Form 10KSB
period 1996-06-30
BIORELEASE CORP
filed 1996-10-15
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended June 30, 1996         Commission File No. 33-43976
             Delaware                                    88-0218411
             --------                                    ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)
                                BIORELEASE CORP.
                                ----------------
             (Exact name of Registrant as specified in its charter)

                  10 Chestnut Drive, Unit D, Bedford, NH 03110
                  --------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code     (603) 471-1255
                                                       --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                             ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes __X__   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The aggregate market value of the voting common stock held by non-affiliates (1) of the registrant based on the average of high bid ($.15) and low bid ($.10) prices of the Company's Common Stock, as of October 7, 1996, is approximately $1,022,000 based upon an average of $.125 multiplied by the number of shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 11, 1996 is 9,471,659 (which excludes 450,000 treasury shares).

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the 3 months preceding the filing of this Form 10-KSB were officers, directors and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  See Item 13.

           Transitional Small Business Disclosure Format (check one):
                                  Yes __X__ No

                                BIORELEASE CORP.
                                   Form 10-KSB
                         Fiscal Year Ended June 30, 1996

                                Table of Contents
PART I                                                                      Page

Item 1.         Business.....................................................  1

Item 2.         Properties................................................... 18

Item 3.         Legal Proceedings............................................ 18

Item 4.         Submission of Matters to a Vote of........................... 18
                Security Holders

                                    Part II

Item 5.         Market for Registrant's Common............................... 19
                Equity and Related Stockholder Matters

Item 6.         Management's Discussion and Analysis of...................... 20
                Financial Condition and Results of Operations

Item 7.         Financial Statements......................................... 26

Item 8.         Changes in and Disagreements with............................ 27
                Accountants on Accounting and
                Financial Disclosures

                                    Part III

Item 9.         Directors, Executive Officers, Promoters
                and Control Persons; Compliance with
                Section 16(a) of the Exchange Act............................ 30

Item 10.        Executive Compensation. ..................................... 33

Item 11.        Security Ownership of Certain Beneficial..................... 36
                Owners and Management

Item 12.        Certain Relationships and Related............................ 37
                Transactions

                                    Part IV

Item 13.        Exhibits and Reports on Form 8-K ............................ 39

Signatures................................................................... 41

Supplemental Information and Exhibits........................................ 42

                                     PART I

Item 1. Business.

General

The Company, Biorelease Corp. ("the Company" or "BIO") including its biotechnology subsidiary, Biorelease Technologies, Inc. (the "Subsidiary"), is a development stage company which has recently entered into a letter of intent to acquire another development stage private company, Theramed Partners, Inc. ("Theramed"), a company focusing on acquiring and consolidating late stage biotechnology companies and synergistic pharmaceutical technologies. The letter of intent provides the general terms and conditions of a proposed acquisition of TheraMed by the Company, whereby the management of TheraMed will receive a substantial interest in BIO. When taken together with shares held by existing management and directors of the Company, TheraMed stockholders and the Company's existing management and directors will hold a controlling interest in BIO. Under the terms of the letter of intent, following the effective date of the acquisition, BIO plans to spin off, to its stockholders of record (pre-acquisition), all of its shares of Biorelease Technologies, Inc. ("the
Subsidiary"). Completion of the spin off will require the filing of a Registration statement with the Securities and Exchange Commission. As a condition of the letter of intent, Dr. Reeves, formerly the Company's President and CEO, resigned effective October 4, 1996 as an officer and Director of the Company. R. T. Robertson Consultants, Inc. ("Robertson"), affiliated with members of Dr. Reeves' family, will enter into a consulting agreement with Theramed Partners. The Company will spin off to its present stockholders the stock it holds in the Subsidiary to create a clean publicly traded corporate vehicle without significant liabilities which will seek to acquire companies and undervalued technologies.

     The Subsidiary holds technology and patents related to hemoglobin stabilization and sustained release drug delivery technology based on chondroitin sulfate, both of which may have application in the field of blood substitute development. The Subsidiary began its biotechnology activities by acquiring in 1989 the hemoglobin stabilization and processing technologies of Oxygenetics, an early stage California based company. The Subsidiary's founders included Richard Schubert, the Company's present Chairman (then President of the American Red Cross), Dr. R. Bruce Reeves, its President and CEO until October 4, 1996, and Dr. Paul Maybury, still a Director. The Subsidiary subsequently acquired sustained release drug delivery technology based on chondroitin sulfate in order to expand its business franchise into other therapeutic areas. Drug delivery has become one of the fastest growing areas in the pharmaceutical industry with companies increasingly turning to novel delivery systems to extend the patent life of existing drugs, increase product portfolios, enhance safety and efficacy, reduce unwanted side-effects, improve patient compliance and maintain product sales against competition. Products utilizing novel drug delivery technologies have already captured a significant share of several therapeutic markets and some systems may be able to provide new therapies by modifying the activity of existing compounds.

The Company became listed on NASDAQ (Small cap) in 1992 following a business combination with the Subsidiary. The Company's stock was delisted in April, 1994 for failing to meet net asset requirements and its stock has since been trading on the OTC Electronic Bulletin Board. The Company has invested approximately nine million dollars ($9 million) in the Subsidiary's technologies including support and administrative expenses. By mid 1994, following the delisting, it was clear that the Company's ability to raise capital was insufficient to allow it to become a self sustaining biotechnology company in light of the large costs necessary to finalize, obtain regulatory clearance and market its sole product and its planned products.

Theramed

In October 1996, the Company's Board of Directors announced it had executed a letter of intent for the proposed acquisition of TheraMed, a recently formed privately held company focusing on acquiring and consolidating late stage biotechnology companies and pharmaceutical synergistic technologies. The letter of intent provides the general terms and conditions of a proposed acquisition of TheraMed by the Company, whereby the management of TheraMed will receive a substantial interest in BIO. When taken together with shares held by existing management and directors of the Company, Theramed stockholders and the Company's existing management and directors together will hold a controlling interest in BIO. Under the letter of intent, after consummation of the Theramed acquisition, the Company will, among other things, change its name to "Pharmatrage Holding Inc." ("Pharmatrage") and file a registration statement to spin off to its stockholders of record (pre acquisition), all of the shares of Biorelease Technologies, Inc. ("the Subsidiary") presently held by the Company.

Pharmatrage will be a product and technology acquisition company and development entity with a primary focus on developing later stage products acquired out of the anticipated consolidation of the biotechnology and pharmaceutical industry over the next several years. Management intends to use as its primary selection criteria those proprietary technologies and products for which preclinical and clinical data exist that strongly supports potential commercial viability and success.

One area in which Pharmatrage expects to initially focus is on acquiring proprietary drug delivery technology that could be useful in providing normal dosage forms that would enable it to enter new markets or improve the safety or efficiency profile of existing drugs.

It is anticipated that Pharmatrage will seek out affiliation with, and/or acquisition of, companies unable to independently continue the development of their products who will benefit from the experience of Pharmatrage's management and support.

Mr. Donald E. Strange, Dr. Paul Leibowitz and Dr. Nigel Fleming are the founders and current principal stockholders of Theramed. See Part III, Item 9. - Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

As a condition of the letter of intent, Dr. Reeves, currently the Company's President and CEO, has resigned as an officer and Director of the Company. Dr. Reeves is employed by Robertson which will enter into a three year consulting agreement with Theramed Partners prior to the closing of the Theramed acquisition. Compensation to Robertson will include Pharmatrage stock options (anticipated to be for approximately 5,083,000 shares). Robertson will consult in the areas of capital formation, securities compliance, stockholder relations and financial matters. Limited additional staff and outside consultants will be added to assist in the development and technology acquisition efforts as needed.

Theramed will oversee the operations of the Company prior to closing at the direction of the current Board of Directors. Theramed has also agreed to advance operating funds to the Company to allow it to continue operations pending stockholder approval of the transaction.

The Theramed transaction is subject to approval of the Company's stockholders. According to the letter of intent, the Company's stockholders also will be asked to approve the following conditions to the acquisition: (i) a name change to "Pharmatrage Holding Inc." (ii) a reverse split of the Company's issued and outstanding shares of Common Stock on a one-for-three basis; (iii) the authorization of preferred stock, the designations, rights, preferences of which may be determined at the discretion of the Company's Board of Directors; (iv) the election of a slate of directors which will include existing directors Schubert and Whitney plus Theramed directors Donald E. Strange and Nigel Fleming and a fifth authorized director to be named later; and (v) the spin off of all Subsidiary shares held by the Company to the Company's (pre Theramed acquisition) stockholders.

Management anticipates that the newly authorized preferred stock may be used by Pharmatrage to finance potential product and/or company acquisitions.

In addition, as a condition to the spin off, it is anticipated that the Subsidiary will grant the Company an exclusive license, subordinate to the existing rights licensed to Baxter Healthcare ("Baxter"), to use the Subsidiary's chondroitin Sulfate Technology ("CS Technology") in exchange for royalties of 4% of net sales by the Company of any products based upon the CS Technology. The 4% royalty shall be payable only after the amount of royalties that would have been paid exceeds the amount of advances made by the Company to the Subsidiary through the date of the spin off. The Subsidiary also will grant the Company the right, at any time during the one year period commencing upon the closing of the Theramed transaction, to acquire all of the Subsidiary's rights, title and interest in and to the CS Technology (including the Baxter agreement), in exchange for cash and/or Pharmatrage stock valued at $1.0 million.

Under the proposed acquisition terms, BIO will issue approximately 21 million shares of restricted common stock along with certain stock options exercisable for 3.9 million shares of stock to the current stockholders and management of Theramed in exchange for their Theramed stock. Immediately following the acquisition, the Company will have approximately 30.5 million shares issued and outstanding in addition to approximately 7.5 million shares issuable upon exercise of options. The transaction is proposed to be a reorganization pursuant to Section 368 (a) (1) (B) of the Internal Revenue Code and is expected to close within 90 days, subject to approval by the stockholders of the Company and Theramed.

The Subsidiary (Biorelease Technologies, Inc.)

Since acquisition by the Company, the Subsidiary has focussed on development and promotion of its proprietary hemoglobin based cell-culture additive, Erythrogen TM , along with developing applications of its sustained release drug technology. During fiscal year 1993, the Subsidiary began to generate minimal revenues ($7,942) from the first sales of ErythrogenTM in non-FDA regulated applications. ErythrogenTM sales were $43,428, $39,781 and $21,705 during the years ended June 30, 1994, 1995 and 1996, respectively. The Subsidiary received $21,948 in fiscal 1996 and $213,117 during the year ended June 30, 1995 for sponsored research relating to chondroitin sulfate sustained release research including $33,117 research grant revenue from the State of New Hampshire. The Subsidiary had $7,000 in revenues during fiscal 1996 from the leasing of it's equipment. The Subsidiary received licensing revenues of $25,000 plus patent cost reimbursement from Baxter Healthcare (see next paragraph) related to their use of chondroitin sulfate drug delivery for blood substitutes during the year ended June 30, 1996. The Subsidiary's long-term intention, with assistance from one or more strategic partners in the pharmaceutical industry, is to develop and derive license revenues from human therapeutic products based upon applications of its technologies. At this time, the Subsidiary has no products approved by the FDA or in clinical trials and no assurance can be given as to if or when such approvals or trials will occur. Moreover, the Subsidiary does not intend to conduct large scale clinical trials or to develop a pharmaceutical marketing unit; rather, it plans to establish collaborations for these purposes with strategic partners that have sufficient expertise and resources. Further, the Subsidiary is searching out one or more synergistic technologies which could be acquired under terms and conditions which would enhance the Subsidiary's ability to attract new capital.

The Subsidiary has invested development resources into two core proprietary technologies: hemoglobin stabilization and sustained drug release technology based on chondroitin sulfate. The Subsidiary's cell culture additive, Erythrogen, uses hemoglobin stabilizing technology to produce a proprietary cell culture additive. During this past fiscal year the Subsidiary has discontinued direct promotion of Erythrogen to the research and laboratory markets because of the high cost of promotion. Instead, the Subsidiary is focusing on industrial applications. It has initiated application studies with a supplier of hollow core bioreactors to demonstrate the benefit of ErythrogenTM in the production of pharmaceuticals. From August, 1994 to June, 1995, the Subsidiary received financial support to demonstrate the benefit of its chondroitin sustained release technology as applied to a blood substitute product under development by a major multi-national pharmaceutical company, Baxter Healthcare ("Baxter"). As a result of this sponsored work, on April 30, 1996, Baxter entered into a licensing agreement with the Subsidiary whereby Baxter pays an escalating exclusivity payment to the Subsidiary quarterly plus a royalty on all applicable blood substitute sales for the period of the Subsidiary's patents in exchange for an exclusive license to use the chondroitin technology for blood substitute applications. Unless Baxter terminates the agreement on 90 days prior written notice before any calendar year end, the agreement calls for quarterly revenues to the Company through the calendar year 2001 with minimum annual revenues ranging from $80,000 in calendar year 1997 to $240,000 in 2001. Further the agreement calls for royalty payments derived from products that incorporate the Subsidiary's patented chondroitin sulfate technology. This agreement could result in significant license royalties to the Subsidiary not earlier than the year 2000 provided Baxter incorporates this technology into its blood substitute products under clinical review in the U.S. and other countries and does not terminate the license agreement.

Since closing its research facilities in June, 1995, the Subsidiary's primary research activities are being conducted at the University of New Hampshire ("UNH") pursuant to a research agreement. Research at UNH has focussed on cell culture application development of ErythrogenTM. Continuation of the work earlier conducted for Baxter in the Subsidiary's facilities on chondroitin sulfate/blood substitutes is now being conducted by Baxter at their Round Lake, Illinois research facilities. Additional funding will be required to sustain the development of the Subsidiary's chondroitin sulfate sustained release drug technology for other potential therapeutic applications of its technologies. The Subsidiary hopes to attract one or more additional strategic partners from the pharmaceutical industry. As of the date hereof, the only program under which the Subsidiary has any current collaboration activity is with Baxter who is engaged in blood substitute development. As a part of this arrangement, Baxter has agreed to make research results from its blood substitutes studies with chondroitin available to the Subsidiary on a confidential basis. In the event this Baxter work continues to show positive results, management anticipates, but cannot assure, that Baxter will transfuse the modified hemoglobin into large animals and the results will be evaluated to determine if the experimental modified hemoglobin is sufficiently effective as an oxygen carrier. While the Subsidiary has received $180,000 in sponsored research revenues, $25,000 in license agreement revenues, $21,967 in reimbursement of patent costs and $8,739 in research product revenues from this licensing partner, management cannot assure that it will be able to generate regular and consistent revenues from any such strategic industrial alliances and licensing fees in the near future, or secure long term assistance in commercializing pharmaceutical and therapeutic applications of the Subsidiary's patented chondroitin technology. See "Proposed Technology Applications."

Management believes, but cannot assure, that affiliation with the Theramed management team and, by embarking on later stage consolidation opportunities within the biotechnology industry, should enhance the Company's ability to attract financing and alleviate the long standing liquidity difficulties. As a part of the affiliation with Theramed and subject to stockholder approval, the Subsidiary and its technologies will be spun out to the Company's stockholders subject to filing a registration statement with the S.E.C. The Theramed management team (see Item 1) will oversee the day to day management of the Company at the direction of the Company's existing Board of Directors.

PROPOSED TECHNOLOGY APPLICATIONS

Hemoglobin Blood Gas Technology

During the development and evaluation of the technology leading to the ErythrogenTM cell culture product, the Subsidiary discovered possible therapeutic applications of this technology which have now been incorporated into its related patent application allowed in Europe. This technology ("BG Tech") is based on complexes between hemoglobin and certain blood gases, nitric oxide and carbon monoxide, earlier believed to be both toxic and unstable. The Subsidiary is in negotiations with two companies active in the field of blood substitute research to establish possible research collaboration and or out licensing possibilities. Preliminary in vitro data has indicated that certain formulations based on this blood gas technology may have a stimulative effect on endothelial and epithelial cells which comprise human skin. Further, recently published data leads the Subsidiary to believe that these compounds may also be significant vasodilators. As a part of evaluating the potential of licensing opportunities, the Subsidiary hopes to commence in vitro (in cooperation with UNH) and animal model screening of formulations similar in composition to ErythrogenTM for therapeutic activity. These screening studies are to be undertaken in cooperation with one or more of the blood substitutes research companies, and will study possible use of this proprietary modified hemoglobin as a healing agent for wounds and burns as well as a vasodilator for use in sickle cell anemia, stroke and certain neurodegenerative diseases. While the Company has had preliminary discussions with two research companies, no agreements have been reached and no assurance can be given that agreements will be reached. Absent such an agreement or an infusion of significant funding, the Subsidiary will not be able to conduct animal screening. Formulation and stability studies derived from cell culture development work indicate a stability adequate for use as a therapeutic product. Subject to availability of financial resources, it is the Subsidiary's present intent to demonstrate product applications in one or more of these therapeutic areas and seek either a development partner or licensee for further product application and clinical trials allowing it to focus on nearer term product opportunities.

The Subsidiary holds an allowance for a European Patent for the medical use of nitric oxide and/or carbon monoxide complexed with any hemoglobin compound including hemoglobin based blood products being developed by others as blood substitutes. These blood gas compounds, long held to be both unstable and toxic to human cells, have been shown over the past several years by independent laboratories to exhibit significant medical and biologic benefit. In March 1996, a discovery by Dr. Jonathan Stamler and associates at Duke University Medical Center, published in the publication "NATURE", validated the basic premise of the Subsidiary's patent. Stamler's research concluded that hemoglobin, the protein contained in red blood cells which delivers oxygen and exchanges carbon dioxide in all living tissue, also carries nitric oxide (and can carry carbon monoxide) in a beneficial and therapeutically significant manner.


The Subsidiary will focus its research screening efforts on hemoglobin formulations similar in composition to its product ErythrogenTMI (ERY-I). ERY-I is a partially purified preparation suitable as a cell culture additive containing stabilized hemoglobin derived from bovine source in combination with a blood gas. The Subsidiary may choose to develop a purified human derived modified hemoglobin in place of ERY-I. This will screen out biological activity derived from possible impurities contained in the ERY-I cell culture product. The Subsidiary may further choose to negotiate a supply agreement for clinical grade hemoglobin with one of the companies developing hemoglobin based synthetic blood substitutes to assure the Subsidiary of a product quality and documentation necessary for later preclinical work needed for the filing of an IND on promising indications. This approach would eliminate the need for the Subsidiary investing funds it does not have in production and certification of hemoglobin production facilities.

The Subsidiary has three years of stability data on ERY-I (ERY-I is a bovine based blood gas- hemoglobin formulation used for cell culture applications). This prospective product formulation will be screened in established in vitro and animal models for the most commercially attractive disease states. These targeted disease states will be selected based on four parameters: (1) the market size, (2) published data indicating likelihood of therapeutic effect, (3) the cost of the research model, and (4) the likelihood of attracting a major partner following a successful study. Currently, the Subsidiary does not possess the resources necessary to proceed on its own.

Provided preliminary screening results appear favorable, the Subsidiary may attempt to in- license other potential synergistic technologies and/or affiliate with one or more laboratories active in the field of nitric oxide therapeutics. As data is developed under this program, the Subsidiary expects to pursue development agreements with corporate partners leading to possible license revenues and milestone payments. It is the goal of the Subsidiary to develop its BG Tech business opportunity by forming joint ventures with one or several hemoglobin producers and or through an affiliation with a major pharmaceutical partner. Screening of other formulations will be undertaken only after achieving the support and funding of at least one major pharmaceutical company. The development and license agreement with Baxter mentioned above is unrelated to the Subsidiary's hemoglobin BG Tech technology although both technologies represent a significant value added contribution to hemoglobin based blood substitutes.

Chondroitin Sulfate Sustained Drug Release Technology.

The Subsidiary owns a potential sustained release drug delivery technology based on chondroitin sulfate. This technology has received development support from Baxter and resulted in an initial licensing agreement in April 1996 with Baxter for Baxter's blood substitute application. Under the current chondroitin sulfate based research licensing agreements, Baxter is responsible for scaling up the manufacturing of chondroitin reagent to pharmaceutical quality levels, for performing all preclinical research and human clinical trials provided Baxter continues to actively pursue this technology. Baxter received approval from the FDA in June 1996 to proceed with Phase III clinical trials on its modified human hemoglobin, DClHb (without chondroitin). No assurance can be given that Baxter will take its DClHb through clinical trials with the Company's chondroitin.

The Baxter agreements provide for confidential disclosure to the Subsidiary of research and clinical results which could lead to therapeutic applications other than hemoglobin. Baxter's exclusive license is limited to hemoglobin blood substitute applications leaving other therapeutic applications open to the Subsidiary for licensing.

Approximately 12,000,000 units of blood were administered to a total of 4,000,000 patients in the U.S. last year. With the average cost of $300-500 per unit, the market for blood substitutes could approach $4 billion in the U.S. or approximately $10 billion worldwide. (It should be noted that a blood substitute is an oxygen delivery product or resuscitation fluid and does not provide many of the components found in human blood). Several companies are developing competing products for the prospective hemoglobin-based blood substitute market. Baxter (modified human blood) has just initiated Phase III clinical trials; Northfield Laboratories (modified human blood) and Somatogen/Lilly (recombinant) have conducted Phase II clinical trials; each of these companies are expected to move soon into Phase III trials. Biopure (bovine-derived) has completed Phase I trials that had earlier been suspended for undefined problems and has now commenced phase II. Enzon (bovine-derived) and Hemosol (human- derived) have also initiated clinical trials.

The Subsidiary acquired the U.S. and certain international patents for its sustained drug release technology based on chondroitin sulfate. Research conducted by predecessors and others in support of the patent applications indicates that chondroitin sulfate can bind with biological or chemical compounds and effect prolonged release of drug activity. Based upon research conducted by the Company and scientific literature, the Subsidiary believes that chondroitin sulfate can be modified and linked to a variety of compounds.

Chondroitin sulfate is a naturally occurring biopolymer found in the connective tissues of mammals and other cartilage-containing creatures (including humans). It is a biodegradable and biocompatible substance. Accordingly, management believes that chemically linking chondroitin sulfate to a variety of peptides, proteins, hormones and enzymes is not expected to produce toxic effects if used therapeutically in humans and animals. Based upon the Subsidiary's patents and other published studies, management believes that chondroitin sulfate can be used as a sustained release drug system. The active drug would be chemically linked to chondroitin sulfate. The chondroitin sulfate would act as a carrier, protecting the drug for a prolonged period, allowing lower but sustained levels of drug in the body. During the normal metabolic process over time, the complex would be slowly broken by physiological action, thereby releasing optimal doses for a prolonged period. The sustained release system may allow for the use of lower doses, potentially reducing the incidence of toxic side effects.

Potential therapeutic applications of such a sustained release drug system would include drugs not suitable for mechanical systems (e.g., encapsulation) and drugs that currently are delivered by mechanical systems that produce patient discomfort (e.g., by injection). Potential drugs to be linked to chondroitin sulfate include antibiotics, biopharmaceutical products and anti-cancer drugs, and topical formulations using chondroitin sulfate-bound drugs.

The Subsidiary has identified an economically viable source for highly purified chondroitin in order to advance the development of its chondroitin sulfate sustained drug release technology and to assure economic supply of pharmaceutical grade chondroitin. It has supplied this product to Baxter as part of its earlier research arrangement. Recently, the Subsidiary completed a technology transfer to Baxter who now uses the Subsidiary's proprietary process to make research grade product for their studies. Baxter, under agreement with the Subsidiary, has agreed to share on a confidential basis the results of their research. The Subsidiary retains the rights to use the chondroitin technology for all applications other than blood substitutes.

Development of chondroitin sulfate sustained release drug products and applications will depend on, among other things, the feasibility and cost effectiveness of binding a given drug to chondroitin sulfate in a manner that will permit the desired release of the drug. Its entry into proprietary pharmaceutical applications will also depend on the Subsidiary's ability to fund the development through the formation of one or more strategic alliances or joint ventures, from future revenue streams and/or from additional debt/equity financing.

Specific proposed commercial applications of the Subsidiary's chondroitin sulfate based sustained drug release technology other than those activities with Baxter are only in the conceptual stages. The Subsidiary hopes to enter into other collaborative arrangements with other multi-national pharmaceutical companies pursuant to which the Subsidiary would provide reagent and know how to complex a prototypical drug (proprietary to the pharmaceutical company) with chondroitin and the pharmaceutical company would develop preclinical data in animal models leading to a licensing opportunity for the Subsidiary. No assurance can be given that the Subsidiary will be able to enter into such other collaborations or, if such an arrangement is entered into, that the preclinical data generated will result in further collaboration or a licensing opportunity.

ERYTHROGEN TM CELL CULTURE PRODUCT AND BUSINESS OPPORTUNITY

The Subsidiary's focus, in the non-regulated biologics industry, has been to develop a cell culture product by creating an additive based on its blood gas technology for the cell culture additive market. Cell culture is the process by which living cells (bacterial, plant, yeast, insect, mammalian) are propagated in a controlled environment (medium). Cell culture is maintained at the proper bath temperature and supplemented with nutrients and salts, and is utilized by the pharmaceutical and biotechnology industries to generate recombinant products. Agents that enhance the efficiency and productivity of cell culture can be developed for markets that are independent of FDA clinical trials. Fetal bovine serum ("FBS"), the serum component of blood obtained from calf fetuses, is the cell culture additive used most commonly (represents approximately 50% of the additive market) to provide nutrition and enhance the growth of cells. Cells grown in culture can be used to produce biological materials including antibiotics, antibodies, biopesticides, and genetically-engineered proteins and viruses.

In academic and industrial laboratories, cells are propagated in vessels ranging from plastic flasks to large stainless steel bioreactors. Cells can be maintained more easily in flasks in research laboratories. Scale-up of cell cultures into large volume spinner/shaker flasks and bioreactors has encountered difficulty in supplying oxygen uniformly to high-density cell cultures. No method has been wholly satisfactory in addressing this problem. Biorelease has developed a purified, stabilized tetrameric hemoglobin that utilizes hemoglobin's oxygen carrying capability to increase the oxygen delivery to cells contained in the media ("ErythrogenTM"). ErythrogenTM enhances the growth of cultured cells, especially those of high-density cultures, reduces the amount of nutrients that must be added and increases protein expression and production.

In July 1994, at the XI Congress of International Society for Artificial Cells, Blood Substitutes and Immobilization Biotechnology, Dr. Tony Goffe, now a consultant to the Subsidiary, then with Unisyn Technologies Corporation, a supplier of bioreactor equipment and media products to the cell culture industry, reported results showing ErythrogenTM's efficacy in mammalian cell types (3C11 Hybridoma and 1581 Monoclonal antibodies). In this study, Unisyn reported ErythrogenTM increased protein production for both monoclonal antibodies and hybridoma cells in their hollow core bioreactors by a factor of 80% compared to control media without ErythrogenTM added. Further, Unisyn compared ErythrogenTM to other oxygen carriers, including perfluorocarbons and blood substitutes. ErythrogenTM showed higher activity than any other carrier studied. This past year, under a cooperative research grant from the State of New Hampshire, researchers confirmed broad stimulative effect on a variety of mammalian cell lines including normal human epidermal keratinocytes (NHEK), the cells which make up skin tissue.

In addition to the possible use in cosmetics, this research may lead to products for wound healing and burns (see previous discussion relating to blood gas technology).

The Subsidiary introduced its first cell culture additive, ErythrogenTM, in late 1993. ErythrogenTM has been sold to a number of research laboratories, including the NIH, as well as to a number of biotechnology and pharmaceutical companies for incorporation into their experimental cell culture media. In 1995, the Subsidiary received an initial order for ErythrogenTM from Sigma for incorporation into their tissue culture research catalogue. The Subsidiary continues to develop new applications data under an ongoing University of New Hampshire cooperative research grant and expects to publish this data early next year.

The Subsidiary commenced small user sales of ErythrogenTM in the research market several years ago. Revenues from research sales of ErythrogenTM for the past several fiscal years have been modest ($115,525 to date). The Subsidiary believes the significant opportunity is in the industrial cell culture market which will take additional time and effort to penetrate. The U.S. market for cell culture additives is rapidly growing and is estimated at $200 million annually for which no clinical trials are required prior to sale. A single product conversion to Erythrogen TM at the manufacturing scale could represent a recurring revenue opportunity of $250,000-$500,000 per year per product. If the Subsidiary can be successful in penetrating the cosmetics markets, the opportunity for this product could be larger. Accordingly, sales and marketing strategies for these customers are highly individualized and targeted. This product and business activity is not a major focus for the Subsidiary.

Erythrogen TM Sales and Marketing

The Subsidiary had earlier established independent sales distributors in Canada, England and Japan and was in the process of establishing independent sales distributors in certain European countries. Due to its limited resources and the high cost of promotion, the Subsidiary has discontinued the direct sale and promotion of ErythrogenTM to the research markets. While the Subsidiary still supplies some of these independent commissioned sales representatives and distributors, volume from these activities has become minimal. Instead, management has identified target companies that have an established presence in relevant markets for potential strategic marketing relationships (e.g., medical research catalogue suppliers). In this regard, one large catalogue supplier, Sigma, carries ErythrogenTM under its own label in its Sigma Biosciences catalogue and a bioreactor manufacturer is in a discussion relating to possible distribution.

 Erythrogen TM Manufacturing

The Subsidiary engaged a small unaffiliated manufacturer of biological products to perform specific manufacturing and product development activities for the Subsidiary. Manufacturing and product development was conducted pursuant to periodic work orders. The Subsidiary owns the primary equipment used to manufacture ErythrogenTM. This manufacturer has not manufactured ErythrogenTM for the Subsidiary for several years because the Subsidiary currently has a sufficient inventory of ErythrogenTM. Based upon the Subsidiary's experience to date, management believes that the manufacturer has the ability to manufacture ErythrogenTM within the product specifications established for the utilization of ErythrogenTM as a cell culture additive. Although it is currently not required that cell culture additives for the research market be made under GMP guidelines, the Subsidiary plans to later explore the possible use of a GMP facility for future manufacturing of ErythrogenTM for pharmaceutical use or secure supply from one or several blood substitute companies.

Competition

(a) ErythrogenTM Initial testing indicates that ErythrogenTM increases cell densities and reduces cell doubling time and increases protein production when added to insect and mammalian cell culture media. Management believes that these results stem, in part, from ErythrogenTM's ability to increase the amount of available oxygen for cell utilization and, possibly, decrease the level needed of certain additives such as FBS. Erythrogen TM technically does not compete with FBS because it is a supplement to and not a replacement for FBS. The Subsidiary knows of no other commercially available cell culture additives that provide oxygenation to culture media; however, a number of biotech companies have the capability to produce similar products. Management believes that, the Subsidiary's patent position for hemoglobin stabilization will limit the degree to which these companies could sell similar products will be limited. The Subsidiary has received notice of allowance from the European Patent Office of foreign allowance. With any culture media supplement, broad customer acceptance will be a factor of the number of cell lines enhanced by the substance, the product's shelf-life and cost, and its biological activity or other such features as might affect or characterize its performance. The Subsidiary generally will compete with manufacturers and suppliers of cell culture media supplements, and there continue to be other products in development which may compete directly with those of the Subsidiary. Most of the Subsidiary's competitors have greater financial and personnel resources than the Subsidiary. In the event that a competitor produces a comparable product, no assurance can be given that the Subsidiary will be able to successfully compete.

(b) Proposed Therapeutic and Pharmaceutical Products. Assuming the Subsidiary is able to license its sustained release drug and/or therapeutic hemoglobin stabilization technologies and such licensing arrangement results in the development of therapeutic or pharmaceutical products, such products will be competing with products developed by major drug companies, research organizations and universities. The proposed sustained release drug system specifically will compete with a number of technologies including, among others, liposomes (The Liposome Company, Nextar, Inc.), a drug delivery system that encapsulates a drug or other substance in lipids (fat); PEG-technology (Enzon, Inc.), a sustained release drug system that chemically binds a drug or substance to polymers of polyethylene glycol ("PEG"); and microspheres of "protenoids" (Emisphere Inc.), a technology that is attempting to administer orally drugs or antigens that currently require injection to name only a few. The Subsidiary is seeking strategic relationships within the pharmaceutical industry to substantially reduce the otherwise high capital risk of financing internal research and clinical testing; however, no assurance can be given that the Subsidiary will be able to enter into such a strategic relationship or, that any products developed by such a strategic relationship would be able to successfully compete.

Research and Development Policy

Ongoing Research and Development is important to the Subsidiary's ability to provide marketable technology that keep pace with the rapid technological change associated with the biotechnology and pharmaceutical industries. The Subsidiary is committed to continuing collaborative research to extend the existing uses of ErythrogenTM and to develop other cell culture uses related to the hemoglobin stabilization technology. During the fiscal years ended June 30, 1995 and 1994, the Subsidiary spent $230,444 and $654,019, respectively, on research and development on its hemoglobin and chondroitin technologies. Due to severe financial restraints, the research at University of New Hampshire was the only work undertaken during the past fiscal year (1996). From October 1989 to June 30, 1996, the Subsidiary spent $2,558,041 on research and development (not including $690,000 to purchase its technologies).

Pursuant to an agreement with the University of New Hampshire ("UNH"), UNH is conducting research on the application of chondroitin sulfate as a sustained release drug agent as well as application development of ErythrogenTM for mammalian cells. Pursuant to the UNH Cooperative Agreement which commenced December 19, 1994 and runs through December 31, 1996, the Subsidiary contributed $175,000 of "in kind" matching expenditures plus contributing $34,000 of equipment to UNH for research under this UNH Cooperative Agreement, which funding was contributed by the state of New Hampshire to a level of $50,000. Following the depletion of these remaining grant funds, the Subsidiary expects to apply for an extension which will, if approved, require the Subsidiary to advance fifty percent (50%) of any approved grant amounts provided funds are available. Management believes, but cannot assure, that it will be able to provide matching funds to allow extension of the UNH Cooperative Agreement for the period through fiscal year ended June 1997.

Until June 1995, the Subsidiary had been utilizing its own in-house laboratory at its former facilities. However; as a part of the Subsidiary's 1995 reorganization and downsizing, this laboratory facility was closed and laboratory employees terminated. See "Item 2. Properties" and "Item 3. Legal Proceedings." All work both in development of application data for ErythrogenTM is now being conducted under the UNH Cooperative Agreement. The Subsidiary cannot assure that it can fund this program on a sustained basis without additional capital or support from a collaborator. Chondroitin sulfate technology will be promoted as a novel sustained release drug licensing opportunity.

Governmental Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of the Company's future pharmaceutical and/or therapeutic applications and products derived from its technologies, and in its current and proposed research and development activities. In order to test clinically and to produce and market products for human therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed.

The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical tests, (ii) submission to the FDA of an application for an Investigational New Drug which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to the FDA of a New Drug Application ("NDA") with respect to drugs and Product License Application ("PLA") with respect to biologics and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug or biologic. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and other Federal, state and local agencies and must comply with "Good Manufacturing Practice" ("GMP") as appropriate for production. Compliance with GMP requires, inter alia, that the manufacturing establishment must follow certain procedures and be inspected and approved by the FDA.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism and excretion. Phase II involves studies in a limited population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a product is found to be effective and to have an acceptable level of safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that FDA approval will be obtained to conduct clinical trials, or Phase I, Phase II, or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's future proposed products subject to such testing. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is believed that the subjects or patients are being exposed to an unacceptable health risk. There can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company to delay or suspend clinical trials.

The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. Even if initial FDA approval is obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the products.

In addition, the Company is subject to regulation under state and Federal law regarding occupational safety, laboratory practices, environmental protection and hazardous substance control and to other present and possible future local, state, federal and foreign regulation.

Patents and Proprietary Technology

The Company's success will depend, in part, on its ability to obtain, maintain and defend patents, protect trade secrets and operate without infringing the patent rights of others both in the United States and in other countries. The Subsidiary holds United States patents for "Stabilization of Proteins and Peptides By Chemical Binding with Chondroitin" (1986) and "Chondroitin Drug Complexes" (1984), a Canadian patent for "Method for Protein Stabilization" (utilizing Chondroitin) (1991) and a European allowance related to its hemoglobin technology for "Continuous Processes for Modifying Biologically Active Materials and the Products Therefrom" (1992). The Subsidiary has received notice of allowance during this past fiscal year from the European Patent Office
(EPO) for European applications of a patent for its hemoglobin stabilization blood gas technology used in producing ErythrogenTM and possible therapeutic applications. This is the technology discussed above in the discussion of Blood Gas Technology. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office. No consistent policy has emerged regarding the breadth of claims covered in biotechnology patents. The patent protection for chondroitin stabilization extends through 2003 in the U.S. There can be no assurance that any issued patents will provide the Company with competitive advantages or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's proposed products or, will not design around Company patents. The prosecution or defense of patent infringement litigation, if required, could involve the commitment of substantial management time and financial resources of the Company. The loss or challenge of any of the Company's patents may have a material adverse effect on the Company's current and proposed operations. Also the Company's working capital deficiency could impact the Company's ability to pursue and maintain its patents.

Employees and Outside Consultants

Until March 31, 1996, the Company had one full-time employee, Dr. R. Bruce Reeves, the Company's President (see Part iii, item 10 and 11). Effective April 1, 1996 the Board of Directors retained R T Robertson Consultants as consultants to the Company which includes the services of Dr. Reeves. Dr. Reeves continued to serve through October 4, 1996 as a Director and President of the Company. As required by the Theramed letter of intent, Dr. Reeves resigned as an Officer and Director of the Company. R T Robertson will continue to actively consult on a daily basis for the Subsidiary and Theramed Partners during the pendency of the letter of intent with the Company and has agreed to consult for the Subsidiary for up to six months following the Company's closing with Theramed. The Company engages certain other consultants on a part-time and or as needed basis. During this past year, the Company engaged four technical consultants on a regular basis; Dr. Victor Chan, formerly a senior manager employed by the Company who coordinates technical activities, Dr. Hiroshi Mizukami who consults in the area of hemoglobin research, Dr. Tony Goffe who consults in the area of ErythrogenTM applications and continuing cell culture development. Dr. Paul Leibowitz, formerly a Director of the Company, consults in the area of patents and business strategy. Dr. Leibowitz is a principal of Theramed. Other Consultants are available to the Company on an as needed basis. Due to the Company's current financial position and lack of significant revenues, these consultants are compensated with stock and/or options.


The Company has always utilized scientific advisors and technical consultants with recognized expertise in areas relevant to the development of the Company's technologies and proposed products. From time to time, the Company consults with other outside advisors individually on issues of research, development and planning. The Company has separate arrangements with each Outside Consultant. Generally, outside consultants are given stock options and consulting fees and are reimbursed for accountable expenses. During the years ended June 30, 1996, 1995 and 1994, the Company paid $0, $3,100 and $63,200, respectively, in accountable expenses to Technical Consultants and Scientific Advisors. As of the date hereof, past and current Scientific Advisors and Technical Consultants own an aggregate of 56,984 Shares of the Company's Common Stock, 670,000 options to purchase Shares at prices ranging from $.07 to $6.00 per Share. All Outside
Consultants are employed by employers other than the Company and may have commitments to or consulting or advisory arrangements with other entities that may limit their availability to the Company. Some of these entities may also be competitors of the Company. Where a conflict of interest arises, while the conflict may not be resolved to the benefit of the Company, each Advisor has agreed not to divulge any information that is proprietary to the Company. Although Consultants may devote substantial time and effort on behalf of the Company, no individual is expected to devote more than a small amount of time to the Company's business.

Information relating to these four Scientific Consultants follows:

HIROSHI MIZUKAMI, Ph.D., has been a Professor of Biological Sciences at Wayne State University in Detroit, Michigan since 1974. He holds a Ph.D. in Biophysics from the University of Illinois. Dr. Mizukami consults with the Company on researching the properties of hemoglobin and chondroitin sulfate analogues.

VICTOR T. CHAN, PhD, serves the Company as its part-time Director of Development and Principal Investigator on sponsored research projects. Dr. Chan joined the Company in March, 1993 and served on a full time basis as Director of Analytical Chemistry and through September, 1994 as Director of Laboratory Operations. Effective October, 1994 Dr. Chan became a part time consultant to the Company. Under his agreement with the Company, Dr. Chan oversees all technical functions for the Company's sustained release research and collaborations. Prior to joining the Company Dr. Chan was with Ares Serono Group for five years and was instrumental in setting up their protein chemistry group to provide analytical support for process development activities and pilot production. Dr. Chan has experience in both new product discovery and structure-function determination of recombinant proteins and naturally derived products. Dr. Chan received his PhD from MIT in 1986 and later served as a post doctoral fellow at Dana Farber Institute (Harvard Medical School).

RANDAL (TONY) GOFFE, PhD, consults in the area of Erythrogen TM research and development. Dr. Goffe was a co-founder of CellPro (Bothell, Washington) and more recently served as V.P. and Chief Technical Officer for Unisyn Technologies (Milford, Mass.). Currently Dr, Goffe is President and Founder of Genespan Corporation (Redmond, Washington). Dr Goffe is the holder of 11 issued patents and has authored over 35 scientific papers. Dr Goffe received a BSc degree from University of London in 1974 and received his PhD from The City University, London, UK in 1978.

PAUL LEIBOWITZ, PhD, a scientific advisor to the Company for the past four years, oversees patent application, intellectual property and business development. Dr. Leibowitz has more than eighteen years of diversified experience in the management of biological and pharmaceutical research and development, regulatory oversight, business development and strategic planning. While at Schering Plough Dr. Leibowitz founded for Schering both the molecular biology and tumor biology departments and built its initial infrastructure in biotechnology. See "Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Item 2.           Properties.

The Company entered into a two year lease agreement on June 21, 1995 for its principal offices in Bedford, N.H. The lease calls for monthly rent of $295, plus utilities and a pro rata share of taxes and common area maintenance fees. These new principal offices are located at 10 Chestnut Drive, Unit D, Bedford, NH 03110, telephone (603) 471-1255. Its location in a suburban multi-tenant office building allows for the administrative functions of the Company and the Subsidiary and technical support and shipping for the ErythrogenTM product line. This facility does not incorporate laboratory facilities which are conducted under contract at University of New Hampshire located about 40 minutes from the Company's offices. Effective September 1, 1996 Robertson took over the responsibility for payment of this lease. The Company expects to reimburse Robertson for an allocated portion of the facilities used. The Company relocated from its former facilities at 8A Industrial Way, Salem, New Hampshire 03079 in June of 1995 (see "Item 3. Legal Proceedings").

Item 3.           Legal Proceedings.

Except as set forth below, the Company is not presently a party to any material litigation. In December 1993, a lawsuit by an individual claiming a finder's fee related to the introduction of the Subsidiary to the Company was settled by the Company agreeing to pay installments of $1,500 monthly through February 1997, plus certain cash and common stock of the Company. All installments have been paid as agreed and the balance at June 30, 1996 was $12,866.

On May 17, 1994, Mr. Lofink, a shareholder and former employee of the Subsidiary, filed a law suit in Superior Court in California to recover certain, then remaining, sums due (approximately $40,000), relating to his former employment. In April, 1995 the Company entered into a court approved settlement with Mr. Lofink in the amount of $43,475 calling for payment of $5,000 upon signing and $1,000 monthly until December 1996 when any remaining balance was to become due. This agreement was recently amended to provide for an extension in the due date to December 1997 by the Subsidiary continuing to pay $1,000 monthly through this extended period. The Company retains the right to repay any open balance by tendering its stock of equal value. All payments have been made as called for under this settlement. This settlement is reflected in the current financial statement.

Item 4.           Submission of Matters to a Vote of Security Holders.

During this past fiscal year ended June 30, 1996, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.           Market for Company's Common Equity and Related
                  Stockholder Matters.

(a) Market Information -- The principal U.S. market in which the Company's common shares are traded (all of which are of one class, $.01 par value Common Stock) is the over-the-counter market. In August 1986, the Company completed its initial public offering. In April 1991, the Company issued 450,000 Class A Common Stock Purchase Warrants, 400,000 of which have been exercised. The Class A Warrants were exercisable at $1.375 per Share and expired July 5, 1995. The Company's Common Stock is traded in the Over-the-Counter market and is listed on the OTC Bulletin Board under the symbol "BREL." The Common Stock was listed for trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "BREL" until April 27, 1994 (excluding from February 28, 1994 through March 17, 1994), at which time it was delisted. On October 7, 1996, the average between the high and low reported bid price of the Common Stock on the OTC Bulletin Board was $.125 per Share. The following table sets forth the range of quoted high and low bid prices of the Company's Common Stock on a quarterly basis for the fiscal years ended June 30, 1996 and 1995, as reported by the National Quotation Bureau. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's Class A Warrants expired on July 5, 1995.


         Fiscal                                                        Bid Price
         1996                                 Low                        High

         First Quarter
         Ended September 30, 1995             $.08                     $ .125

         Second Quarter
         Ended December 31, 1995              $.02                     $ .13

         Third Quarter
         Ended March 31, 1996                 $.05                     $ .09

         Fourth Quarter
         Ended June 30, 1996                  $.13                     $ .297


         Fiscal
         1995

         First Quarter
         Ended September 30, 1994             $.125                    $ .25

         Second Quarter
         Ended December 31, 1994              $ .01                    $ .25

         Third Quarter
         Ended March 31, 1995                 $ .05                    $ .09

         Fourth quarter
         Ended June 30, 1995                  $ .03                    $ .20

(b) Holders -- The number of record holders of the Company's Common Stock as of June 30, 1996 was 1,678, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding was 9,430,354 shares which excludes 450,000 shares held in treasury as of June 30, 1996.

(c) Dividends -- The Company made a dividend distribution of shares of Vegas Chips, Inc. in January 1992. However, the Company has not declared any cash dividends since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate increased growth.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

General

In April 1994, following a failed financing and delisting by NASDAQ for failure to maintain required asset levels, the Company experienced a severe cash flow shortage and had to severely curtail its funding of the Subsidiary as such resources were being used to fund research on the Subsidiary's technologies. In May 1994, the Company terminated all professional staff and administrative personnel except for Dr. Chan and Dr. Reeves and several laboratory personnel. Since that time, the Company and the Subsidiary focussed only on ErythrogenTM sales activities and confidential research related to chondroitin sulfate
--------

     1 The primary focus of the following discussion is on the business of BIORELEASE Technologies, Inc. (the "Subsidiary"), as the Company, prior to its acquisition of the Subsidiary, had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the acquisition of the Subsidiary by the Company.

sustained release sponsored in part by Baxter, a multinational pharmaceutical company. In June 1995, because of continuing cash flow shortages and defaults under the Subsidiary's facility lease and equipment lease, all laboratory operations of the Subsidiary were terminated and the remaining Subsidiary staff were laid off. Late in June 1995, the Company moved to its current facility in Bedford, N.H. As a part of this consolidation, the Subsidiary sold all non-essential equipment, destroyed all non-essential inventory of ErythrogenTM and recently has settled its outstanding lease obligations with both its equipment and facilities lessors. The Subsidiary also reached settlement with a number of the Subsidiary's creditors by issuing stock in the Company in exchange for creditor releases. Currently, management believes that the Subsidiary continues to maintain adequate inventory of Erythrogen TM , its cell culture additive product, in order to provide for supply of the product to existing and new customers.

The Subsidiary plans to exploit its hemoglobin blood gas technology "see Part I,
Item 1. Business - Hemoglobin Blood Gas Technology." The Subsidiary also is seeking to enter into licensing relationships for one or more therapeutic applications of its technologies. In this regard, the Subsidiary has negotiated its first license agreement with Baxter, Round Lake, Illinois, a multinational pharmaceutical concern. This agreement relates to a licensing arrangement pursuant to which Baxter will apply the Subsidiary's technology to stabilizing Baxter's Blood Substitute product, now being tested in both the U.S. and abroad for human approval. To date, Baxter Healthcare provided research sponsorship in the amount of $205,000 and purchased supplies of chondroitin sulfate reagent. Baxter is now conducting follow up research in its Round Lake, Illinois facilities using the Subsidiary's patented technology. In April 1996, Baxter reached agreement with the Subsidiary for an exclusive agreement to use this technology for blood substitutes. Under this agreement, Baxter will pay the Subsidiary escalating exclusivity payments over the next four years plus reimbursement of all related patent expense. The agreement will generate for the Subsidiary a minimum revenue stream of $850,000 through December 2001, provided Baxter continues to pursue this technology and does not terminate the agreement on 90 days prior written notice before any calendar year end. In fiscal year ending June 30, 1996, the Subsidiary received $25,000 under this licensing agreement plus patent reimbursement. There can be no assurance that the Subsidiary will ever receive any other significant licensing revenue under this agreement or that any other pharmaceutical concern will enter into a licensing agreement with the Subsidiary. Other than possible licensing opportunities, therapeutic products which may be derived from the Subsidiary's technologies are currently only being conceptualized, are most likely years away from market introduction and will require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval and additional resources the Subsidiary presently does not possess. See "Item 1. Business."


Sales from ErythrogenTM for the year ended June 30, 1996, 1995, and 1994 were $21,705, $39,781 and $43,428. During year end June 30, 1995, the Subsidiary ceased promoting direct sales to research and laboratory markets because of the extremely high promotion costs necessary to access these markets. Instead, the Subsidiary has focused on industrial clients including the first sale of ErythrogenTM to Sigma Chemical, Biosciences Division. Sigma placed its first order in January, 1995 for a private labeled version of ErythrogenTM to be resold in its Biosciences catalogue. The Subsidiary cannot yet determine the level, if any, Sigma will reorder of this product. Management believes that if Sigma continues to reorder, it will become a valuable route to provide this product to the now abandoned research and laboratory market. The Subsidiary continues to supply ErythrogenTM to a tissue culture media supplier who has placed orders for each of the past three years. Sigma and this media supplier represented approximately 35% and 99% of the ErythrogenTM sales in 1995 and 1996, respectively. The Subsidiary also is working with Unisyn Technologies, a producer of hollow fiber bioreactors, to establish definitive advantage to using ErythrogenTM in the manufacture of biological agents and pharmaceuticals. If initial studies are successful, this work will possibly lead to testing at Unisyn beta sites and later result in the possibility of industrial sales. Unisyn has an informal option to distribute ErythrogenTM for hollow core bioreactors.

In 1995, the Subsidiary, obtained its first significant sponsored research revenues. $46,948 in 1996 and $180,000 of the $213,117 sponsored revenues in 1995 were received from Baxter in support of technology development of chondroitin sulfate sustained delivery technology; $33,117 was part of the State of New Hampshire grant which continues through December 1996, unless further extended. Chondroitin sulfate sales to Baxter were $4,522 for 1995. Total revenues were $75,653 for the year ended June 30, 1996 compared to $257,420 and $43,428 for the previous two years. Because of the closing of the Subsidiary's laboratory facilities, it is unlikely sponsored research will continue at this level until the Subsidiary re-establishes new laboratory facilities, if ever. Following its restructuring and consolidation, the Subsidiary has and will continue to focus on industrial ErythrogenTM sales and continue to pursue licensing of its chondroitin sulfate therapeutic sustained release drug technology.

The Subsidiary's success with therapeutic products will depend, in part, on its ability to comply with the rigorous procedures required for regulatory approval of its proposed therapeutic and pharmaceutical products by the FDA and similar foreign regulatory bodies. No assurance can be given that the Subsidiary will be able to obtain regulatory approval for any of its present or future proposed products. The Subsidiary's success also will depend, in part, on its ability to protect trade secrets, operate without infringing the patent rights of others both in the United States and in other countries, maintain and defend its current patents and obtain additional patents. The prosecution or defense of patent infringement litigation, if required, could involve the commitment of substantial management time and financial resources of the Subsidiary. The loss or challenge of any of the Subsidiary's patents may have a material adverse effect on the Subsidiary's current and proposed operations.

There can be no assurance that the Subsidiary's business and licensing efforts will be successful, that any of the Subsidiary's products proposed for development will prove to be safe or effective in clinical trials, that the Company will be able to obtain FDA approval to use any products, that any products can be manufactured at acceptable cost and with appropriate quality, or that any products, if and when approved, can be successfully marketed.

Provided the business combination with Theramed is accomplished as anticipated and subject to approval of the Company's stockholders, a registration statement will be filed early next calendar year with SEC to spin out the Subsidiary to the Company's stockholders as a separate company. In this event, the Subsidiary will seek development partners and possibly new investors to develop and promote these possible therapeutic opportunities.

Year Ended June 30, 1996 Compared to the Years Ended June 30, 1995 and 1994

For the year ended June 30, 1996, the Company including the Subsidiary had sales of $75,653, cost of sales of $3,103, interest expense of $6,530, expenses of its Cell Culture Operations of $0, research and development costs were $0, general and administrative operational costs of $318,170, litigation costs of $6,951, no option compensation expense, a loss of $1,600 from the sale of equipment, income of $29,366 from the settlement of liabilities, a realized loss for decline in value of investment of $180,000 and $0 income taxes resulting in a net loss of $411,335 compared to the years ended June 30, 1995 and 1994 respectively in which the Company had sales of $257,420 and $43,428, cost of sales of $4,706 and $7,488, interest income of $1,449 and $22,273, selling expenses of $5,981 and $463,385, research and development costs of $0 and $654,019, general and administrative expenses of $318,423 and $1,041,804, litigation expense of $35,434 and $56,857, decline in investments of $945,000 and $375,000, other non-reoccurring costs of $45,763 and $832,320, an income tax of $463,440 and a credit of $132,342 and credit of $0 and $463,440 resulting from a change in accounting principal. This resulted in a net loss of $1,474,972 and $2,769,390 for the years ended June 30, 1995 and 1994 respectively. The decreased in loss compared to both of the previous two fiscal year's loss resulted primarily from the reorganization of cell culture operations, the reduction of research expense resulting from the reduced laboratory operations, reduced general and administrative expenses and decrease in loss for decline in value of investment. This difference is especially apparent when the Loss from Operations is compared, namely $245,620 this year verses $302,134 and $2,123,268 for the two previous years.

During fiscal 1996, losses were increased by $180,000 compared with $945,000 and $375,000 to reflect decline in value of the Company's investment in Genesis stock. In 1996, there was no taxes compared with $463,440 in 1995 to reflect the write off of the Company's Deferred Tax asset and no inventory write-off compared with $45,763 to reflect destruction of ErythrogenTM inventory which was not moved to the new facilities in 1995. In 1995 significant charges to income totaling $1,454,203 were partially offset by income resulting from settlements and gain on sale of non-essential equipment assets which resulted in the reported loss of $1,474,972 or ($.17 per weighted share) for the year (see Notes 1, 6, 11 and 12 to the Consolidated Financial Statements and "Item 2. Properties"). Without these charges to income, the Company would have reported a loss of only $20,769 for the entire fiscal year ended June 30, 1995. In fiscal year 1996, other than the $180,000 decline in value of the Company's investment in Genesis stock, there were no significant charges against income.

Liquidity and Capital Resources

From inception until the closing of the reorganization between the Company (then known as OIA, Inc.) and the Subsidiary, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common Stock and Stock in the Subsidiary. Since the reorganization, the primary source of capital has been the Company's funds.

In the event the Company is unable to complete the business combination with Theramed or seek other approaches to raising capital, the Company will be unable to implement its strategic plan and will be forced to further curtail operations until capital or financing can be found. Any such additional financing resulting from stock sales would result in significant dilution to existing stockholders.

At June 30, 1996, the Company had negative working capital of $218,737 as compared with the Company's negative working capital of $201,448 at June 30, 1995 and working capital of $102,511 at June 30, 1994. The change in the Company's working capital between June 30, 1996, June 30, 1995 and June 30, 1994 is attributable to operating expenses in excess of revenues.

During fiscal year 1996, the Company benefitted from the exclusive licensing agreement relating to its sustained release technology from Baxter. The Company is continuing to seek other strategic relationships with major pharmaceutical companies to further exploit therapeutic applications of its sustained drug release technology and its hemoglobin technology, to possibly generate licensing fees. It is unlikely sponsored research revenue will continue unless the Company reestablishes in-house laboratory capability and staff. The Company continues to attempt to increase ErythrogenTM revenues in selected markets. The Company can give no assurance that these activities will be successful.

The drastic restructuring of its operations during fiscal 1995, has allowed the Company to operate at significantly lower expense levels than those of the previous years. However, revenues from ErythrogenTM, while exceeding its direct costs for the last two fiscal years, will not be sufficient for an indefinite period to carry all other expenses not relating to ErythrogenTM , especially considering the Company will not, for an indefinite time, receive significant sponsored research revenues relating to sustained drug release activities.

Dividend Policy

The Company has not declared or paid any dividends on its commons stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future.

The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, it is unlikely that dividends of any kind will ever be paid. However, if the business combination with Theramed is completed as provided in the recently signed letter of intent, the Company's stockholders shall receive a dividend in the form of stock from the spin out of the Subsidiary.

Effect of Inflation

Management believes that inflation has not had a material effect on its operations for the periods presented.

Litigation and Related Matters

See "Item 3. Legal Proceedings."  There are no other matters pending against the
             Company as of the date of this report.

Item 7. Financial Statements.

The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.

                              INDEX                                  Page Number

INDEPENDENT AUDITORS' REPORT..............................................   F-1

CONSOLIDATED FINANCIAL STATEMENTS
 Consolidated Balance Sheets
   June 30, 1996 and 1995 ................................................   F-2


 Consolidated Statements of Operations
  Two years ended June 30, 1996,
  and for the cumulative period
  from inception to June 30, 1996 ........................................   F-4

 Consolidated Statements of Stockholders'
  Equity (Deficit) Two years
  ended June 30, 1996 ....................................................   F-5

 Consolidated  Statements  of Cash Flows Two years ended June 30, 1996
  and for the cumulative period from inception to June 30, 1996 ..........   F-6


 Notes ...................................................................   F-7

All schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
BioRelease Corp.

We have audited the accompanying consolidated balance sheets of BioRelease Corp. and Subsidiary (a development stage enterprise) as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioRelease Corp. and Subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is a development stage enterprise that, since its inception, has incurred operating losses, and the Company does not have sufficient working capital to support its future operations on an ongoing basis. Because of these factors, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of BioRelease Corp. and Subsidiary for the period from inception to June 30, 1996 have been audited by us and other auditors. Those reports expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.


Berry, Dunn, McNeil & Parker
Manchester, New Hampshire
September 13, 1996, except for Note 12, as to which the date is October 8, 1996

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                             June 30, 1996 and 1995

                                     ASSETS

                                                              1996        1995
                                                              ----        ----

Current assets
   Cash ..............................................     $  1,200     $ 13,521
   Accounts receivable - trade .......................          563        3,296
                       - other .......................         --         32,435
   Notes receivable - current portion ................         --         85,013
   Inventory .........................................       27,679       30,752
   Prepaid expenses and other current assets .........        1,679        1,266
                                                           --------     --------

           Total current assets ......................       31,121      166,283
                                                           --------     --------

Equipment, net .......................................       30,040       39,900
                                                           --------     --------

Other assets
   Notes receivable, long-term portion ...............         --         30,007
   Investment, at adjusted cost ......................         --        180,000
   Intangible assets, net ............................       38,947       40,523
   Other .............................................          699        1,100
                                                           --------     --------

           Total other assets ........................       39,646      251,630
                                                           --------     --------
      Total assets                                         $100,807     $457,813
                                                            =======      =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          1996         1995
                                                          ----         ----

Current liabilities
   Accounts payable ................................ $    90,637    $    95,989
   Accrued expenses ................................      70,642        198,593
   Current portion of notes payable - stockholders .      85,530         70,100
   Other current liabilities .......................       3,049          3,049
                                                     -----------    -----------

   Total current liabilities .......................     249,858        367,731
                                                     -----------    -----------
Notes payable - long-term potion
Stockholders .......................................        --           24,475
Other ..............................................      16,000         16,000
                                                     -----------    -----------
      Total notes payable - long-term portion ......      16,000         40,475
                                                     -----------    -----------
Other liabilities ..................................      87,734           --
                                                     -----------    -----------
      Total liabilities ............................     353,592        408,206
                                                     -----------    -----------
Commitments and contingencies (Note6)

Stockholders' equity (deficit)
  Common stock of $.01 par value; 50,000,000  shares
  authorized, 9,880,354 and 13,512,263 shares issued
  and 9,430,354 and 8,962,263 shares outstanding as
  of June 30, 1996 and 1995, respectively ..........      98,803        135,123
Additional paid-in capital .........................   9,113,927      9,009,614
Stock warrants outstanding .........................        --               50
Development stage accumulated deficit ..............  (9,411,015)    (8,999,680)
Stock subscriptions receivable .....................     (50,000)       (50,000)
                                                     -----------    -----------
                                                        (248,285)        95,107
Less cost (at par) of 450,000 and 4,550,000 shares
  of treasury stock as of June 30, 1996 and 1995,
  respectively .....................................       4,500         45,500
                                                     -----------    -----------
Total stockholders' equity (deficit) ...............    (252,785)        49,607
                                                     -----------    -----------
Total liabilities and stockholders' equity (deficit) $   100,807        457,813
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

                     Years Ended June 30, 1996 and 1995 and

              the Cumulative Period from Inception to June 30, 1996

                                                                                                          Period From
                                                                                 For the Year            Inception to
                                                                                Ended June 30,              June 30,
                                                                             1996            1995             1996
                                                                             ----            ----          ----------
Revenues
   Sales ................................................................   $    21,705    $    44,303    $   120,047
   Sponsored research ...................................................        46,948        180,000        226,948
   Grant revenues .......................................................          --           33,117         33,117
   Rental income ........................................................         7,000           --            7,000
                                                                            -----------    -----------    -----------
       Total revenues ...................................................        75,653        257,420        387,112
Cost of revenues ........................................................         3,103          4,706         15,297
                                                                            -----------    -----------    -----------
       Gross profit .....................................................        72,550        252,714        371,815
                                                                            -----------    -----------    -----------

Costs and expenses
   Research and development .............................................          --          230,444      2,558,041
   Purchased technology .................................................          --             --          690,000
   General and administrative ...........................................       318,170        318,423      4,035,632
   Cell culture operations ..............................................          --            5,981        601,116
                                                                            -----------    -----------    -----------
                                                                                318,170        554,848      7,884,789
                                                                            -----------    -----------    -----------

       Loss from operations .............................................      (245,620)      (302,134)    (7,512,974)
                                                                            -----------    -----------    -----------

Other income (expense)
   Interest, net ........................................................        (6,530)         1,449         87,351
   Litigation costs .....................................................        (6,951)       (35,434)       (99,242)
   Offering costs .......................................................          --             --         (291,434)
   Option compensation ..................................................          --             --         (219,375)
   Other ................................................................          --          (45,763)       (23,024)
   Accelerated lease commitment cost ....................................          --             --         (315,000)
   Realized loss for decline in value of investment .....................      (180,000)      (945,000)    (1,500,000)
   Gain on sale of equipment ............................................        (1,600)        64,216         62,616
   Income recognized on settlements .....................................        29,366        251,134        280,500
                                                                            -----------    -----------    -----------
       Other expense, net ...............................................      (165,715)      (709,398)    (2,017,608)
                                                                            -----------    -----------    -----------

       Loss before provision for income taxes and
         cumulative effect of change in accounting
         principle ......................................................      (411,335)    (1,011,532)    (9,530,582)

Provision for income taxes ..............................................          --          463,440        343,873
                                                                            -----------    -----------    -----------

       Loss before cumulative effect of change in
         accounting principle ...........................................      (411,335)    (1,474,972)    (9,874,455)

Cumulative effect of change in accounting principle .....................          --             --          463,440
                                                                            -----------    -----------    -----------

Net loss ................................................................   $  (411,335)   $(1,474,972)   $(9,411,015)
                                                                            ===========    ===========    ===========

Weighted average shares .................................................     9,001,271      8,561,965      4,418,316
                                                                            ===========    ===========    ===========

Loss per share ..........................................................   $      (.05)   $      (.17)   $     (2.13)
                                                                            ===========    ===========    ===========
              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-4




                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

            Consolidated Statement of Stockholders' Equity (Deficit)

                       Years Ended June 30, 1996 and 1995


                                                         Common Stock                         Common Stock
                                              --------------------------------------            Warrants
                                                            Number                             Outstanding              Additional
                                              Per             of           Capital     ----------------------------       Paid-in
                                              Share         Shares         Amount         Units           Amount          Capital
                                                       ------------    -------------   ------------    ------------    ------------
Balance, June 30, 1994 ....................            $ 12,604,316    $    126,043          50,000    $       50      $  9,021,481
   Issuance of common stock for
     Services .............................     .06         319,750           3,198            --              --            15,988
     Services .............................  .07712         679,161           6,792            --              --            45,585
     Services .............................    .155           9,036              90            --              --             1,310
   Cost to register options ...............                                      --            --              --             (350)
   Cancellation of shares issued ..........                (100,000)         (1,000)           --              --           (74,000)
   Release of shares held in treasury .....                    --              --              --              --              (400)
   Net loss ...............................                    --              --              --              --              --
                                                       ------------    -------------   ------------    ------------    ------------
Balance, June 30, 1995 ....................              13,512,263         135,123          50,000            50         9,009,614
   Cancellation of shares issued ..........              (4,100,000)        (41,000)           --              --              --
   Expiration of warrants .................                    --              --           (50,000)          (50)               50
   Issuance of common stock for
     Services .............................  .05625         160,000           1,600            --              --             7,400
     Settlement of liabilities ............  .15464         308,091           3,080            --              --            44,563
   Options granted in exchange for services                    --              --              --              --            52,300
   Net loss ...............................                    --              --              --              --              --
                                                       ------------    -------------   ------------    ------------    ------------

Balance, June 30, 1996 ....................               9,880,354    $     98,803            --      $       --      $  9,113,927
                                                       ============    ============    ============    ============    =============



                                              Development                                                        Total
                                                  Stage        Unearned          Stock                        Stockholders'
                                               Accumulated      Option        Subscription     Treasury          Equity
                                                 Deficit     Compensation      Receivable        Stock          (Deficit)
                                              ------------    ------------    ------------    ------------    ------------
 Balance, June 30, 1994 ...................   $ (7,524,708)   $       --      $   (125,000)   $    (45,900)   $  1,451,966
   Issuance of common stock for
     Services .............................           --              --              --              --            19,186
     Services .............................           --              --              --              --            52,377
     Services .............................           --              --              --              --             1,400
   Cost to register options ...............           --              --              --              --              (350)
   Cancellation of shares issued ..........           --              --            75,000            --              --
   Release of shares held in treasury .....           --              --              --               400            --
   Net loss ...............................     (1,474,972)           --              --              --        (1,474,972)
                                               ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1995 ....................     (8,999,680)           --           (50,000)        (45,500)         49,607
   Cancellation of shares issued ..........           --              --              --            41,000            --
   Expiration of warrants .................           --              --              --              --              --
   Issuance of common stock for
     Services .............................           --              --              --              --             9,000
     Settlement of liabilities ............           --              --              --              --            47,643
   Options granted in exchange for services           --              --              --              --            52,300
   Net loss ...............................       (411,335)           --              --              --          (411,335)
                                               ------------    ------------    ------------    ------------    ------------

Balance, June 30, 1996 ....................    $(9,411,015)   $       --       $   (50,000)      $  (4,500)   $   (252,785)
                                               ============    ============       ============  ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.







                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                       Years Ended June 30, 1996 and 1995

              the Cumulative Period From Inception to June 30, 1996

                                                                                           Period From
                                                                      For the Year         Inception to
                                                                     Ended June 30,          June 30,
                                                                  1996          1995           1996
                                                                  ----          ----        ----------
Cash flows from operating activities
   Net loss .............................................   $  (411,335)   $(1,474,972)   $(9,411,015)
   Adjustments to reconcile net loss to net cash used by
     operating activities
     Depreciation and amortization ......................        27,051         34,450        209,430
     Cumulative effect of change in accounting principle           --             --         (463,440)
     Recognized loss on investment ......................       180,000        945,000      1,500,000
     (Gain) loss on sale of assets ......................         1,600        (64,216)       (38,704)
     Loss on extinguishment of debt .....................          --             --           42,000
     Common stock issued in exchange for
       Purchased technology .............................          --             --          605,000
       Services rendered ................................        10,213         72,609         89,228
     Common stock options issued in exchange for services
       rendered .........................................        52,300           --           52,300
     Amortization of unearned compensation ..............          --             --          140,625
     Repricing of A warrants ............................          --             --           78,750
     (Increase) decrease in
       Cash held as collateral ..........................          --          129,512           --
       Accounts receivable ..............................        35,168        (30,285)          (563)
       Inventory ........................................         3,073         44,275        (27,679)
       Prepaid expenses and other current assets ........          (413)        34,147         (1,679)
       Other receivables ................................          --           17,972           --
       Other assets .....................................           401          3,975           (699)
       Deferred tax assets ..............................          --          463,440        463,440
     Increase (decrease) in
       Accounts payable .................................        (5,353)      (105,124)       161,588
       Accrued expenses .................................       (81,519)      (312,437)        78,470
       Other liabilities ................................        87,734          3,049         90,783
                                                            -----------    -----------    -----------
         Net cash used by operating activities ..........      (101,080)      (238,605)    (6,432,165)
                                                            -----------    -----------    -----------

Cash flows from investing activities
   Purchase of collateralized mortgage obligation .......          --             --       (1,000,000)
   Proceeds from collateralized mortgage obligation .....          --            1,210      1,000,000
   Purchase of fixed assets .............................        (2,970)          (514)      (333,187)
   Purchase of intangible assets ........................       (14,246)       (20,505)       (96,272)
   (Purchase) redemption of government-backed securities           --           77,163           --
   Proceeds from sale of assets .........................          --          189,742        189,742
                                                            -----------    -----------    -----------
         Net cash provided (used) by investing activities       (17,216)       247,096       (239,717)
                                                            -----------    -----------    -----------

Cash flows from financing activities
   Advance from and amounts due to stockholders .........          --             --          594,385
   Repayment of advances ................................          --             --         (159,975)
   Notes payable ........................................        (9,045)        16,075        101,530
   Issuance of common stock .............................          --             --        2,105,966
   Recapitalization .....................................          --             --        4,031,176
   Notes receivable .....................................       115,020       (115,020)          --
                                                            -----------    -----------    -----------
         Net cash provided (used) by financing activities       105,975        (98,945)     6,673,082
                                                            -----------    -----------    -----------

         Net increase (decrease) in cash ................       (12,321)       (90,454)         1,200

Cash, beginning of year .................................        13,521        103,975           --
                                                            -----------    -----------    -----------

Cash, end of year .......................................   $     1,200    $    13,521    $     1,200
                                                            ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995



Organization

BioRelease Corp. (the Company or OIA) and BioRelease Technologies, Inc. (Subsidiary) are being presented as a development stage enterprise to acquire and develop technology to facilitate the development, licensing, manufacturing, and marketing of biotech and therapeutic product lines.

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The financial statements of the parent, BioRelease Corp. and its subsidiary, BioRelease Technologies, Inc., which is approximately 90% owned by BioRelease Corp., are presented on a consolidated basis. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Future Operations

     These consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a development stage enterprise, the Company currently does not have sufficient available funds to support its technology development and related marketing efforts over any extended period of time. Because the Company has limited working capital, there is substantial doubt about its ability to continue as a going concern without additional capital and attainment of profitable operations. Management is currently seeking out a possible strategic acquisition and plans later to raise additional capital. Management believes that this additional capital will allow the Company to achieve its growth objectives and fund ongoing operations. See Note 12 for specific plans relating to its planned acquisition.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995


1.   Summary of Significant Accounting Policies (Continued)

     Revenues

     Revenues from product sales are recorded when shipped.

     Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. Management estimates the shelf life of its inventory to remain potent through December 31, 1997. The shelf life of the product beyond December 31, 1997 will be evaluated at that time, with the potential for an obsolescence write-down on inventory due to loss of biological activity.

     Equipment

     Equipment is stated at cost. Depreciation and amortization are provided using an accelerated method over the estimated useful lives of five to seven years. Repairs and maintenance are charged to expense when incurred. Any gain or loss resulting from the disposal of equipment is included in operations and the cost and related accumulated depreciation are removed from the respective account balances.

     Intangible Assets

     Intangible assets consist of organizational costs and costs incurred to obtain and maintain patents. These costs are being amortized on the straight-line method over five years.

     Income Taxes

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Accordingly, the Company has changed its method of accounting for income taxes from the deferred method used in prior years to the method prescribed by SFAS No. 109. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995


1.     Summary of Significant Accounting Policies (Concluded)

       Loss Per Common Share

       Loss per common share is computed using the weighted average number of common shares outstanding during each period. For all fiscal years presented, common equivalent shares are not included in the Company's computation of net loss per share as the inclusion of these shares would be anti-dilutive.

       For comparative purposes, net loss per share was comprised of the following as of June 30:

                                                        Period From
                                                        Inception to
                                                          June 30,
                                         1996      1995     1996
                                         ----      ----   -------
Income (loss) per share
     Operations ...................   $  (0.03)$  (0.04)$  (1.72)
     Other income (expense) .......      (0.02)   (0.08)   (0.44)
     Income tax benefit (expense) .       0.00    (0.05)   (0.07)
     Change in accounting principle       0.00     0.00     0.10
                                         -----    -----    -----

Total loss per share ..............   $  (0.05)$  (0.17)$  (2.13)
                                         =====    =====    =====

2.     Equipment

       Equipment consisted of the following as of June 30:

                                  1996      1995
                                  ----      ----
Equipment ...................   $41,270   $39,900
Less accumulated depreciation    11,230      --
                                -------   -------

                                $30,040   $39,900
                                =======   =======

       Depreciation expense for the years ended June 30, 1996 and 1995 was $11,230 and $21,729, respectively. There is no accumulated depreciation at June 30, 1995, as the subsidiary transferred its remaining equipment to the parent company at net book carrying amount.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995

3.     Notes Receivable

       Notes receivable consisted of the following as of June 30, 1995:


Note receivable on sale of equipment, collateralized by equip-
     ment, noninterest bearing, balance paid October 1995 ...........   $ 25,000

Note receivable  on sale of equipment,  collateralized  by equipment, noninterest  bearing,  due in quarterly  installments of $15,003 through October 1996. This note was paid off in
     April 1996 .....................................................     90,020
                                                                        --------

                                                                         115,020
Less current portion ................................................     85,013

                                                                        $ 30,007
                                                                        ========

4.     Intangible Assets

       Intangible assets consisted of the following as of June 30:

                       1996      1995
                       ----      ----
Patents ..........   $71,105   $56,860
Organization costs    13,369    13,369
                     -------   -------
                      84,474    70,229
Less amortization     45,527    29,706
                     -------   -------

                     $38,947   $40,523
                     =======   =======

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995

5.     Notes Payable

       Notes payable consisted of the following as of June 30:

                                                               1996       1995
                                                               ----       ----
           Stockholders

Unsecured  promissory notes, bearing interest at 9%, payable quarterly,  due date  December 31, 1995,  the notes have not been extended and are due and payable.  They are included in
current liabilities ........................................ $ 43,600   $ 43,600

Unsecured noninterest-bearing notes, with payments of $1,000 due monthly  and $417 due  quarterly.  The  Company  reached settlement  on these  notes  (see Note 6).  The  first  note requires any amount still  outstanding  to be paid  December
1996, the second note is currently payable in full..........   26,975     38,975

Promissory  note,  payments of interest only at 9%,  balance due May 1995,  collateralized  by  Genesis  preferred  stock
The  Company  has  renegotiated  the  note and has extended
the due date to December 31, 1996...........................   14,955     12,000

Other

Unsecured  promissory note,  quarterly  payments of interest
only at 10.25%, balance due July 1998.......................   16,000     16,000
                                                               ------     ------

                                                              101,530    110,575
Less current portion .......................................   85,530     70,100
                                                               ------     ------

Notes payable, excluding current portion ................... $ 16,000   $ 40,475
                                                             ========   ========

Principal amounts due under notes payable are as follows:


                    1997                                 $     85,530

                    1998                                         --

                    1999                                       16,000

6.   Commitments and Contingencies

     On May 15, 1993, the Company entered into a five-year lease for its laboratory and office space. In conjunction with this lease, the Company agreed to reimburse the landlord, as additional rent, the costs of certain improvements to the leased premises. The repayment of these costs aggregate $124,550, and were payable in equal monthly installments of $2,076 for a term of 60 months inclusive of interest at 9% per annum.

     The lease was terminated during 1995. The Company reached settlement with the landlord in September 1995 for all outstanding liabilities.

     The Company entered into a new two-year lease agreement on June 21, 1995 for premises in Bedford NH. The lease calls for monthly rent of $295, plus utilities and a prorata share of taxes and common area maintenance fees. Future minimum rents are as follows:

                1996                                        $3,540
                1997                                         3,540

     Rent expense, including a prorata share of other costs, was $4,914 for the year ended June 30, 1996. There was no rent expense in 1995 due to the settlement above.

     In May 1993, the Company entered into a three-year equipment lease. Under the terms of the agreement, the Company may lease a maximum of $430,000 of equipment. As of June 30, 1994, the Company had leased approximately $406,000 of equipment, with monthly lease payments of approximately $12,000. During the year ended June 30, 1994, the Company defaulted on the lease payments. In accordance with the terms of the lease agreement, all lease payments were accelerated and became due immediately. As a result of the acceleration, the Company accrued approximately $315,000 of lease expense for the year ended June 30, 1994. The lease liability was reduced in August 1994 by a cash payment of $129,512, which was in a collateral savings account. In September 1995, the Company agreed to settle with the bank. The agreement required the company to pay $20,000 in cash and issue 50,000 shares of stock to the bank. In exchange, the bank released the Company from all liability and has released title on the equipment to the Company.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995


6.   Commitments and Contingencies (Concluded)

     During 1994, a noteholder had brought suit against the Company for repayment of $40,000 of principal and costs of collection. Under the terms of the note, at the Company's option, the note could be satisfied by the noteholder receiving Company stock of equivalent value. The noteholder is a stockholder of the Company. A court approved settlement was reached during 1995 in the amount of $43,475. The Company has agreed to pay a monthly amount of $1,000 through December 1996 where upon the remaining balance is due. Interest on late payments is accrued at the rate of 10%. The Company continues to have the right to repay any remaining note balance by tendering its stock.

     The Company was not insured for product liability from May 1994 to August 1994. The product liability insurance policy was renewed and effective in August 1994. This policy was canceled January 1995.

7.   Income Taxes

     The Company has not filed federal or state tax returns for the years ended December 31, 1993, 1994, and 1995. There will be no federal tax liability for the years then ended. In addition, there are approximately $5,000 of state business tax liabilities recorded as of June 30, 1996.

     For income tax filing purposes, the Company recognizes revenue and expenses on a cash basis and its fiscal year end is December 31. As of December 31, 1992, it had approximately $3,100,000 of tax net operating loss carryforwards which expire in years 2006 to 2008 for federal purposes and 1996 to 1998 for state purposes. It also has approximately $2,300,000 of capitalized expenses which it is amortizing over 5 years.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995


7.     Income Taxes (Continued)

       The net current and long-term deferred taxes consisted of the following components as of June 30:



                                                             1996 Tax Effect
                               -----------------------------------------------------------------------
                                                         Asset                       Liability
                                                 -----------------------    --------------------------
               Item                Total         Current       Long-Term       Current       Long-Term
                               -----------    -----------    -----------    -----------      ---------
Accrual to cash adjustment .   $    62,000    $    62,865    $      --      $      (865)       $-
Capitalized expenses (tax
    basis only) ............       132,413        116,765         15,648           --          --
Net operating loss deduction     1,189,853           --        1,189,853           --          --
                               -----------    -----------    -----------    -----------        ----
                                 1,384,266        179,630      1,205,501           (865)       --
Valuation allowance ........    (1,384,266)      (178,765)    (1,205,501)          --          --
                               -----------    -----------    -----------    -----------        ----

                               $      --      $       865    $      --      $      (865)       $--
                               ===========    ===========    ===========    ===========        ====



                                                             1995 Tax Effect
                               -----------------------------------------------------------------------
                                                         Asset                       Liability
                                                 -----------------------    --------------------------
               Item                Total         Current       Long-Term       Current       Long-Term
                               -----------    -----------    -----------    -----------      ---------
Accrual to cash adjustment ...$    82,727    $    97,015    $      --        $   (14,288)       $--
Capitalized expenses (tax
   basis only) ...............    312,196        179,783        132,413             --           --
Net operating loss deduction .  1,189,853           --        1,189,853             --           --
                              -----------    -----------    -----------    -----------      ---------
                                1,584,776        276,798      1,322,266        (14,288)          --
Valuation allowance .......... (1,584,776)      (262,510)    (1,322,266)            --           --
                              -----------    -----------    -----------    -----------      ---------
                              $      --      $    14,288    $      --      $   (14,288)         $--
                              ===========    ===========    ===========    ===========      =========


                                     Valuation
                                     Allowance
                                     ---------
Balance June 30, 1995               $ 1,584,776
     Net decrease ...............      (200,510)

Balance June 30, 1996 ...........   $ 1,384,266
                                    ===========

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995


7.     Income Taxes (Concluded)

       The provision for income taxes charged to operations for the year ended June 30, 1995 consisted solely of the change in the valuation allowance. There was no provision for the year ended June 30, 1996.

8.     Equity

       Effective June 30, 1992, the Company acquired substantially all of the outstanding common and preferred stock of FLS Acquisition Corp. (FLSA) in exchange for common stock of OIA. This reorganization was accounted for as a reverse acquisition of OIA by FLSA under the purchase method of accounting as the shareholders of FLSA controlled the consolidated entity immediately following the reorganization. Subsequent to the transaction, the Company changed its name to BioRelease Corp. and FLSA changed its name to BioRelease Technologies, Inc.

       The terms of the reorganization agreement between the Company and the Subsidiary called for the issuance of 2,845,436 shares of OIA, Inc. common stock in exchange for 5,014,780 shares of FLSA common stock, representing all of FLSA common stock issued and outstanding at the date of the reorganization. Currently, all but 433,105 shares of FLSA have been acquired. The remaining shares of FLSA are expected to be acquired within fiscal 1997 and will result in the issuance of 245,748 shares of the Company's common stock. The reorganization agreement also calls for the issuance of up to 1,022,130 additional shares of the Company's common stock subject to the achievement of certain operating results in future years. The Company does not expect to meet the requirements which will result in the issuance of these shares. The issuance of these shares will be accounted for as additional consideration for the acquisition of FLSA and if issued to be accounted for as the purchase of undeveloped technology and, therefore, the value of such shares expensed. No accounting recognition has been given to the minority ownership interest in the subsidiary because the subsidiary is a deficit corporation and the minority shareholders have no obligation to fund their share of such deficit.

       As of June 30, 1995, the Company had outstanding warrants to purchase 50,000 shares of the Company's common stock. These warrants were exercisable at $1.375 per share and expired in July 1995 without exercise. The Company also has warrants outstanding to purchase 48,120 shares of its common stock with an exercise price of $6.00 per share which expire in April 1998.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995


8.   Equity (Continued)

     Effective September 1, 1992, the Board of Directors adopted the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan). Under the Directors' Plan, a maximum of 100,000 shares are reserved for option grants. The option price per share will be its market price at the date of grant, provided however, that at no time will the option price be less than $6.00 per share. Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Plan was modified by a proxy vote during 1994. The maximum number of shares issuable pursuant to this Plan has been increased to 250,000 shares, and the requirement that the minimum exercise price be $6.00 per share has been removed.

     Under the Option Plan, a maximum 500,000 shares are reserved for option grants. The option price per share will be its market value at the date of grant, provided however, that at no time will the option price be less than $6.00 per share. Vesting and expiration dates will vary based upon individual agreements with the option holder. The Plan was modified by a proxy vote during 1994. The maximum number of shares issuable pursuant to this Plan has been increased to 10% of the issued and outstanding shares of the Company, not to exceed 1,000,000 shares, and the requirement that the minimum exercise price be $6.00 per share has been removed. Under the Plan, an incentive stock option plan benefiting its President provides for an option to purchase up to 200,000 shares of common stock at $1.40 exercise price if certain operational criteria are met.

     A summary of the Company's stock option plans as of June 30, 1996 and 1995 and changes during the year are presented below:

                                                                                   Options Granted to
                               Director Plan             Option Plan              Service Providers
                           --------------------       ----------------------    ------------------------
                                                      Weighted      Weighted                    Weighted
                           Number      Average         Number        Average      Number        Average
                             of        Exercise         of           Exercise       of          Exercise
                          Options       Price          Options        Price      Options         Price
                       -----------   ----------    -------------   ---------    ---------      ---------
Options outstanding,
       June 30, 1994        77,500   $     5.43         402,500    $   2.06     1,394,353      $   1.33
    Granted .........       30,000         0.07            --           --        529,500          0.10
    Expired .........         --            --         (202,500)        --       (196,233)          --
                       -----------   ----------    -------------
Options outstanding,
       June 30, 1995       107,500         3.94         200,000        4.14     1,727,620          1.10
    Granted .........       30,000         0.17             --          --      1,191,700          0.10
                       -----------   ----------    -------------
Options outstanding,
       June 30, 1996       137,500         3.11          200,000       4.14     2,919,320          0.69

                       ===========   ==========    =============              =============

Currently exercisable      137,500                       200,000                2,561,820
                       ===========                    ==========              =============


                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements


                             June 30, 1996 and 1995


8.   Equity (Concluded)

     The range of exercise prices is $.06 to $7.50 and $.07 to $7.50 as of June 30, 1996 and 1995, respectively.

     The weighted average fair value of the options granted during the years ended June 30, 1996 and 1995 is presented below:
                                                        1996            1995
                                                        ----            ----

                Director plan                           $.08            $.05
                Option plan                          Non Granted     Non Granted
                Options granted to service providers     .07             .05

     The Company applies APB Opinion 25 and related interpretations in accounting for certain options granted. Accordingly, no compensation cost has been recognized for those options. Had compensation cost for the Company plans been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net loss would have been increased by approximately $30,000 for the years ended June 30, 1996 and 1995. This increase would have no impact on the loss per share for those years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:
                                                    1996               1995
                                                    ----               ----

           Weighted risk-free interest rate         6.22%             6.10%
           Weighted expected life                 5.07 years        2.50 years
           Weighted expected volatility             135%              135%
           Weighted expected dividend yield          -                 -

9.   Investment

     The Company acquired 150,000 shares of 6% cumulative, convertible preferred stock of Genesis Farms, Inc. (Genesis) on March 31, 1994 in consideration for issuing 1,500,000 shares of the Company's common stock. The preferred stock can be converted into common stock at a ratio of 10 shares of common stock for each share of the preferred. On March 31, 1994, the Company's stock had a fair market value of $1. In accordance with generally accepted accounting principles (the cost method of accounting for nonmarketable investments), the Company recorded the investment in Genesis at $1,500,000.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995

9.   Investment (Concluded)

     Management believes the value of Genesis stock has been permanently impaired and has reduced the cost of the Genesis preferred stock to $-0-and $180,000 as of June 30, 1996 and 1995, respectively.

     If the Genesis stock becomes publicly traded, as intended by Genesis' management, the value of the stock by the Company would be based on its market price, as required by SFAS No. 115, and may differ from its historical cost value.

10.  Cash Flow Information

       Cash paid for interest was as follows:



                                                                                         Period From
                                                                    For the Year        Inception to
                                                                   Ended June 30,          June 30,
                                                                   1996        1995          1996
                                                                   ----        ----       ---------

Interest ..................................................   $    2,275   $    4,952    $    7,227

Noncash investing and financing activities were as follows:
         Liabilities repaid through issuance
             of common stock ..............................       46,428         --         576,989
         Issuance of common stock for
             subscription receivable ......................         --        (75,000)       50,000
         Nonmarketable security acquired
             through the issuance of common
             stock ........................................         --           --       1,500,000



                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995

11.    Corporate Restructuring

       During the year ended June 30, 1995, the Company restructured the operations of its Subsidiary by taking the following actions: All employees, except the President were terminated and all in-house laboratory activities were ended. The Company relocated its offices to an office complex without laboratory facilities and outsourced its research activities to laboratories at the University of New Hampshire with the assistance of a State of New Hampshire grant. The Company settled its real estate and equipment lease defaults with its lessors. The Company resolved all open title issues relating to its leased equipment. The Company has sold all nonessential equipment for cash and notes receivable (see Note 3). The Company destroyed inventory deemed unnecessary with a cost basis of $45,763 during relocation of its office facilities. The Company has made arrangements with an independent party to manufacture inventory in the event new production is required.

12.    Subsequent Events

       On October 3, 1996, the Company executed a letter of intent to acquire, in exchange for stock, a recently formed privately-held company focusing on acquiring and consolidating late stage biotechnology companies and synergistic technologies. The acquisition will be accounted for under the purchase method of accounting. In addition, the Company plans to spin off its subsidiary, BioRelease Technologies, Inc., to holders of its stock (excluding the current stockholders of the acquired company). The planned acquisition is expected to result in approximately $150,000 of working capital at the time of acquisition. The Company expects to raise additional funds through a private placement.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995

12.    Subsequent Events (Continued)

       The following unaudited information, as of and for the year ended June 30, 1996, is being presented for informational purposes only:




                                                                      (Unaudited)
                                               ----------------------------------------------------
                                                             BioRelease
                                               BioRelease  Technologies,  Elimination
                                                 Corp.          Inc.        Entries          Total
                                              -----------   ----------    -----------    -----------
                                                ASSETS
Current assets
         Cash .............................   $     1,200   $      --     $      --      $     1,200
         Accounts receivable ..............           563          --            --              563
         Accounts receivable - affiliate ..     3,671,958          --      (3,671,958)          --
         Inventories ......................          --          27,679          --           27,679
         Prepaid expenses and other current
           assets .........................         1,679          --            --            1,679
                                              -----------   -----------   -----------    -----------
              Total current assets ........     3,675,400        27,679    (3,671,958)        31,121
                                              -----------   -----------   -----------    -----------

Equipment and leasehold
         improvements, net ................        30,040          --            --           30,040
                                              -----------   -----------   -----------    -----------

Other assets
         Investment, net ..................         4,582          --          (4,582)          --
         Intangible assets, net ...........          --          38,947          --           38,947
         Other noncurrent assets ..........           399           300          --              699
                                              -----------   -----------   -----------    -----------
              Total other assets ..........         4,981        39,247        (4,582)        39,646
                                              -----------   -----------   -----------    -----------

              Total assets ................   $ 3,710,421   $    66,926   $(3,676,540)   $   100,807
                                              ===========   ===========   ===========    ===========


                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995

12.      Subsequent Events (Continued)


                                                                            (Unaudited)
                                                    ---------------------------------------------------------
                                                                     BioRelease
                                                      BioRelease   Technologies,   Elimination
                                                         Corp.          Inc.         Entries        Total
                                                    -----------    -----------    -----------    ------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
        Accounts payable ........................   $    25,184    $    65,453    $      --      $    90,637
        Accounts payable - affiliate ............          --        3,671,958     (3,671,958)          --
        Accrued expenses ........................        44,283         26,359           --           70,642
        Current portion of notes payable -
          stockholders ..........................        14,955         70,575           --           85,530
        Other current liabilities ...............          --            3,049           --            3,049
                                                    -----------    -----------    -----------    -----------
             Total current liabilities ..........        84,422      3,837,394     (3,671,958)       249,858

Note payable - long-term portion - other ........          --           16,000           --           16,000

Other liabilities ...............................        87,734           --             --           87,734
                                                    -----------    -----------    -----------    -----------

             Total liabilities ..................       172,156      3,853,394     (3,671,958)       353,592
                                                    -----------    -----------    -----------    -----------

Stockholders' equity (deficit)
        Common stock ............................        98,803          5,047         (5,047)        98,803
        Additional paid-in capital ..............     6,983,789      2,129,673            465      9,113,927
        Development stage accumulated deficit ...    (3,489,827)    (5,921,188)          --       (9,411,015)
        Stock subscriptions receivable ..........       (50,000)          --             --          (50,000)
                                                    -----------    -----------    -----------    -----------
                                                      3,542,765     (3,786,468)        (4,582)      (248,285)
        Less treasury stock .....................         4,500           --             --            4,500
                                                    -----------    -----------    -----------    -----------
             Total stockholders' equity (deficit)     3,538,265     (3,786,468)        (4,582)      (252,785)
                                                    -----------    -----------    -----------    -----------

             Total liabilities and stockholders'
               equity (deficit) .................   $ 3,710,421    $    66,926    $(3,676,540)   $   100,807
                                                    ===========    ===========    ===========    ===========

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995


12.     Subsequent Events (Concluded)



                                                                            (Unaudited)
                                                    ---------------------------------------------------------
                                                                     BioRelease
                                                      BioRelease   Technologies,   Elimination
                                                         Corp.          Inc.         Entries        Total
                                                    -----------    -----------    -----------    ------------

Revenues .................................            $  28,705      $  46,948         $--         $  75,653

Cost of goods sold .......................                3,103         --              --             3,103
                                                      ---------    ---------           ----        ---------

             Gross profit ................               25,602       46,948            --            72,550

General and administrative expenses ......              297,033       21,137            --           318,170
                                                      ---------    ---------           ----        ---------

             Loss from operations ........             (271,431)      25,811            --          (245,620)
                                                      ---------    ---------           ----        ---------

Other income (expense)
        Interest, net ....................               (1,015)      (5,515)           --            (6,530)
        Litigation costs .................               (6,951)        --              --            (6,951)
        Loss on sale of assets ...........               (1,600)        --              --            (1,600)
        Other income (settlements) .......               29,366         --              --            29,366
        Realized loss for decline in value
          of investment ..................             (180,000)        --              --          (180,000)
                                                      ---------    ---------           ----        ---------
             Other income (expense), net .             (160,200)      (5,515)           --          (165,715)
                                                      ---------    ---------           ----        ---------

             Loss before provision for
               income taxes ..............             (431,631)      20,296            --          (411,335)

Provision for income taxes ...............                 --           --              --               --
                                                      ---------    ---------           ----        ---------

Net loss .................................            $(431,631)   $  20,296           $--         $(411,335)
                                                      =========    =========           ====        =========


                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995

13.  Related Party Transaction

     Effective April 1, 1996, the President of the Company is providing his services to the Company through an entity which is controlled by family members of the President. For the year ended June 30, 1996 the Company has paid $33,300 to the related entity for the President's services. As of June 30, 1996, approximately $87,000 which is reflected in other liabilities is due to the related entity for expenses incurred pertaining to the President's employment prior to March 31, 1996. The liability arose to the related party because it has assumed certain accrued and unpaid expenses of the Company which pertained to the President's employment. It is expected that the amount will be paid in years subsequent to June 30, 1997.

14.  Disclosure About Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, short-term trade receivables and payables, and long-term debt. The carrying value of all instruments approximate their fair value.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Except as set forth below, there have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure. Note, however, that in February, 1995 Smith Batchelder & Rugg affiliated with Berry, Dunn, McNeil and Parker who now express opinion on the Company's Financial Statements.

On September 26, 1994, the Company terminated Coopers & Lybrand ("Coopers") as its certifying accountant and retained Smith, Batchelder & Rugg as its certifying accountant.

In connection with the audits of the financial statements of the Company for the fiscal years ended June 30, 1992 and 1993 and during the period commencing July 1, 1993 through the date of this report, there were no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers, would have caused them to make reference to the subject matter of the disagreement in their report.

Except for an explanatory paragraph concerning the Company's ability to continue as a going concern, neither of Coopers reports on the Company's financial statements for the fiscal years ended June 30, 1992 or 1993 contained an adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope or accounting principles. However, there were certain reportable events as follows:

(i) The Company's Annual report on Form 10-KSB for the year ended June 30, 1993 ("1993 Form 10-KSB") was filed with the Commission on September 28, 1993. Coopers' report on the financial statements contained therein contained an explanatory paragraph relating to uncertainty concerning the Company's ability to continue as a going concern which situation was further discussed in a footnote to the financial statements. During the period of preparation of these financial statements, the Company was engaged in a "best efforts" public offering to raise additional capital.

Two unsigned draft reports and associated footnotes were prepared by Coopers, one without a going concern explanatory paragraph to be used if the offering was completed before Coopers' report was released, the other with a going concern explanatory paragraph if the offering was not completed. By the release date of Coopers' report, the offering had been terminated and Coopers released their signed report with the going concern explanatory paragraph. As noted above, the Company's 1993 Form 10-KSB contained the explanatory paragraph and related footnote disclosure.

Sometime later, the Company's annual report to shareholders (the "Annual Report") was printed and, on or about January 4, 1994, was sent to shareholders. Through an administrative oversight, a disk containing a report (unsigned) which did not include a going concern explanatory paragraph and financial statements which did not contain related footnote disclosure was released to the printer. This oversight was discovered during the preparation of the 1994 Financial Statements by the Company in reviewing it past Annual Report with its then newly retained Auditors, Smith Bachelder & Rugg.

The Company immediately notified Coopers who, in turn, advised the Company that, in their opinion, the Company should inform the Commission and anyone who may be relying on the Annual Report of this situation. The Company informed the former accountant that, due to the length of time since the distribution of Annual Reports to shareholders, the filing with the Commission of the correct information in the Company's 1993 Form 10-KSB and subsequent filings with the Commission, the Company was of the opinion that no one could reasonably still be relying on the Annual Report. Accordingly, the Company planned informed the Commission and shareholders of this situation in connection with the filing and distribution to shareholders of this Annual Report on Form 10-KSB for the year ended June 30, 1994.

(ii) In connection with consultations with Coopers concerning its March 1994 purchase of preferred stock of Genesis Capital Corporation (now Genesis Farms, Inc.) (see "Item 12. Certain Relationships and Related Transactions - The Company"), due to the materiality of the purchase, Coopers informed the Company that the value assigned to the Company's holding of that stock as presented in the Form 10-QSB for the quarter ended March 31, 1994 would need to be evaluated in connection with an audit of the Company's financial statements and that additional documentation might be necessary concerning the value assigned to that investment if the Company's existing documentation proved to be inadequate.

Neither of the above two issues were considered in the Company's decision to terminate Coopers. The decision to change accountants was approved by the Board of Directors of the Company.

On July 28, 1992, the Company had engaged Coopers to be its certifying accountant in place of Bradshaw, Smith & Co. ("former accountant"), who was dismissed effective July 28, 1992.

During the two fiscal years ended June 30, 1991 (periods for which the former accountant audited the Company's financial statements) and during the period from July 1, 1991 through the date hereof, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

The former accountant's report on the Company's financial statements for either of the two fiscal years ended June 30, 1991 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope or accounting principles.

The decision to engage Coopers as set forth above and to dismiss the former accountant was made by the new Board of Directors of the Company subsequent to the reorganization of the Company and the Subsidiary. Coopers was the Subsidiary's independent auditors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the Company:

      Name                        Age    Positions with       Positions with
                                         the Company          the Subsidiary

Richard Schubert                  60     Chairman of the
                                         Board of Directors

P. Calvin Maybury, Ph.D.          73     Director             Director

Richard Whitney                   59     Director             Chairman of the
                                                              Board of  Director

Directors are elected by the stockholders to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified. Richard Whitney was appointed a Director of the Company following the Reorganization in accordance with the provisions of an investment agreement between the Subsidiary and The Venture Fund of Washington (see "Item 12. Certain Relationships and Related Transactions (The Subsidiary"). For the past fiscal year Dr. Reeves served as President, CEO and Director until his resignation on October 4, 1996.

A summary of the business experience of each current and proposed officer and director of the Company and the Subsidiary is as follows:

RICHARD SCHUBERT has been Chairman of the Board of Directors of the Company since July 1992. Mr. Schubert is currently a business consultant. From December 1990 through September, 1995, Mr. Schubert was the President of The Points of Light Foundation, a foundation created to encourage Americans to become directly involved in consequential community service in respect of critical social issues. From June 1989 to December 1990 he was a business consultant. He served as President of the American Red Cross (1983-1989) and was a former Vice Chairman and President of Bethlehem Steel until 1982. Mr. Schubert has extensive experience in law, business and government, and has been appointed during his career with Bethlehem steel, which began in 1961, to serve in the public sector as Assistant to the Under Secretary of Labor (1970) Solicitor of the Department of Labor (1971) and Under Secretary of Labor (1973). Mr. Schubert is a member of the Council of Foreign Relations and he serves as a director of a number of philanthropic and business organizations. Mr. Schubert graduated Cum Laude from Eastern Nazarene College in Quincy, Massachusetts with a Bachelor of Arts degree, and from Yale Law School with a Bachelor of Law degree. Mr. Schubert, along with Dr. Reeves serves as an officer of NCPI, Inc., a non-profit subsidiary of Eastern Nazarene College.

PAUL CALVIN MAYBURY, Ph.D., was President and Chief Executive Officer of the Company from July 1992 to May 1993. He has been a Director of the Subsidiary since June 1991 and of the Company since July 1992. Dr. Maybury has over thirty-five years of experience in the area of Physical Chemistry research, the last twenty-three of which include research and development in the pharmaceutical industry. Dr. Maybury was a professor of chemistry at the University of South Florida ("USF") from 1961 to 1992 and was Chairman of the Department of Chemistry at USF from 1963 to 1974. Dr. Maybury was Vice President and Director of Research and Development (1980- 1988), a Director (1976-1988) and a consultant (1975-1979) to the Belmac Corporation, a public pharmaceutical company. Dr. Maybury holds professional membership in the American Chemical Society and is a Fellow of the American Institute of Chemists. Dr. Maybury received a Ph.D. in chemistry from The Johns Hopkins University in 1952.

RICHARD WHITNEY has been a Director of the Company since July 1992 and Chairman of the Board of Directors of the Subsidiary since August 1996. He is currently a Principal in a Snelling & Snelling franchise located in Washington D.C. Formerly Mr. Whitney served as a general partner of The Venture Fund of Washington (the "Fund") from 1989 until August of 1994. The Fund has investors which include pension funds, insurance companies, banks, and corporations. It has as a corporate general partner, ICF International, a consulting and engineering firm based in Washington, DC. Mr. Whitney has managed venture funds since 1972, beginning with direct responsibility for the management of the Direct Investment Fund at Overseas Private Investment Corporation. In the mid-1970's, he served as Executive Vice President of Narragansett Capital. In 1977, with others, Mr. Whitney purchased a controlling interest in Columbia Ventures, Inc., a SBIC located in Washington, DC. Mr. Whitney has served as President and a Director of that company since 1978. Mr. Whitney is a past director of the Alumni Association and Sports Foundation of Brown University.

R. BRUCE REEVES, Ph.D., was President and Chief Executive Officer of the Company from May 1993 to October 4, 1996 and was Secretary and a Director of the Company from July 1992 to October 4, 1996. He was Chief Executive Officer, Secretary and a Director of the Subsidiary until June 1995. Since April 1996, Dr. Reeves has been employed by R T Robertson Consultants, a Reeves' family owned entity. Through Robertson, Dr. Reeves continues to actively consult for the Company on a daily basis (see "Part I, Item 1. Business (Employees and Outside Consultants"). In August 1995, Dr. Reeves agreed to serve as an Officer of NCPI, Inc., a nonprofit affiliate of Eastern Nazarene College of which Dr. Reeves is an alumnus. Dr. Reeves has over twenty five years of experience in start-up ventures, and has spent over ten years in high-tech business and product development, including five years (1964-1969) with General Electric Company on several business development operations. Since 1989, Dr. Reeves has devoted his full time to the business of the Company's predecessors; Fluid Life Systems, Inc. ("FLS") and the Subsidiary. Prior to that time, he served for ten years as

Chairman and CEO of Monadnock Partners, Inc., a family owned real estate management and development company involved in hotels, commercial office buildings  and  multi-tenant  industrial  projects.  Dr.  Reeves,  along  with a corporate  affiliate,  was a  principal  in a  number  of real  estate  ventures including four hotel projects in the Northeast. Dr. Reeves oversaw three of these hotel partnerships through bankruptcy proceedings in the New Hampshire and Connecticut Districts. As a result of related litigation and personal guarantees, Dr. Reeves filed for personal bankruptcy in the New Hampshire District in May 1989 and was subsequently discharged except for one claim for approximately $2.1 million. Dr. Reeves received a Ph.D. in chemistry from The Johns Hopkins University in 1964.

Proposed New Management

DONALD E. STRANGE will join the Company upon the closing of the Theramed acquisition as its Chairman. He has been Chairman and Chief Executive Officer of Theramed since its inception in August 1996. Since October 1, 1996, he has been Chairman and Chief Executive Officer of First New England Dental Centers, Inc., a provider of dental practice management services to multi-specialty practices in New England. From 1993 to 1995, Mr. Strange was Chairman and Chief Executive Officer of Transcare Corporation, a patient transport company. Mr. Strange has over 25 years in the health care field including executive management positions with Epic Health Care Group (1991-1993), US Homecare Corporation (1990-1991), Sigecom Ltd (1989-1991), Avon's Health Care Group (1987-1989) and Hospital Corporation of America (1974-1987). Mr. Strange received a BA from Michigan State University in 1966 and a MBA from Michigan State University in 1968.

PAUL LEIBOWITZ, a scientific advisor to the Company for the past four years, will oversee all pharmaceutical development and serve as Chief Operating Officer. Dr. Leibowitz has been the Chief Operating Officer and Executive Vice President for Scientific Affairs of Theramed since its inception. Dr. Leibowitz has more than eighteen years of diversified experience in the management of biological and pharmaceutical research and development, regulatory oversight, business development and strategic planning. From 1994 to 1995, he was a Senior Vice President at Innovir Laboratories, Inc., a biotechnology company. From 1990 to 1994, Dr. Leibowitz was Senior Vice President of Research and Development and Chief Scientific Officer of TSI Corporation, a biotechnology company and contract research organization. From 1989 to 1990, he was Vice President of Corporate Planning and Development for Immunomedics, Inc., a company specializing in radioimmunotherapy and radioimmunodiagnostics. From 1977 to 1987, Dr. Leibowitz was employed by Schering-Plough Corporation, a biophysics pharmaceutical company. While at Schering Plough, Dr. Leibowitz founded for Schering both the molecular biology and tumor biology departments and built its initial infrastructure in biotechnology. Dr. Leibowitz received a BA from New York University in 1963, a MA in Radiation Biology from the State University of New York at Buffalo in 1970 and a PhD in Radiation Biophysics from the State University of New York at Buffalo in 1972.

DR. NIGEL FLEMING will join the Company as a Director and he will assist in acquisition and business development activities. Dr. Fleming has been an Executive Vice President and Director of Theramed since its inception. He also is President of Plant Cell Technologies, Inc., a biomaterials company, and Director of Business Development for Gamera Bioscience, Inc., a point of care diagnostics company. From 1995 until recently, Dr. Fleming served as Director of Business Development for Athena Neurosciences, a neurosciences-based pharmaceutical company that was recently acquired by Elan Pharmaceutical. In 1986 he founded Genica Pharmaceuticals, a neurological diagnostics company, and served as its Chairman and Vice President until 1995. Genica was ultimately acquired by Athena Neurosciences. Dr. Fleming is experienced in identifying and establishing relevant diagnostic and pharmaceutical product opportunities. He received a BA from the University of North Carolina at Chapel Hill in 1978 and a PhD in Clinical Biochemistry from the University of Cambridge, England in 1983.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 1996

Item 10.        Executive Compensation.

The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000 during the fiscal years ended June 30, 1995 and 1994.



                                                   SUMMARY COMPENSATION TABLE
                                                                              Long-Term Compensation
                                         Annual Compensation                                 Awards      Payouts
         (a)         (b)           (c)       (d)        (e)             (f)       (g)          (h)        (i)
------------------ -------       -------   -------   ---------     ----------- --------     --------    ------
                                                                   Restrict-
                                                        Other      ed Stock                 LTIP       All Other
Name and Principal                           Bonus      Annual       Award                              Compensa-
Options                                     Payouts    Compen-                                            tion
Position           Year          Salary       ($)    sation ($)       ($)         SARs         ($)        ($)
-----------------  ----          ------     -------  ----------   -----------   -------     ---------   -------
R. Bruce Reeves,   1996(1)       90,000       -0-        (2)          -0-
 Chief Executive   1995         120,000      50,000      (2)          -0-       416,700        -0-        -0-
 Officer .......   1994         120,000       -0-        (1)          -0-       496,500        -0-        -0-
                   1993         117,000      20,000      (1)          -0-       200,000(3)     -0-        -0-
                   1992          86,000      10,000      -0-          -0-         -0-          -0-        -0-


     (1) On April 1, 1996 the direct employment of R. Bruce Reeves, then President/CEO of the Company terminated. All of Reeves' contractual rights and unissued options were assigned to R T Robertson Consultants, Inc., a Reeves family affiliate. Between April 1 and June 30, 1996, Robertson billed the Company $33,300, including expense reimbursements, for executive oversight of the corporations.

     (2) Value of benefits and other perquisites are less than 10% of the total annual salary and bonus.

     (3) Effective October 4, 1996 these 200,000 options have been forfeited by Dr. Reeves.

The following table sets forth information with respect to the Chief Executive Officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

          (a)                     (b)             (c)                  (d)                    (e)
                                              Options/SARs
                                Options/       Granted to
                                  SARs        Employees in        Exercise or Base         Expiration
Name                             Granted      Fiscal Year          Price ($/Sh)              Date
----                             -------      -----------          ------------              ----
RT Robertson Consultants, Inc,    416,700         100%                 $.06                12/31/99

--------------------




The following table sets forth information with respect to the Chief Executive Officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:




                 Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR
       (a)                 (b)                        (c)                            (d)                            (e)
                                                                                                                 Value of
                                                                                  Number of                     Unexercised
                                                                                  Unexercised                   In-the-Money
                                                                                 Options/SARs                  Options/SARs
                          Shares                                                 at FY-End(#)                   at FY-End(#)
                        Acquired on                  Value                       Exercisable/                  Exercisable/
Name                    Exercise(#)                Realized($)                  Unexercisable                 Unexercisable
----                    -----------                -----------                  -------------                 -------------
R. Bruce Reeves,           -0-                        -0-                        0/913,200(1)                     -0-
Chief Executive
Officer


(1) Excludes 200,000 options forfeited as of October 4, 1996.



The following table sets forth information with respect to the Chief Executive Officer concerning awards under long term incentive plans during the last fiscal year:

Estimated Future Payouts under Non-Stock


                                                                              Price-Based Plans
 (a)                        (b)                                 (c)             (d)             (e)          (f)

                                                             Performance
                          Number of                          or Other
                          Shares,Units                       Period Until
                          or Other                           Maturation or    Threshold        Target      Maximum
Name                      Rights(#)                          Payout           ($ or #)        ($ or #)     ($ or #)
----                      ------------                       -------------    ---------       --------     --------
R. Bruce Reeves,              -0-                                 -
Chief Executive
Officer


Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties. In April 1995, the Directors Messrs. Schubert, Maybury and Whitney were awarded 129,000 options exercisable into 129,000 shares of common stock at $.08 per share. In September 1995, Directors Messrs. Schubert, Maybury and Whitney were awarded an additional 50,000 options exercisable into 50,000 shares of common stock at $.17 her share. These options were for consulting services unrelated to their position as directors. The options expire on December 31, 1997 and December 31, 1999, respectively.

Though March 31, 1996, R. Bruce Reeves, President and Chief Executive Officer of the Company, had an employment agreement with the Company. Pursuant to the agreement, Dr. Reeves received an annual salary of $120,000. Pursuant to the Agreement, Dr. Reeves also received options to purchase 200,000 shares of the Company (see the "Option/SAR Grants in Last Fiscal Year" table above). These 200,000 option shares were voluntarily forfeited by Dr. Reeves as of October 4, 1996. Effective April 1, 1996, due to difficult cash flow problems and in order to better assure payments of benefits and compensation to Dr. Reeves, the Company entered into a consulting agreement with Robertson to provide the services of Dr. Reeves through the end of the fiscal year ending June 30, 1996. Dr. Reeves served as President and CEO of the Company until October 4, 1996 when he resigned. Robertson continues to actively consult for the Company and the Subsidiary and has agreed to do so for a period of six months following the closing of the intended acquisition of Theramed Partners.

In May 1994, due to the Company's financial condition, in consideration of a partial salary deferral and Dr. Reeves' continued involvement with the Company, Dr. Reeves was granted an additional 496,500 options exercisable at a price of $.15 per share (the average per share market price on the date of issue). These options, all of which were vested as of June 30, 1996, are currently held by Robertson and expire on December 31, 1999 if not exercised. (see "Part III, Item
11. Security Ownership of Certain Beneficial Owners and Management").

Item 11.        Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of the date hereof.

Genesis Farms, Inc (Formerly Genesis Capital, Inc)., 507 North Belt East, Suite 240, Houston, Tx. 77060 has been issued 1.5 Million shares of Rule 144 stock representing 15.1% of issued shares. The Company has initiated an agreement with a party claiming to have an interest in 1.4 million of these shares to recover
1.25 million of these shares of the Company's stock earlier exchanged with Genesis in exchange for advancing certain legal costs to this party and providing certain registered shares of the Company's stock. This agreement does not involve the Company in any litigation related to this transaction.

(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below.

Name and                                   Number of Shares         Percent of
Address of                                  Beneficially           Common Stock
Beneficial Owner                               Owned*              Outstanding**

P. Calvin Maybury                            559,932(1)(2)(4)           5.5%
4102 Cypress Bayou Dr.
Tampa, FL 33624

Richard Schubert                             422,639(1)(4)              4.2%
7811 Old Dominion Dr.
McLean, VA 22102

Richard Whitney                              308,771(1)(4)              3.3%
1612 K  St. N.W. #308
Washington, DC 20006

R. Bruce Reeves                            1,999,311(5)                18.9%
10 Chestnut Drive
Unit D
Bedford, NH 03110

All Current Officers and
Directors as a Group
  (4 Persons)                              1,291,342(1)(2)(3)(4)       12.7%

     * Except as indicated in the footnotes below, each person has sole voting and dispositive power over the Shares indicated.

     **   Based  upon  9,471,659  shares  issued  and  outstanding  and  682,000 exercisable options for the above named persons, as of the date hereof.

     (1) Includes 179,000 shares each for Messrs. Schubert, Maybury and Whitney issuable upon the exercise of a like number of options pursuant to consulting agreements with these individuals.

     (2) Includes 140,508 Shares held individually by Dr. Maybury's wife. Dr. Maybury disclaims beneficial ownership of the Shares held individually by his wife

     (3) All Shares are owned by The Venture Fund of Washington, a limited partnership. Mr. Whitney is a limited partner owning approximately 19% of the limited partnership.

     (4) Includes 30,500; 32,500; and 32,500 options currently exercisable under the Company's Directors' Stock Option Plan to Messrs. Maybury, Schubert and Whitney, respectively.

     (5) These 1,999,311 shares, which include 1,113,201 shares issuable upon exercise options, are held by Robertson, Dr. Reeves' family trust and Dr. Reeves' wife. Dr. Reeves' disclaims beneficial ownership in shares held by these related parties.

The table excludes shares issuable upon exercise of 550,000 option held by Dr. Paul Leibowitz, 480,000 of which have vested, for consulting services over the past four years.

Item 12.       Certain Relationships and Related Transactions.

In May and July 1994, the Company issued options to purchase an aggregate of 1,202,250 shares to current and former officers and consultants in lieu of cash, including 496,500 options to R. Bruce Reeves (see "Item 10. Executive Compensation") and 200,000 options to Grayson (see next paragraph).

In July 1994, the Company engaged Gerald Grayson and F. J. Daugherty, d/b/a Grayson & Associates ("Grayson") of Denver, Colorado to assist the Company in corporate development activities, on an exclusive basis, including finding one or more corporate partners or others to provide funding or otherwise assist in the further development, commercialization or distribution of the Company's products and technologies. Grayson, founded in 1986, specializes in assisting merging growth and development stage companies in the healthcare industry. For its first year of services, Grayson received options to purchase up to 200,000 shares of Company Common Stock at an exercise price of $.20 per share. The agreement runs for one year and is continuing on a month to month basis under an informal extension without compensation. The agreement can be terminated on one month's prior notice. In addition, if, during the term of the agreement, Grayson secures financing or provides introductions which lead to other business transactions, Grayson will be entitled to a finders fee: 8% of the first $1,000,000 of financing secured, descending 1% per $1,000,000 for the next $2,000,000 and 5% of each $1,000,000 thereafter; other business transactions - 5% of the first $2,000,000 in transaction value, descending 1% per $2,000,000 for the next $6,000,000 and 1% of amounts in excess of $8,000,000.

On March 31, 1994, the Company acquired 150,000 shares of 6% cumulative, convertible preferred stock of Genesis Farms, Inc. (then Genesis Capital Corporation) ("Genesis") in consideration for issuing 1,500,000 shares of the Company's Common Stock. On March 31, 1994, the Company's stock had a fair market value of one dollar. In accordance with generally accepted accounting principles (the cost method of accounting for nonmarketable investments), the Company recorded the investment in Genesis at $1,500,000. Management believes the value of Genesis stock has been permanently impaired and has reduced the basis of the Genesis preferred stock to $180,000 and $0 at June 30, 1995 and June 30, 1996, respectively. The amount of the permanent impairment was determined by reviewing recent trading price of Genesis common stock and relating such via the conversion rights of the Preferred stock since the underlying common stock will be salable under Rule 144 within six months (as required by SFAS No. 115). This value differs significantly from its historical cost value. See Note 9 to the Consolidated Financial Statements. On September 16, 1996, the Company entered into agreement to advance $10,000 in legal fees to a party claiming to have an interest in the shares exchanged by the Company for the Genesis shares. Under this agreement, if the Company is successful, it will recover up to 1.25 million of its own shares, such to be canceled and to reduce shares outstanding in like amount. 100,000 shares have been recovered as of the date of this 10KSB report.

In May, 1994 the Company borrowed $12,000 from a Director/Stockholder for one year at 9% interest secured by 3,600 shares of Genesis preferred stock. At June 30, 1996 the Company owed R T Robertson Consultants $ 87,734. Robertson and Mr. Schubert have agreed to defer payment of these amounts due for a period of up to three years from the closing of the Theramed business combination without interest. Anytime the Company reaches $2 million in working capital, these amounts shall become due. Mr. Schubert has released any interest he holds in the Genesis shares.

In June 1996, the Company issued 509,396 shares of its Common Stock (inclusive of 41,305 shares that were issued effective July 1996) in settlement of $29,366 in 1996 and $251,134 in 1995 of the Company's and the Subsidiary's liabilities.

                                     PART IV

Item 13.       Exhibits and Reports on Form 8-K.

Reports on Form 8-K

The  Company has filed the  following  Reports on Form 8-K during the year ended
June 30, 1995 with the principal office of the Securities and Exchange Commission in Washington, D.C.: 8-K filed with the Securities and Exchange Commission on September 29, 1994; Amendment No. 1 thereto (Form 8-K/A) filed with the Securities and Exchange Commission on November 3, 1994.

Exhibits

  3.a   Certificate of Incorporation of Company(1)
  3.b   Amendment to Certificate of Incorporation of Company(1)
  3.c   By-Laws of Company(1)

 10.c   Stock Reorganization Agreement between the Company and the Subsidiary(2)
 10.d   1992 Stock Option Plan(3)
 10.e   1992 Directors' Stock Option Plan(3)
 10.f   Patent-Chondroitin Drug Complexes(4)
 10.g   Patent-Stabilization of Proteins and Peptides by Chemical Binding with
          Chondroitin(4)
 10.i   Consulting Agreement with Wall Street Consultants(4)
 10.j   Options with USA, Wall Street Consultants and Union Equity Partners(4)
 10.l   TSI Agreement(4)
 10.m   Cell Trends Agreement(4)
 10.n   Dr. Reeves' Employment Agreement(5)
 10.o   Chestnut Drive lease

 14.a   Canadian patent for "Method for Protein Stabilization"(4)
 14.b   European patent for "Continuous Processes for Modifying Biologically
          Active Materials and the Products Therefrom"(4)

 16.a   Accountants' Letter(6)(7)

 22.c   Subsidiaries (see "Item 1. Business")

(1) Previously filed with the Commission as an Exhibit to the Registration Statement on Form S-1, as amended, file No. 33-43976 and, by this reference, incorporated herein.

(2) Previously filed as an exhibit to the Company's Form 8-K filed with the Commission June 8, 1992, file No. 0-15260, and, by this reference, incorporated herein.

(3) Previously filed as an Exhibit to the Company's Form 10-K for the year ended June 30, 1992 filed with the Commission on September 28, 1992, file No. 0-15260, and, by this reference, incorporated herein.

(4) Previously filed with the Commission as an Exhibit to the Registration Statement on Form S-1, as amended, file No. 33-59902 and, by this reference, incorporated herein.

(5) Previously filed with the Commission as an Exhibit to the Company's Form 10-KSB for the year ended June 30, 1993 filed with the Commission on September 28, 1994, file no. 33-43976, and, by this reference, incorporated herein.

(6) Previously filed as an exhibit to the Company's Form 8-K filed with the Commission July 30, 1992, file No. 0-15260, and, by this reference, incorporated herein.

(7) Previously filed as an exhibit to the Company's Form 8-K/A filed with the Commission November 3, 1994, file No. 0-15260, and, by this reference, incorporated herein.

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to the Report or is included in the forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BIORELEASE CORP.



Dated: October 11, 1996                   By     s/Richard F Schubert
                                                 -----------------------
                                                 Richard F. Schubert, Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                        TITLE                             DATE
                                 Officer
 s/Paul Calvin Maybury          Director                       October 11, 1996
 ---------------------
Paul Calvin Maybury


 ---------------------          Director                       October 11, 1996
Richard F. Schubert


 s/Richard Whitney              Director                       October 11, 1996
 -----------------
Richard Whitney

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.


                                                       Not Applicable.