Form 10QSB
period 1996-09-30
BIORELEASE CORP
filed 1996-11-14
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                           Commission File No. 0-15260


                                Biorelease Corp.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                        88-0218411
(State or other jurisdiction of                      (Internal Revenue Service
 incorporation or organization)                    Employer Identification No.)




   10 Chestnut Drive #D, Bedford, NH                                03110
(Address of principal Executive offices)                          (Zip Code)


                                 (603) 471-1255
                 Issuer's telephone number, including area code

Former name, former address and formal fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 9,471,659 shares of common stock, par value $.01 per share as of November 08, 1996.

     Transitional Small Business Disclosure Format (Check One)

                               Yes _____ No __X__


                                     1 of 11

                                BIORELEASE CORP.


                                      INDEX

PART I.           FINANCIAL INFORMATION                                 Page
                                                                       Number



Item 1.           Financial Statements . . . . . . . . . .               3

                  Balance sheets as of September 30, 1996
                  (unaudited) and June 30, 1996. . . . . .               3

                  Statements of Operations for the Three
                  Months Ended September 30, 1996
                  (unaudited) and 1995 (unaudited), and
                  from October 20, 1989 (inception) to
                  September 30, 1996 (unaudited) . . . . .               4



                  Statements of Cash Flows for the three
                  Months Ended September 30, 1996
                  (unaudited) and 1995 (unaudited), and
                  from October 20, 1989 (inception) to
                  September 30, 1996 (unaudited) . . . . .               5

                  Notes to Unaudited Financial Statements                7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operation. . . . . . . . . . . . . . . .               8

PART II.          OTHER INFORMATION

         Item 1.           Legal Proceedings . . . . . . . .            10
         Item 2.           Changes in Securities . . . . . .            10
         Item 3.           Defaults Upon Senior Securities .            10
         Item 4.           Submission of Matters to a Vote of
                           Security Holders. . . . . . . . .            10
         Item 5.           Other Information . . . . . . . .            10
         Item 6.           Exhibits and Reports on Form 8-K.            10


                                     2 of 11

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statement
                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1996 and June 30, 1996

                                                September             June 30,
                ASSETS                          30,1996                 1996
                                                -------                 ----
                                                Unaudited
                                                ---------
Current Assets
 Cash                                          $      156           $   1,200
 Accounts receivable                                  192                 563
 Inventories                                       27,679              27,679
 Other receivables                                  1,015                   -
 Prepaid expenses and other current assets          2,311               1,679
                                                ---------           ---------
Total current assets                               31,353              31,121
                                                ---------           ---------
 Equipment and leasehold improvements,net          27,044              30,040
                                                ---------           ---------
 Other assets
 Intangible assets, net                            36,110              14,811
 Deferred legal fees for
 future acquisition                                38,947                   -

 Other noncurrent assets                              698                 699
                                                ---------           ---------
Total assets                                    $ 110,016           $ 100,807
                                                =========           =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         (DEFICIENCIES)



Current liabilities

Accounts payable                                $  99,446           $  90,637
Accrued expenses                                   96,620              70,642
Notes payable stockholders,current                 55,600              85,530
Income taxes payable                                1,549               1,549
Other current liabilities                           5,748               1,500
                                                ---------           ---------
Total current liabilities                         258,963             249,858

Notes  payable  stockholders,  long term           26,930                   -
Notes payable  others,  long term                  16,000              16,000
Other liabilities                                  87,734              87,734
Total liabilities                                 389,627             353,592
                                                ---------           ---------
Stockholders' equity (Deficiency):
         Common stock of $.01 par value,
         50,000,000 shares authorized,
         9,921,659 and 9,880,354 issued and
         9.471.659 and 9,430,354
         outstanding at September 30,              99,217              98,803
         1996 and June 30, 1996
         Additional paid-in capital             9,119,297           9,113,927
         Development stage accumulated
             deficit                           (9,443,625)         (9,411,015)
         Stock subscriptions receivable        (   50,000)         (   50,000)
                                                ---------           ---------
                                               (  275,111)         (  248,285)
         Less: Treasury stock, at par           (   4,500)         (    4,500)
         Total Stockholder's Equity
            (deficiencies)                      ( 279,611)           (252,785)
                                               -----------        ------------
                  Total liabilities and
                  stockholders'equity
                  (deficiencies)               $  110,016          $  100,807
                                               ===========         ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                     3 of 11

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF OPERATIONS For
                  the Three Months Ended September 30, 1996 and
                                      1995,
         and the Cumulative Period from Inception to September 30, 1996
                                   (Unaudited)

                                                Three Months Ended                 Inception
                                                                               (October 20,1989)
                                                   September 30,                 to September
                                                   -------------                 ------------
                                                                                   30, 1996
                                                                                   --------
                                                  1996             1995
                                                  ----             ----
Revenues                                     $   12,691         $   14,109         $  399,803
Cost of goods sold                           (        0)        (        6)        (   15,297)
                                             -----------       -----------         -----------
Gross profit                                     12,691             14,103            384,506

Costs and expenses:
     Biotech selling expenses                      -                  -            (  601,116)
     Research and development                      -               (12,500)        (2,558,041)
     Purchased technology                          -                  -            (  690,000)
     General and administra-
   tive                                      (   44,317)         (  60,783)        (4,079,949)
                                             -----------         ----------        -----------
      Loss from operations                   (   31,626)         (  59,180)        (7,544,600)
                                             -----------         ----------        -----------

Interest, net                                    (  981)            (1,193)            86,370
     Lease commitment costs                        -                  -            (  315,000)
     Litigation costs                              -                (4,825)        (   99,242)
     Offering costs                                -                  -            (  291,434)
     Option compensation                           -                  -            (  219,375)
     Other income (cost)                           -                  -            (   23,024)
     Realized loss for decline in
        value of investment                        -                  -            (1,500,000)
     Gain on equipment sale                        -                 1,100             62,616
     Income recognized on
        settlements                                -                  -               280,500
                                             -----------         ---------         ----------
        Total other income
         (cost)                              (     981)          (   4,918)        (2,018,589)

Loss before provision for (benefit
   from) income taxes and cumulative
   effect of change in accounting
   principle                                 (  32,607)         (   64,098)        (9,563,189)
Provision for income taxes                        -                   -               343,873
                                             ----------           ---------         ----------

Loss before cumulative effect of
   change in accounting
   principle                                 ( 32,607)         (    64,098)        (9,907,062)
Cumulative effect of change in
   accounting principle                          -                    -               463,440
                                            ---------            ----------         ----------

Net loss                                     ($32,607)         ($   64,098)        (9,443,622)
                                             =========           =========         ===========
Weighted average shares                      9,471,659           8,892,263          5,168,977
Total loss per share                            ($0.00)             ($0.01)            ($1.77)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                                     4 of 11

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the three Months Ended September, 1996 and
                1995 and the Cumulative Period from Inception to
                               September 30, 1996
                                   (Unaudited)

                                                                                      Inception
                                       Three Months Ended                        (October 20, 1989)
                                         September 30,                  to September 30,
                                            1996                   1995                 1996
                                            ----                   ----                  ----

Cash flows from
  operating
  activities:
Net loss                              ($  32,610)            (  $ 64,098)            ($ 9,443,625)
  Adjustments to
    reconcile net loss to
    net cash used in
    development activities:
     Depreciation and
      amortization                         5,833                  6,498                  215,263
     Cumulative effect of
      change in accounting
      principle                             -                      -                   ( 463,440)
   (Gain) Loss on sale of
      assets                                -                      -                   (  38,704)
   Recognized loss on
     investment                             -                      -                   1,500,000
   Loss on extinguishment
      of debt                               -                      -                      42,000
   Common Stock issued
     in exchange for pur-
     chased technologies                    -                      -                     605,000
   Common Stock issued
     in exchange for
     services rendered                      -                      -                      89,228
  Common stock options issued
    in exchange of services
    rendered                                -                      -                      52,300
Amortization of unearned
     compensation                           -                      -                     140,625
  Repricing of A Warrants                   -                      -                      78,750
Changes in current assets:
    Cash held as collateral                 -                      -                        -
    Accounts Receivable                      371                 35,239                  (   192)
    Inventories                             -                         5                  (27,679)
    Other receivables                  (   1,015)                  -                     ( 1,015)
    Prepaid expenses and other
      current assets                   (     632)                    254                  ( 2,311)
    Deferred tax asset                      -                      -                      463,440
    Other non-current
     assets                             ( 14,810)                    403                 ( 15,509)
  Changes in current liabilities:
    Accounts payable                       8,809                   2,030                  170,397
    Accrued expenses                      25,978                  13,297                  104,448
    Other liabilities                      4,248                    -                      95,031
                                         -------            ------------              -----------
      Net cash used in
        operating
        activities                     (  3,828)              (    6,372)          (    6,435,993)
                                       ---------            ------------           ---------------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                                     5 of 11

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENT OF CASH FLOWS For
               the Three Months Ended September 30, 1996 and 1995
         and the Cumulative Period from Inception to September 30, 1996
                                   (Unaudited)


                                               Three Months Ended                      Inception
                                                  September 30,                    (October 20, 1989)
                                                                                    to September 30,
                                            1996                1995                     1996
                                            ----                ----                     ----

Cash flows from investing activities:
   Purchase of collateralized mort-
     gage obligations                         -                      -                (  1,000,000)
   Proceeds from collateralized
    mortgage obligations                      -                      -                   1,000,000
   Purchase of fixed
     assets                                   -               (  1,220)               (    333,187)
   Purchase of intangible
     assets                                   -               (  2,726)               (     96,272)
   Proceeds from sale of
    assets                           (        -)               (     -)                    189,742
                                     -----------               --------               -------------
      Net cash used in
        investing
        activities                   (        -)               ( 3,946)               (    239,717)
                                     -----------               --------               -------------


Cash flows from financing activities:
  Advances from and amounts due
     to stockholders                          -                      -                     594,385
  Payments of advances
    from stockholders                         -                      -               (     159,975)
  Notes receivable                            -                      -                           -
  Notes payable                        (  3,000)               ( 3,000)                     98,530
  Issuance of common
    stock, net                            5,784                      -                    3,611,750
  Purchase of investments
    in issuance of common
    stock                                     -                      -                (   1,500,000)
Recapitalization                              -                      -                    4,031,176
                                     -----------                -------                -------------

      Net cash provided
      by investing
      activities                          2,784                ( 3,000)                   6,675,866
                                   -------------               --------                 ------------
Net increase (decrease)
  in cash                          (      1,044)            (   13,318)                         156
Cash at beginning
  of period                               1,200                 13,521                            0
                                    ------------             ----------                 ------------
Cash at end of period              $        156             $      203                $         156
                                   =============             ==========                =============

                          The accompanying notes are an
                        integral part of the consolidated
                              financial statements.


                                     6 of 11

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
     AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO SEPTEMBER 30, 1996

1.      Basis of presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

2. $14,811 in deferred legal fees relate to the pending acquisition of Theramed Partners, Inc. which is subject to approval of stockholders.

                                     7 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

     The following discussion includes the business of Biorelease Technologies, Inc. (the "Subsidiary"), since the Company, prior to its acquisition of the Subsidiary, had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the acquisition of the Subsidiary by the Company. During this quarter $14,811 was incurred relating to the proposed acquisition of Theramed Partners, Inc, such amount being deferred pending completion of the acquisition which is subject to the approval of the stockholders of the Company.

Three Months Ended September 30, 19965 and 1995

     For the three months ended September 30, 1996, the Company had revenues of $12,691, costs of goods sold of $0, no cell culture operation costs, no research and development expenses, general and administrative expenses of $44,317, interest expense of $981, no litigation costs, no gain on sale of equipment of and no income taxes resulting in a net loss of $32,607 compared to the three months ended September 30, 1995, in which the Company had revenues of $14,109, cost of goods sold of $6, no cell culture operations costs, research and development expenses of $12,500, general and administrative expenses of $60,783, interest expense of $1,193, litigation costs of $4,825, a gain on sale of assets of $1,100, no income recognized on settlements, no other non-operating costs, no realized loss for decline in value of investment and no income taxes resulting in a net loss of $64,098.


     From October 20, 1989, the initial date of the Subsidiary's activity, through September 30, 1996, the Subsidiary had revenues $399,803, cost of goods sold of $15,297, Cell culture operation expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,079,949, other costs in the aggregate of $2,018,589, income taxes of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby yielding an accumulated net loss of $9,443,622.

Liquidity and Capital Resources

     From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common and Preferred Stock. Since the Reorganization, the primary source of


                                     8 of 11
current capital is the Company's funds and revenues.

     Contained in the most recent Annual Report on Form 10KSB is discussion relating to the acquisition of Theramed Partners, Inc. (Theramed) following which the Company expects to spin out the Subsidiary operations to the Company's stockholders in proportion to their interest in the Company and begin focussing on merger and acquisition activities through Theramed. Theramed has agreed to advance funds to the Company pending stockholder approval of the acquisition. At September 30, 1996 such advances were $5,000 plus the assumption of the Company's obligations to R T Robertson Consultants. In the event the Company is unable to complete the Theramed transaction and raise the funds anticipated to cover the planned operating expenses, the Company would be unable to implement its revised strategy and would be forced to further curtail operations until capital or financing can be obtained. Any such additional financing could result in significant dilution to existing stockholders.

     At September 30, 1996, the Company had negative working capital of $227,610, as compared with the Company's negative working capital of $218,737 at June 30, 1996. The decrease in the Company's working capital between June 30 and September 30, 1996 is attributable to continuing operations without significant revenues or new capital formation.



Dividend Policy

     The Company has not declared or paid any dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

     Management believes that inflation has not had a material effect on its operations for the periods presented.

                                     9 of 11

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of matters to a Vote of Securities Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports of Form 8-K.

     None.

                                    10 of 11

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIORELEASE CORP.



November 08, 1996                    By:/s/ Richard F. Schubert
                                        -----------------------
                                        Richard F. Schubert, Chairman
                                        and Principal Financial Officer


                                    11 of 11