Form 10QSB
period 1996-12-31
BIORELEASE CORP
filed 1997-02-19
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                           Commission File No. 0-15260

                                Biorelease Corp.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   88-0218411
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


      10 Chestnut Drive #D Bedford, NH                              03110
(Address of principal Executive offices)                          (Zip Code)


                                 (603) 471-1255
                 Issuer's telephone number, including area code

     Former name, former address and formal fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. 9,471,659 shares of common stock, par value $.01 per share as of February 12, 1997.


     Transitional Small Business Disclosure Format (Check One)
Yes _____ No __X__

                                     1 of 10

                                BIORELEASE CORP.


                                      INDEX

PART I. FINANCIAL INFORMATION                                        Page Number


Item 1.  Financial Statements

         Consolidated  balance sheets as of December 31, 1996
         (unaudited) and June 30, 1996  ..................................    3

         Consolidated  Statements of Operations  for the three
         months and six months ended December 31, 1996
         (unaudited) and 1995 (unaudited),  and from October
         20, 1989 (inception) to December 31, 1996 (unaudited) ...........    4

         Consolidated  Statements  of Cash Flows for the six
         Months  Ended  December 31, 1996   (unaudited) and
         1995 (unaudited), and from October 20, 1989 (inception)
         to December 31, 1996 (unaudited) ................................    5

         Notes to Unaudited Financial Statements .........................    7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operation .................    8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .....................................    10
         Item 2.  Changes in Securities .................................    10
         Item 3.  Defaults Upon Senior Securities .......................    10
         Item 4.  Submission of Matters to a Vote of Security Holders ...    10
         Item 5.  Other Information .....................................    10
         Item 6.  Exhibits and Reports on Form 8-K ......................    10

                                    2 of 10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statement
                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 1996 and June 30, 1996

                                              December 31,  June 30,
         ASSETS                                  1996         1996
         ------                                  -----      --------
                                              (Unaudited)

Cash ........................................   $ 71,175   $  1,200
Accounts receivable .........................     28,163        563
Inventories .................................     27,138     27,679
Other receivables ...........................      1,015       --
Prepaid expenses and other current assets ...      1,470      1,679
                                                --------   --------
         Total current assets ...............   $128,961   $ 31,121

 Equipment and leasehold improvements, net ..     24,316     30,040
 Intangible assets, net .....................     33,621     38,947
 Other noncurrent assets ....................        698        699
                                                --------   --------
 Total assets ...............................   $187,596   $110,807
         LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable ...........................   $130,213   $ 90,637
 Accrued expenses ...........................    108,029     70,642
 Notes payable - stockholders, current ......     55,600     85,530
 Loans payable - other ......................     75,000       --
 Income taxes payable .......................      1,549      1,549
 Other current liabilities ..................      1,500      1,500
                                                --------   --------
 Total current liabilities ..................    371,891    249,858

 Notes payable - stockholders,long term .....     23,930       --
 Notes payable - other, long term ...........     16,000     16,000
 Other liabilities ..........................     87,734     87,734
                                                --------   --------
 Total liabilities ..........................    499,555    353,592

Stockholders' equity:
     Common stock of $.01 par value,
          50,000,000  shares  authorized,
          9,921,659 shares issued and 9,471,659
          outstanding  at December 31, 1996 and
          9,880,354  issued and 9,430,354
          outstanding at June 30, 1996            99,217     98,803
         Additional paid-in capital            9,119,296  9,113,927
         Stock warrants outstanding                 --         --
         Development stage accumulated deficit(9,475,972)(9,411,015)
        Stock subscription receivable         (   50,000)(   50,000)
                                              ----------  ---------
                                              (  307,459)(  248,285)
        Less: Treasury stock                  (    4,500)(    4,500)
                                              ----------  ---------
        Total stockholders' equity (deficit)  (  311,959)(  252,785)
                                              ----------  ---------
Total liabilities and stockholders' equity
         (deficiency)                         $  187,596 $  110,016
                                             =========== ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    3 of 10

                                BIORELEASE CORP.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Six Months Ended December 31, 1996 and 1995,
          and the Cumulative Period from Inception to December 31, 1996

                                       Three Months Ended            Six Months Ended
                                          December 31,                  December 31,       Inception (October
                                                                                              20, 1989 to
                                     1996            1995           1996          1995          1996
                                  (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)    (Unaudited)
                                  -----------    -----------     ----------    -----------   -------------
Revenues ......................   $    32,960    $    48,374    $    45,651    $    62,483    $   432,763
Cost of Goods Sold ............          (541)        (3,067)          (541)        (3,073)       (15,838)
                                  -----------    -----------        -------        -------     ----------
   Gross Profit ...............        32,419         45,307         45,110         59,410        416,925
Operating expenses:
 Cell culture operations ......         (--)           (--)           (--)           (--)        (601,116)
 Research and development .....         (--)         (12,500)         (--)         (25,000)    (2,558,041)
 Purchased Technologies .......          --             --             --             --         (690,000)
 General and administrative ...       (33,390)       (59,929)       (77,707)      (120,713)    (4,113,339)
 Other ........................             0              0              0              0              0
                                  -----------    -----------    -----------    -----------    -----------
Loss from operations ..........          (971)       (27,122)       (32,597)       (86,303)    (7,545,571)
                                  -----------    -----------    -----------    -----------    -----------
Other costs:
 Interest, net ................          (981)        (1,212)        (1,962)        (2,405)        85,389
 Lease commitment cost ........          --             --             --             --         (315,000)
 Litigation costs .............         (--)            (650)         (--)          (5,474)       (99,242)
 Other income (costs) .........          --             --             --             --          (23,024)
 Gain(Loss) on sale of assets .          --            (--)            --            1,100         62,616
 Offering costs ...............       (30,396)          --          (30,396)          --         (321,830)
 Option compensation ..........          --             --             --             --         (219,375)
 Income on settlements ........          --           29,361           --           29,361        280,500
 Realized loss for decline
  in value of investment ......         (--)           (--)           (--)           (--)      (1,500,000)
                                  -----------    -----------        -------        -------     ----------
     Total other costs ........       (31,377)       (31,377)       (32,358)       (22,582)    (2,049,966)
                                  -----------    -----------        -------        -------     ----------
Income (loss) before provision
 for (benefit from income
 taxes cumulative  effect of
 change in accounting principle       (32,348)           377        (64,955)       (63,721)    (9,595,537)
Provision for income taxes ....          --             --             --             --         (343,873)
                                  -----------    -----------        -------        -------     ----------
Income (loss) before cumulative
 effect of accounting principle       (32,348)           377        (64,955)       (63,721)    (9,939,410)
Cumulative effect of change in
 accounting principle .........          --             --             --             --          463,440
                                  -----------    -----------        -------        -------     ----------
Net income (loss) .............   $   (32,348)   $       377    $   (64,955)   $   (63,721)   $(9,475,970)
                                  ===========    ===========    ===========    ===========    ===========
Weighted average shares .......     9,471,659      8,962,263      9,471,659      5,962,263      5,316,606
Income (Loss) per share .......          (.01)           .01           (.01)          (.01)         (1.78)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                    4 of 10

                                BIORELEASE CORP.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Six Months Ended December 31, 1996 and 1995
          and the Cumulative Period from Inception to December 31,1996
                                   (Unaudited)

                                                                       Inception
                                             Six Months Ended      (October 20, 1989)
                                                December 31,         to December 31,
                                           1996           1995           1996
                                        -----------    -----------    -----------
Cash flows from
  operating
  activities:
Net loss ............................   $   (64,957)   $   (63,721)   $(9,475,972)
  Adjustments to reconcile
  net loss to net cash used in
  development activities:
    Depreciation and
      amortization ..................        12,816         13,081        222,246
    Cumulative effect of change
      in accounting principle .......          --             --         (463,440)
    (Gain) Loss on sale of
      assets ........................         (--)            --          (38,704)
    Recognized loss on
     investment .....................          --             --        1,500,000
    Loss on extinguishment
      of debt .......................          --             --           42,000
    Common stock issued
      in exchange for pur-
      chased technology .............          --             --          605,000
    Common stock issued
      in exchange for
      services rendered .............          --             --           52,300
    Common stock options issued
      in exchange of services
      rendered ......................          --             --           89,228
  Amortization of unearned
    compensation ....................          --             --          140,625
  Repricing of A warrants ...........          --             --           78,750
  Changes in current assets:
    Cash - escrow ...................          --             --             --
    Accounts receivable .............       (27,600)        35,731        (28,163)
    Other receivables ...............        (1,015)         3,073         (1,015)
    Inventories .....................           541           --          (27,138)
    Prepaid expenses and
      other current assets ..........           210             95         (1,469)
    Deferred tax asset ..............          --             --          463,440
    Other non-current assets ........            (1)           403           (698)
  Changes in current liabilities:
    Accounts payable ................        39,576            403        201,164
    Accrued expenses ................        37,387        (19,186)       115,857
  Other current liabilities .........         (--)           (--)          90,781
                                        -----------    -----------    -----------
      Net cash used in
        operating
        activities ..................        (3,043)       (31,185)    (6,435,208)
                                        -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of government backed
    securities ......................          --            1,594     (1,000,000)
  Proceeds from collateralized
    mortgage obligations ............          --            1,210      1,000,000
  Purchase of fixed assets ..........         (--)            (244)      (331,587)
  Proceeds from sale of assets ......          --             --          189,742
  Purchase of intangible
    assets ..........................        (2,726)       (13,297)       (84,752)
                                        -----------    -----------    -----------
      Net cash used in
        investing activities ........        (4,096)        10,737       (226,597)
                                        -----------    -----------    -----------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                    5 of 10

                                BIORELEASE CORP.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Six Months Ended December 31, 1996 and 1995 and the Cumulative
                   Period from Inception to December 31, 1996

                                                                  Inception
                                       Six Months Ended       (October 20, 1989)
                                          December 31,          to December 31,
                                      1996           1995           1996
                                   (Unaudited)    (Unaudited)    (Unaudited)
                                   -----------    -----------    -----------
Cash flows from
 financing activities:

  Advances from
    stockholders ...............          --             --          594,385
  Payments of advances
    from stockholders ..........          --             --         (159,975)
  Loans payable ................        75,000           --           75,000
  Notes payable ................        (6,000)         (--)          95,530
  Issuance of common stock,net .         5,784         18,835      3,611,750
  Purchase of investments in
   issuance of common stock ....          --             --       (1,500,000)
Notes receivable ...............          --             --             --
Recapitalization ...............             0              0      4,031,176
                                   -----------    -----------    -----------

      Net cash provided
      by investing
      activities ...............        74,784         18,835      6,747,866
                                   -----------    -----------    -----------

Net increase (decrease)
  in cash ......................        69,975       (100,088)        71,175
Cash at beginning
  of period ....................         1,200        103,975              0
                                   -----------    -----------    -----------

Cash at end of period ..........   $    71,175    $     3,887    $    71,175
                                   ===========    ===========    ===========



Supplemental disclosure of
 non-cash transactions:

  Interest .....................         1,962          2,405         85,389
  Marketable securities acquired
  through issuance of common
  stock ........................          --             --        1,500,000

  Issuance of common stock
   for subscription receivable .         (--)        (125,000)        50,000

  Liabilities repaid through
  issuance of common stock .....         5,784         31,950        582,773

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                    6 of 10

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
               AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO
                                DECEMBER 31,1996

1. Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

2. Loan payable

     A Private Placement was undertaken by the Company to raise up to $500,000 in the form of unsecured notes from accredited individuals relating to a then pending business combination between the Company and TheraMed Partners, Inc.. At December 31, 1996 $75,000 in unsecured notes had been subscribed for. An additional $12,500 was subscribed for in January 1997 for an aggregate of $87,500. The Subscription Notes are payable on demand with no interest costs. [SEE Part II Item 5. Other Information].

3. Subsequent Events

     On February 12, 1997 the Company announced that TheraMed Partners and the Company had terminated their previously announced agreement to undertake the business combination and a related spin-off of the Subsidiary to the Company's stockholders. As a result of the termination, the Company plans to offer recision rights to the holders of the Subscription Notes. Further, on February 12, 1997 the Company announced that Dr. Leon Gauci had assumed the role of President of the Subsidiary (Biorelease Technologies, Inc.).

                                    7 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


Three Months Ended December 31, 1996 and 1995

     For the three months ended December 31, 1996, the Company, including its subsidiary Biorelease Technologies, Inc. ("the Subsidiary") had revenues of $32,960 consisting of $28,420 of continuing revenues relating to licensing rights to its chondroitin sulfate technology, $0 of grant research revenues and $4,540 from product sales, cost of goods sold of $541, expenses of its cell culture operations of $0, research and development expenses of $0, costs for purchased technology of $0, general and administrative operation costs of $33,390, interest expense of $981, costs related to the terminated business combination and offering costs of $30,396 resulting in a net loss of $32,348 compared to the three months ended December 31, 1995 in which the Company had revenues of $48,374 consisting of $12,778 of continuing chondroitin sulfate licensing revenues, $12,500 of grant research revenues, $21,596 from cell culture product sales and $1,500 of equipment rental income, cost of goods sold of $3,067, expenses of its cell culture operations of $0, research and development expenses of $12,500, no costs for purchased technology, general and administrative operation costs of $59,929, interest expense of $1,212, litigation costs of $650, income from the sale of assets of $0, no costs related to public offerings, no option compensation charges, income recognized on settlements of $29,361 and income taxes of $0, resulting in a net income of $377. The increase in net loss was attributed to a decrease in product sales and a decrease in research and development and administrative costs. Also, $30,396 related to Private Placement offering costs and costs associated with a terminated business combination were charged to the three months ended December 31, 1996 as compared to $0 in the quarter ended December 31, 1995.

Six Months Ended December 31, 1996 and 1995

     For the six months ended December 31, 1996, the Company had revenues of $32,960, cost of goods sold of $541, no cell culture costs, no research and development costs, no purchased technology costs, general and administrative costs of $33,390, interest of $981, offering and termination costs of $30,396 and no income taxes resulting in a net loss of $32,348 of as compared to the six months ended December 31, 1995 in which the Company had revenues of $62,483, cost of goods sold of $3,073, cell culture operation costs of $0, research and development costs of $25,000, no purchased technology costs, general and administrative operational costs of $120,713, interest expense of $2,405, litigation costs of $5,474, gain on sale of assets of $1,100, costs related to public offerings of $0, option compensation expense of $0, income recognized on settlements of $29,361 and income taxes of $0 resulting in a net loss of $63,721. The decrease in net loss over the previous fiscal year's six months resulted primarily from the reduction of administrative costs.

Inception (October 20, 1989) to December 31, 1996

     From October 20, 1989, the date of the Subsidiary's initial activity, through December 31, 1996, the Company had revenues of $432,763, cost of goods sold of $15,838, cell culture expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,113,339, interest income of $85,389, lease commitment cost of $315,000, litigation costs of $99,242, other costs of $23,024, gain on sale of assets of $62,616, offering cost of $321,830, Option Compensation of $219,375, income recognized on settlements of $280,500, realized loss for decline in value of investment of $1,500,000, income tax expense of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby resulting in an accumulated net loss of $9,475,970.

                                    8 of 10

Liquidity and Capital Resources

     From inception until the date on which the subsidiary was combined with the Company (the Reorganization), the Subsidiary's primary source of funds was the proceeds from private offerings of its Common Stock and Stock in the Subsidiary. Since the Reorganization, the primary source of capital has been the Company's funds and revenues.

     At December 31, 1996, the Company had negative working capital of $242,930 as compared with the Company's negative working capital of $218,737 at June 30, 1996. The change in the Company's working capital between June 30, 1996 and December 31, 1996 is attributable to operating expenses in excess of revenues net of settlements.

With the termination of the TheraMed business combination, the Company expects to operate within the limited cash flow generated by its product sales and its licensing revenue for the remainder of this fiscal year. In this scaled back configuration, the Company will focus on prepaid research at the University of New Hampshire and limited outside research funded by its limited cash. Depending in large part on results of this limited research, the Company may be in a position to raise additional funds within the next several quarters.


Dividend Policy

     The Company has not declared or paid any dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions, and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

     Management believes that inflation has not had a material effect on its operations for the periods presented.

                                    9 of 10

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Securities Holders.

         None.

Item 5. Other Information.

        On October 8, 1996 the Company announced it had agreed in principle to enter into a reorganization with TheraMed Partners, Inc. Between November, 1996 and January, 1997 the Company placed $87,500 in
        Subscription Notes under a Private Placement related to this reorganization. On February 12, 1997 the Company announced it had terminated this agreement and planned to offer recision to the Private Placement investors.

Item 6. Exhibits and Reports of Form 8-K.

         None



         SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         BIORELEASE CORP.



February 19, 1997 By:  /s/ Richard F. Schubert
                     -------------------------
            Richard F. Schubert, Chairman and
            Principal Financial Officer

                                    10 of 10