Form 10QSB
period 1997-03-31
BIORELEASE CORP
filed 1997-05-15
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

                           Commission file No. 0-15260

                                Biorelease Corp.
        (Exact name of small business issuer as specified in its charter)

   Delaware        88-0218411
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


  10 Chestnut Drive #D, Bedford, NH                       03110
(Address of principal Executive offices)               (Zip Code)


                                 (603) 471-1255
                 Issuer's telephone number, including area code


    Former name, former address and formal fiscal year, if changed since last report.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requiring for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. 9,471,659 shares of common stock, par value $.01 per share as of April 30, 1997.



    Transitional Small Business Disclosure Format (Check One)   Yes     No    X

                                BIORELEASE CORP.

                                     INDEX

                                                                           Page
                                                                          Number
 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statement

         Consolidated Balance Sheets as of March 31, 1997
         (unaudited) and June 30, 1996......................................   3


         Consolidated Statements of Operations for the
         Three Months and the Nine Months ended
         March 31, 1997 (unaudited) and 1996 (unaudited),
         and from October 20, 1989 (inception) to
         March 31, 1997 (unaudited).........................................   4



         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 1997 (unaudited)
         and 1996  (unaudited),  and from October 20,
         1989 (inception) to March 31, 1997 (unaudited).....................   5



         Notes to Unaudited Financial Statements............................   7

Item 2 Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................   8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................   9
Item 2. Changes in Securities...............................................   9
Item 3 Defaults Upon Senior Securities......................................   9
Item 4 Submission of Matters to a Vote of Security Holders..................   9
Item 5. Other Information...................................................   9
Item 6 Exhibits and Reports on Form 8-K.....................................   9

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements




                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 1997 and June 30, 1996

                                                           March 31,    June 30,
                                                             1997        1996
                                                          (Unaudited) (Unaudited)
                                                          ----------- -----------
ASSETS
Cash ..................................................   $    11,418   $      1,200
Accounts receivable ...................................        22,292            563
Inventories ...........................................        23,366         27,679
Other receivables .....................................            --             --
Prepaid expenses and other current assets..............         1,379          1,679
                                                             --------   ------------
Total current assets ..................................   $    58,455  $      31,121
Equipment and Leasehold improvements, net..............        21,587         30,040
Intangible assets, net ................................        29,029         38,947
Other noncurrent assets ...............................           698            699
                                                         ------------    -----------
Total assets ..........................................   $   109,769    $   100,807
                                                         ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ......................................   $   123,169    $    90,637
Accrued expenses ......................................       108,892         70,642
Notes payable - stockholders, current .................        58,100         85,530
Loans payable - other .................................        27,500           --
Income taxes payable ..................................         1,549          1,549
Other current liabilities .............................         1,500          1,500
                                                          -----------    -----------
Total current liabilities .............................   $   320,710    $   249,858
Notes payable - stockholders, long term ...............        18,430           --
Notes payable - other, long term ......................        16,000         16,000
Other liabilities .....................................        87,734         87,734
                                                          -----------    -----------
Total liabilities .....................................   $   442,874    $   353,592
Stockholders' equity:
Common stock of $.01 par value ........................        99,217         98,803
Additional paid-in capital ............................     9,119,296      9,113,927
Stock warrants outstanding ............................            --             --
Development stage accumulated deficit .................    (9,497,118)    (9,411,015)
Stock subscription receivable .........................       (50,000)       (50,000)
                                                          ------------   -----------
                                                          $ ( 328,605)   $  (248,285)
Less: Treasury stock ..................................        (4,500)        (4,500)
                                                          -----------    -----------
Total stockholders' equity (deficit) ..................   $  (333,105)   $  (252,785)
                                                          -----------    -----------
Total liabilities and stockholders' equity (deficiency)   $   109,769    $   100,807
                                                          ===========    ===========

                   The accompanying notes are an integral part of the consolidated financial statements.



                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months and Nine Months Ended March 31, 1997 and 1996
           and the Cumulative Period from Inception to March 31, 1997

                                                    Three Months Ended                Nine Months Ended                Inception
                                                          March 31,                        March 31,              (October 20, 1989)
                                                     1997           1996            1997            1996          to March 31, 1997
                                                 -----------    -----------    -----------       -----------          -----------

Revenues ......................................  $    41,534    $     1,500    $    87,185       $    63,983          $   474,297
Cost of Goods Sold ............................        3,772           --            4,313             3,073               19,610
                                                 -----------    -----------    -----------       -----------          -----------

Gross Profit ..................................  $    37,762    $     1,500    $    82,872       $    60,910          $   454,687
Operating Expenses:
Cell culture operations .......................         --             --             --                --               (601,116)
Research and development ......................         --             --             --             (25,000           (2,558,041)
Purchased technology ..........................         --             --             --                --               (690,000)
General and administrative ....................      (57,927)       (68,985)      (135,634)         (189,698)          (4,171,266)
Other .........................................         --             --             --                --                   --
                                                 -----------    -----------    -----------       -----------          -----------

Loss from operation ...........................  $   (20,165)   $   (67,485)   $   (52,762)      $  (153,788)         $(7,565,736)
                                                 -----------    -----------    -----------       -----------          -----------
Other costs:
Interest, net .................................  $      (981)   $    (1,249)   $    (2,943)      $    (3,654)              84,408
Lease commitment cost .........................         --             --             --                --               (315,000)
Litigation costs ..............................         --             --             --              (5,474)             (99,242)
Other income (costs) ..........................         --             --             --                --                (23,024)
Gain (Loss) on sale of assets .................         --           (2,700)          --              (1,600)              62,616
Offering costs ................................         --             --          (30,396)             --               (321,830)
Option compensation ...........................         --             --             --                --               (219,375)
Income recognized on settlements ..............         --             --             --              29,361              280,500
Realized loss for decline in investments ......         --             --             --                               (1,500,000)
                                                 -----------    -----------    -----------       -----------          -----------
Total Other Costs .............................  $      (981)   $    (3,949)   $   (33,339)      $    18,633          $(2,050,947)
                                                 -----------    -----------    -----------       -----------          -----------
Income (Loss) before  provision for
(benefit from)income  taxes and  cumulative
effect of change in  accounting  principle ...   $   (21,146)   $   (71,434)   $   (86,101)      $  (135,155)         $(9,616,683)
Provision (credit) for income taxes                                                                                        343,871
Income (Loss) before cumulative effect of
accounting principle .........................       (21,146)       (71,434)       (86,101)         (135,155)          (9,960,554)
Cumulative effect of change in accounting
  principle..................................                                                                             463,440
                                                  -----------    -----------    -----------       -----------         ------------
Net Income (Loss) ...........................    $   (21,146)   $   (71,434)   $   (86,101)      $  (135,155)         $(9,497,114)
                                                 ===========    ===========    ===========       ===========          ===========
Weighted average shares .....................      9,471,659      8,962,263      9,476,159         8,962,263            5,414,876
Income (Loss) per share .....................          (0.01)         (0.01)         (0.01)            (0.02)               (1.75)


                   The accompanying notes are an integral part of the consolidated financial statements.


                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months and Nine Months
                          Ended March 31, 1997 and 1996
           and the Cumulative Period from Inception to March 31, 1997
                                   (Unaudited)

                                                                      Nine Months Ended         Inception
                                                                           March 31,         (October 20, 1989)
                                                                     1997           1996      to March 31, 1997
                                                                     ----           ----      -----------------

Cash flows from operating activities:
Net Loss ....................................................   $   (86,101)   $  (135,155)   $(9,497,116)
Adjustments to reconcile net loss to net cash ...............          --             --             --
used in development activities: .............................          --             --             --
Depreciation and amortization ...............................        22,637         19,153        232,067
Cumulative effect of change in accounting principle .........          --             --         (463,440)
(Gain) Loss on sale of assets - .............................          --                         (38,704)
Recognized loss on investment ...............................          --             --        1,500,000
Loss on extinguishment of debt ..............................          --             --           42,000
Common stock issued in exchange for purchased technology ....          --             --          605,000
Common stock issued in exchange for services rendered .......          --             --           52,300
Common stock options issued in exchange for services rendered          --             --           89,228
Amortization of unearned compensation .......................          --             --          140,625
Repricing of A warrants .....................................          --             --           78,750
Changes in Current Assets: ..................................          --             --             --
Cash - escrow ...............................................          --             --             --
Accounts receivable .........................................       (21,729)        35,168        (22,292)
Other receivables ...........................................          --             --             --
Inventories .................................................         4,313          3,073        (23,366)
Prepaid expenses and other current assets ...................           300            787         (1,379)
Deferred tax asset ..........................................          --             --          463,440
Other non-current assets ....................................            (1)           403           (700)
Changes in current liabilities:
Accounts payable ............................................        32,532          5,111        194,120
Accrued expenses ............................................        38,250          9,811        116,720
Other current liabilities ...................................          --             --           90,783
                                                                -----------    -----------    -----------
Net cash used in operating activities .......................   $    (9,799)   $   (61,649)   $(6,441,964)
                                                                -----------    -----------    -----------
Cash flows from investing activities:
Purchase of government backed securities ....................   $      --      $      --      $(1,000,000)
                                                                -----------    -----------    -----------
Proceeds from collateralized mortgage obligations ...........          --             --        1,000,000
Purchase of fixed assets ....................................          --           (1,370)      (333,187)
Proceeds from sale of assets ................................          --             --          189,742
Purchase of intangible assets ...............................        (4,266)       (13,691)      (100,538)
                                                                -----------    -----------    -----------
Net cash used in investing activities .......................   $    (4,266)   $   (15,061)   $  (243,983)
                                                                -----------    -----------    -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED STATEMENTS OF CASH
                    FLOW For the Three Months and Nine Months
                          Ended March 31, 1997 and 1996
           and the Cumulative Period from Inception to March 31, 1997
                                   (Unaudited)

                                                                       Nine Months Ended         Inception
                                                                            March 31,        (October 20, 1989)
                                                                        1997         1996     to March 31, 1997
                                                                   -----------    -----------    -----------

Cash flows from financing activities:
Advances from stockholders ....................................   $      --      $      --      $   594,385
Payments of advances from stockholders ........................          --             --         (159,975)
Loans payable notes payable ...................................        27,500           --           27,500
Issuance of common stock, net .................................        (9,000)        (9,000)        92,530
Purchase of investments in issuance of common stock ...........         5,783           --        3,611,749
Notes receivable ..............................................          --           72,710     (1,500,000)
Recapitalization ..............................................          --             --        4,031,176
                                                                   -----------    -----------    -----------
Net cash provided by investing activities .....................   $    24,283    $    63,710    $ 6,697,365
                                                                   -----------    -----------    -----------
Net increase (decrease) in cash ...............................   $    10,218    $   (13,000)   $    11,418

Cash at beginning of period ...................................         1,200         13,521           --

                                                                   -----------    -----------    -----------
Cash at end of period .........................................   $    11,418    $       521    $    11,418
                                                                  ===========    ===========    ===========


Supplemental  disclosure  of non-cash transactions:
Interest ......................................................   $     1,962    $      --      $    85,389
Marketable securities acquired through issuance of common stock          --             --             --
Issuance of common stock for subscription receivable ..........          --             --           50,000
Liabilities repaid through issuance of common stock ...........   $     5,784    $      --      $   582,773


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                For the Nine Months Ended March 31, 1997 and 1996
           and the Cumulative Period from Inception to March 31, 1997
                                   (Unaudited)

1.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.

2. Loans payable - During the previous quarter, a Private Placement was undertaken by the Company to raise up to $500,000 in the form of unsecured notes from accredited individuals relating to a then pending business combination between the Company and TheraMed Partners, Inc.. On March 13, 1997 the Company announced that TheraMed Partners, Inc. and the Company had terminated their previously announced agreement to undertake this business combination along with a related spin-off of the Subsidiary, Biorelease Technologies, Inc. to the Company's stockholders. As a result of the termination of this agreement, the Company immediately terminated the Private Placement and offered recision rights to the holders of these
     Private Placement subscription notes. As of March 31, 1997, $87,500, representing all subscriptions which the Company had accepted prior to the termination, was rescinded. The termination agreement with TheraMed resulted in the Company borrowing $27,500 from TheraMed to be forgiven ratably by TheraMed if and when TheraMed raises up to $550,000 from investors over the five (5) calendar quarters following the date of the termination agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1997 and 1996

     For the three months ended March 31, 1997 the Company, including its subsidiary Biorelease Technologies, Inc. ("the Subsidiary") had revenues of $41,534 ($21,534 from Erythrogen(TM) sales and $20,000 from the Baxter cooperative agreement), cost of sales of $3,772, no expenses for cell culture operation, no research and development expenses, no cost for purchase technology, general and administration expenses of $57,927 and interest expense of $981 resulting in a net loss of $21,146 compared with the three months ended March 31, 1996 in which the Company had revenues of $1,500, costs of goods sold of $0, no costs of cell culture operations, no research and development expenses, administrative and general costs of $68,985, interest expense of $1,249, and a loss on sale of assets of $2,700 resulting in a net loss of $71,434.

Nine Months Ended March 31, 1997, and 1996

     For the nine months ended March 31, 1997, the Company had revenues of $87,185, cost of goods sold of $4,313, no cell culture costs, no research and development costs, no purchased technology costs, general and administrative costs of $135,634, interest of $2,943, offering costs of $30,396 and no income taxes resulting in a net loss of $86,101 as compared to the nine months ended March 31, 1996 in which the Company had revenues of $63,983, cost of goods sold of $3,073, cell culture operation costs of $0, research and development costs of $25,000, purchased technology costs of $0, general and administrative costs of $189,698, interest expense of $3,654, settlement expense of $5,474, loss on sale of assets of $1,600, option compensation expense of $0, income recognized on settlements of $29,361 and income taxes of $0 resulting in a net loss of $135,155. The decrease in net loss over the previous fiscal year's nine months resulted primarily from the reduction of administrative costs.

Liquidity and Capital Resources

     At March 31, 1997, the Company had negative working capital of $262,255 as compared with the Company's negative working capital of $218,737 at June 30, 1996. The change in the Company's working capital between June 30, 1996 and March 31, 1997 is attributable to operating expenses in excess of revenues, net of settlements.

     With the termination of the TheraMed business combination, the Company expects to operate within the limited cash flow generated by its product sales and its licensing revenue for the remainder of this fiscal year. In this scaled back configuration, the Company will focus on prepaid research at the University of New Hampshire and limited outside research to available cash. Depending on results of this limited research, the Company may be in a position to raise additional funds within the next several quarters.

 Dividend Policy


     The Company has not declared or paid any dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business condition and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

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

          On October 8, 1996 the Company announced it had agreed in principle to enter into a reorganization with TheraMed Partners, Inc. Between November, 1996 and January, 1997 the Company placed $87,500 in
          Subscription Notes under a Private Placement related to this reorganization. On March 13, 1997 the Company announced it had terminated this agreement and rescinded $87,500 representing the entirety of subscriptions accepted by the Company under the Private Placement. Further, on February 12, 1997, the Company announced that Dr. Leon Gauci had assumed the role of President of the Subsidiary (Biorelease Technologies, Inc.).

Item 6.   Exhibits and Reports of Form 8-K
    None


                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    BIORELEASE CORP.



March 14, 1997    By:  /s/ Richard F. Schubert
                      --------------------------------------
                           Richard F. Schubert, Chairman and
                           Principal Financial Officer