Form 10-K
period 1997-06-30
BIORELEASE CORP
filed 1997-09-30
CIK 797662

                                                   -----------------------------
                                                   OMB APPROVAL
       SECURITIES AND EXCHANGE COMMISSION          -----------------------------
             Washington, D.C. 20549                OMB Number: 3235-0058
                                                   Expires: May 31, 1997
                                                   Estimated average burden
                  FORM 12b-25                      hours per response ..... 2.50
                                                   -----------------------------
          NOTIFICATION OF LATE FILING
                                                   SEC File Number:
                                                   CUSIP NUMBER:

(Check One): |X| Form 10-K |_| Form 20-F |_| Form 11-K |_| Form 10-Q
             |_| Form N-SAR

                     JUNE 30, 1997
For Period Ended: ____________________

     [ ] Transition  Report on Form 10-K
     [ ] Transition  Report on Form 20-F
     [ ] Transition  Report  on Form  11-K
     [ ] Transition  Report  on Form 10-Q
     [ ] Transition  Report on Form N-SAR

     For the Transition Period Ended: _________________________________________

            ----------------------------------------------------
  Read Instruction(on back page) Before Preparing Form. Please Print or Type.
    Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
            ----------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

-------------------------------------------------------------------------------
PART I -- REGISTRANT INFORMATION

BIORELEASE CORP
-------------------------------------------------------------------------------
Full Name of Registrant

-------------------------------------------------------------------------------
Former Name if Applicable
10 CHESTNUT DR. #D
-------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)
BEDFORD, NH  03110
-------------------------------------------------------------------------------
City, State and Zip Code


PART II -- RULE 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)

     |X| (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
     |X| (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
     |X|  (c)  The  accountant's  statement  or  other  exhibit required by Rule
               12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail why the Form 10-K, 11-K, 20-F 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach Extra Sheets if Needed.)

Scheduling and staffing issues have prevented the company from obtaining audited financial statements for timely filing of the company's form 10KSB.


                                                                 SEC 1344 (6/94)


PART IV--OTHER INFORMATION

(1) Name  and  telephone  number  of   person  to  contact  in  regard  to  this
notification.

R Bruce Reeves                              (603)             471-1255
---------------------------------------  -----------  --------------------------
            (Name)                       (Area Code)      (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s). |X| Yes |_| No

    ---------------------------------------------------------------------------

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
    |_| Yes |X| No

    If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


================================================================================

                                BIORELEASE CORP
                  --------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

          SEPTEMBER 29, 1997                      R. BRUCE REEVES
Date ______________________________     By______________________________________


INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative
(other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

----------------------------------- ATTENTION ----------------------------------
           Intentional misstatements or omissions of fact constitute
               Federal Criminal Violations (See 18 U.S.C. 1001).
--------------------------------------------------------------------------------

                              GENERAL INSTRUCTIONS

1.   This  form  is   required  by   Rule  12b-25  of  the   General  Rules  and
     Regulations under the Securities Exchange Act of 1934.

2.   One  signed   original  and  four   conformed  copies   of  this  form  and
     amendments  thereto must be  completed  and filed with the  Securities  and
     Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information  contained in or filed  with the form will be made a matter  of  public  record in the
     Commission  files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5.   ELECTRONIC FILERS.   This  form  shall  not  be  used  by electronic filers
     unable to  timely  file a report  solely  due to  electronic  difficulties.
     Filers unable to submit a report within the time period  prescribed  due to difficulties  in  electronic  filing  should comply with either Rule 201 or
     Rule 202 of  Regulation  S-T or apply  for an  adjustment  in  filing  date pursuant to Rule 13(b) of Regulation S-T.
