Form 10KSB
period 1997-06-30
BIORELEASE CORP
filed 1997-11-07
CIK 797662

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

For the fiscal year ended June 30, 1997       Commission File No. 33-43976
               Delaware                                88-0218411
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                                BIORELEASE CORP.
            (Exact name of Registrant as specified in its charter)

               340 Granite Street, 2nd Floor, Manchester, NH 03102 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:         (603)641-8443

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,Class A
                         Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ]

                    Yes  __X__        No _____

The aggregate market value of the voting common stock held by non-affiliates (1) of the registrant based on the average of high bid ($.12) and low bid ($.06) prices of the Company's Common Stock, as of October 08, 1997, is approximately $611,376 based upon an average of $.10 multiplied by the number of shares of Registrant's Common Stock held by non-affiliates (6,113,757shares).

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 08, 1997 is 9,371,659 (which excludes 550,000 treasury shares).

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the 3 months preceding the filing of this Form 10-KSB were officers, directors and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  See Item 13.

Transitional Small Business Disclosure Format (check one):  Yes _____   No __X__

                                   BIORELEASE CORP.
                                      Form 10-KSB
                            Fiscal Year Ended June 30, 1997

                                   Table of Contents

      PART I
      Item 1. Business.                                                      1
           General                                                           1
           The Subsidiary (Biorelease Technologies, Inc.)                    2
           Description of the Subsidiary's Technologies                      2
           ErythrogenTM Cell Culture Product and Business Opportunity        4
           ErythrogenTM Manufacturing, Sales and Marketing                   4
           Competition                                                       5
           Research and Development Policy                                   5
           Patents and Proprietary Technology                                5
           Employees & Outside Consultants                                   6
      Item 2. Properties.                                                    7
      Item 3. Legal Proceedings.                                             7
      Item 4. Submission of Matters to a Vote of Security Holders.           7
      PART II
      Item 5. Market for Company's Common Equity and Related
              Stockholder Matters.                                           7
      Item 6. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                           8
         Results of Operations                                               8
         General                                                             8
         Year Ended June 30, 1997 compared to the Years Ended
         June 30, 1996 and 1995                                              9
         Liquidity and Capital Resources                                     9
         Dividend Policy                                                    10
         Effect of Inflation                                                10
         Litigation and Related Matters                                     10
      Item 7. Financial Statements.                                         10
      Item 8. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures.                           11
      PART III
      Item 9. Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a) of
              the Exchange Act.                                             12
           Compliance With Section 16(a) of The Securities
           Exchange Act of 1934                                             13
      Item 10. Executive Compensation.                                      13
      Item 11. Security Ownership of Certain Beneficial Owners
               and Management.                                              15
      Item 12. Certain Relationships and Related Transactions.              17
           The Reorganization                                               17
           The Company                                                      17
           The Subsidiary                                                   18
           The Selling Securityholders' Offering                            19
           The Exchange Offering                                            20
           Terminated Public Offering                                       20
      Item 13. Exhibits and Reports on Form 8-K.                            20
           Reports on Form 8-K                                              20
           Exhibits                                                         20
           Exhibits incorporated by reference                               20
      SIGNATURES                                                            22
      SUPPLEMENTAL INFORMATION AND EXHIBITS                                 23

PART I

Item 1.  Business.

General

      The Company, Biorelease Corp. ("BIO") including its biotechnology subsidiary, Biorelease Technologies, Inc. (the "Subsidiary"), is a development stage company. The Subsidiary holds technology and patents in the field of blood substitutes and sustained release drug delivery technology based on chondroitin sulfate. Dr. R. Bruce Reeves, formerly the Company's President and CEO, resigned effective October 4, 1996 as an officer and Director of the Company. Dr. Leon Gauci was named President of the Company's subsidiary on January 13, 1997 and served in that capacity until June 30, 1997. R T Robertson Consultants, Inc., a corporation wholly-owned by members of Dr. Reeves' family, entered into a consulting agreement with the Company's subsidiary to oversee the business activities of the Company's subsidiary through June 30, 1997. Currently both Dr. Reeves and Dr. Gauci are available to the Company on an informal consulting basis.

      The Subsidiary began its biotechnology activities in 1989 by acquiring the hemoglobin stabilization and processing technologies of Oxygenetics, an early stage California based company to allow Biorelease to become a participant in the $3 to $5 billion synthetic blood business. The Subsidiary's founders included Richard Schubert, the Company's present Chairman, then President of the American Red Cross, Dr. R. Bruce Reeves, its President and CEO until October 4, 1996 and Dr. Paul Maybury, a Director until September 30, 1997. The Subsidiary subsequently acquired sustained release drug delivery technology based on chondroitin sulfate in order to expand its business franchise into other therapeutic areas. Drug delivery has become one of the fastest growing areas in the pharmaceutical industry with companies increasingly turning to novel delivery systems to extend the patent life of existing drugs, increase product portfolios, enhance safety and efficacy, reduce unwanted side-effects, improve patient compliance and maintain product sales against competition. Products utilizing novel drug delivery technologies have already captured a significant share of several therapeutic markets and some systems may be able to provide new therapies by modifying the activity of existing compounds.

      The Company became listed on NASDAQ (Small cap) in 1992 following a business combination with the Subsidiary. The Company's stock was delisted in April, 1994 for failing to meet net asset requirements and its stock has since been trading on the OTC Electronic Bulletin Board. During the fourth quarter of this past fiscal year, NASDAQ changed the Company's trading symbol from BREL to BRLZ.

      The Company has invested approximately nine million dollars ($9 million) in the Subsidiary's technologies including support and administrative expenses. By mid 1994, following the delisting, it was clear that the Company's ability to raise capital was insufficient to allow it to become a self standing synthetic blood producer in light of the large costs necessary to bring such a product to market. For the past three fiscal years the Company has operated without employees, using consultants and research affiliations to conduct limited research on the Company's technologies.

      On October 8, 1996, the Company's Board of Directors announced it had executed a letter of intent for the proposed acquisition of TheraMed Partners, Inc. ("TheraMed"), a then recently formed, privately-held company focusing on acquiring and consolidating late-stage biotechnology companies and pharmaceutical synergistic technologies. The letter of intent provided the general terms and conditions of a proposed acquisition of TheraMed by the Company, whereby the management of TheraMed would receive a substantial interest in BIO. When taken together with shares held by existing management and directors of the Company, TheraMed stockholders and the Company's then existing management and directors together would hold a controlling interest in BIO following the acquisition. In February 1997, the Company terminated the Stock Purchase Agreement with TheraMed. Under the terms of the termination, the Company agreed to reimburse TheraMed for up to $27,500 advanced on behalf of the Company during the pendency of the acquisition.

      The Subsidiary recently received notice from Baxter Healthcare Corp. that effective January 1, 1998, Baxter would not renew its exclusive licensing rights to the Subsidiary's chondroitin sulfate technology for blood substitutes but rather convert to a non-exclusive basis for its license rights. In light of the loss of future Baxter exclusivity payments and the lack of working capital adequate to exploit the Subsidiary's technology, the Company expects to offer for sale either the entire Subsidiary subject to Subsidiary liabilities or to find a buyer for each of the separate technologies owned by the Subsidiary. There is no assurance that a suitable purchaser can be found. BIO will seek acquisition or reorganization candidates which can benefit from the Company's publicly traded status.

The Subsidiary (Biorelease Technologies, Inc.)

      Since acquisition by the Company in 1992, the Subsidiary has focused on development and promotion of its proprietary hemoglobin based cell-culture additive, ErythrogenTM, along with developing applications of its sustained release drug technology. During fiscal year 1993, the Subsidiary began to generate minimal revenues ($7,942) from the first sales of ErythrogenTM in non-FDA regulated applications. ErythrogenTM sales $21,705 and $26,265 during the years ended June 30, 1996 and 1997, respectively and $146,312 from inception to June 30, 1997. The Subsidiary received $81,519 in fiscal 1997 and $46,948 during the year ended June 30, 1996 for licensing revenues inclusive of patent cost reimbursement from Baxter Healthcare (see Next Paragraph) related to their use of chondroitin sulfate drug delivery for blood substitutes. The Subsidiary had $7,000 in revenues during fiscal 1996 from the leasing of its equipment. The Subsidiary's long-term intention, with assistance from one or more strategic partners in the pharmaceutical industry, is to develop and derive license revenues from human therapeutic products based upon applications of its technologies. At this time, the Subsidiary has no products approved by the FDA or in clinical trials and no assurance can be given as to if or when such approvals or trials will occur. Moreover, the Subsidiary does not intend to conduct large scale clinical trials or to develop a pharmaceutical marketing unit; rather, it plans to establish collaborations for these purposes with strategic partners that have sufficient expertise and resources.

      The Subsidiary has invested development resources into two core proprietary technologies: hemoglobin stabilization and sustained drug release technology based on chondroitin sulfate. The Subsidiary's cell culture additive, ErythrogenTM, uses hemoglobin stabilizing technology to produce a proprietary cell culture additive. The Subsidiary has discontinued direct promotion of ErythrogenTM to the research and laboratory markets because of the high cost of promotion. Instead, the Subsidiary is focusing on industrial applications. It has initiated application studies with a supplier of hollow core bioreactors to demonstrate the benefit of ErythrogenTM in the production of pharmaceuticals. From August, 1994 to June, 1995 the Subsidiary received financial support to demonstrate the benefit of its chondroitin sustained release technology as applied to a blood substitute product under development by a major multi-national pharmaceutical company, Baxter Healthcare (Baxter). As a result of this sponsored work, on April 30, 1996 Baxter entered into a licensing agreement with The Subsidiary whereby Baxter pays an escalating exclusivity payment to the Subsidiary quarterly plus a royalty on all applicable blood substitute sales for the period of the Subsidiary's patents in exchange for an exclusive license to use the chondroitin technology for blood substitute applications. The agreement calls for quarterly revenues to the Company through the calendar year 2001 with minimum annual revenues ranging from $80,000 in calendar year 1997 to $240,000 in 2001. Further the agreement calls for royalty payments derived from products that incorporate the Subsidiary's patented Chondroitin sulfate technology. This agreement could result in significant license royalties to the Subsidiary not earlier than the year 2000 provided Baxter incorporates this technology into its blood substitute products under clinical review in the U.S. and other countries. The Company was recently given notice that these exclusive licensing rights held by Baxter Healthcare would not be renewed after December 31, 1997, instead converting into a non-exclusive license resulting in cessation of future payments. Through June 30, 1997, the Company has received $317,225 of revenues under the agreement.

      Since closing its research facilities in June, 1995, the Subsidiary's primary research activities are being conducted at the University of New Hampshire ("UNH") pursuant to a research agreement. Research at UNH has focused on cell culture application development of ErythrogenTM. Continuation of the work earlier conducted for Baxter in the Subsidiary's facilities on chondroitin sulfate/blood substitutes is now being conducted by Baxter at their Round Lake, Illinois research facilities. With the pending conversion of the Baxter agreements from exclusive basis to non-exclusive basis and resultant loss of exclusivity payments therefrom, the Company expects to seek a buyer of either the Subsidiary or its respective technologies.



Description of the Subsidiary's Technologies

               THE SUBSIDIARY'S HEMOGLOBIN BLOOD GAS TECHNOLOGY

      The subsidiary holds an allowance for a European Patent for the medical use of nitric oxide and/or carbon monoxide complexed with any hemoglobin compound including hemoglobin based blood products being developed by others as blood substitutes. These blood gas compounds, long held to be both unstable and toxic to human cells, have been shown over the past several years by independent laboratories to exhibit significant medical and biologic benefit. In March of 1996, a discovery by Dr. Jonathan Stamler and associates at Duke University
Medical  Center,  published in the  publication  "NATURE",  validated  the basic premise of the subsidiary's patent. Stamler's research concluded that hemoglobin, the protein contained in red blood cells which delivers oxygen and exchanges carbon dioxide in all living tissue, also carries nitric oxide (and can carry carbon monoxide) in a beneficial and therapeutically significant manner. Currently, the Subsidiary does not possess the resources necessary to develop this technology on its own. It is the goal of the Subsidiary to either find a buyer for this technology or a company willing to provide the resources to further develop this technology.

            CHONDROITIN SULFATE SUSTAINED DRUG RELEASE TECHNOLOGY

      While the subsidiary was pursuing its own blood substitute product, it acquired an excellent sustained release drug delivery technology based on chondroitin sulfate, a naturally occurring compound found in the cartilage tissue of all cartilage containing animals (including humans). This technology, patented in the U.S. and abroad, has been applied by the subsidiary to a number of drugs and biological compounds with the effect of extending the drug's in vivo dwell time. This technology has received development support from Baxter Healthcare and resulted in an initial licensing agreement in April 1996 with Baxter for Baxter's blood substitute application, such recently revised to become non-exclusive. Chondroitin sulfate enjoys key advantages that differentiate it within the drug delivery marketplace. Unlike a number of competitive drug delivery technologies, chondroitin sulfate is naturally occurring in the body, is highly biocompatible and is readily available from a number of natural sources. The subsidiary has complexed chondroitin sulfate, derived from bovine sources, to various drugs and proteins. Commercial applications could enable the Subsidiary to participate, in collaboration with corporate partners, in a new generation of sustained-release drug delivery applications for the pharmaceutical industry with emphasis on large dose and chronically used drugs, actively competing in a drug delivery market that is currently estimated at tens of billions of dollars. Because of the limited working capital position of the Company, the Subsidiary will seek either a buyer for this technology or find a partner willing to provide the resources to develop this technology further.

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

      Chondroitin sulfate is a naturally occurring biopolymer found in the connective tissues of mammals and other cartilage containing creatures. It is a biodegradable and biocompatible substance. Accordingly, management believes that chemically linking chondroitin sulfate to a variety of peptides, proteins, hormones and enzymes is not expected to produce toxic effects if used therapeutically in humans and animals. Based upon the Subsidiary's patents and other published studies, management believes that chondroitin sulfate can be used as a sustained release drug system. The active drug would be chemically linked to chondroitin sulfate. The chondroitin sulfate would act as a carrier, protecting the drug for a prolonged period, allowing lower but sustained levels of drug in the body. During the normal metabolic process the complex, over time, would be slowly broken by physiological action, thereby releasing optimal doses for a prolonged period. The sustained release system may allow for the use of lower doses, potentially reducing the incidence of toxic side effects.

      Potential therapeutic applications of such a sustained release drug system would include drugs not suitable for mechanical systems (e.g., encapsulation) and drugs that currently are delivered by mechanical systems that produce patient discomfort (e.g., by injection). Potential drugs to be linked to chondroitin sulfate include antibiotics, biopharmaceutical products and anti-cancer drugs, and topical formulations using chondroitin sulfate-bound drugs. No assurance can be given that the Subsidiary will be able to enter into a sale or collaborations or, if such an arrangement is entered into, that the preclinical data generated will result in further collaboration or a licensing opportunity.

ErythrogenTM Cell Culture Product and Business Opportunity

      The Subsidiary's focus, in the non-regulated biologics industry, has been to develop a cell culture product by creating an additive based on its blood gas technology for the cell culture additive market. Cell culture is the process by which living cells (bacterial, plant, yeast, insect, mammalian) are propagated in a controlled environment (medium). Cell culture is maintained at the proper bath temperature and supplemented with nutrients and salts, and is utilized by the pharmaceutical and biotechnology industries to generate recombinant products. Agents that enhance the efficiency and productivity of cell culture can be developed for markets that are both sizable and independent of FDA clinical trials. Fetal bovine serum (FBS), the serum component of blood obtained from calf fetuses, is the cell culture additive used most commonly (represents approximately 50% of the additive market) to provide nutrition and enhance the growth of cells. Cells grown in culture can be used to produce biological materials including antibiotics, antibodies, biopesticides, and genetically-engineered proteins and viruses.

      In academic and industrial laboratories, cells are propagated in vessels ranging from plastic flasks to large stainless steel bioreactors. Cells can be maintained more easily in flasks in research laboratories. Scale-up of cell cultures into large volume spinner/shaker flasks and bioreactors has encountered difficulty in supplying oxygen uniformly to high-density cell cultures. No method has been wholly satisfactory in addressing this problem. Biorelease has developed a purified, stabilized tetrameric hemoglobin that utilizes hemoglobin's oxygen carrying capability to increase the oxygen delivery to cells contained in the media. ErythrogenTM enhances the growth of cultured cells, especially those of high-density cultures and reduces the amount of nutrients that must be added. Most importantly, ErythrogenTM significantly increases protein expression and production.

      In July, 1994, at the XI Congress of International Society for Artificial Cells, Blood Substitutes and Immobilization Biotechnology, Dr. Tony Goffe, now a consultant to the Subsidiary, then with Unisyn Technologies Corporation, a supplier of bioreactor equipment and media products to the cell culture industry, reported results showing ErythrogenTM's efficacy in mammalian cell types (3C11 Hybridoma and 1581 Monoclonal antibodies). In this significant study, Unisyn reported ErythrogenTM increased protein production for both monoclonal antibodies and hybridoma cells in their hollow core bioreactors by a factor of 80% compared to control media without ErythrogenTM added. Further, Unisyn compared ErythrogenTM to other oxygen carriers, including perfluorocarbons and blood substitutes. ErythrogenTM showed substantially higher activity than any other carrier studied. In the Company's fiscal year ended June 30, 1996, under a cooperative research grant from the State of New Hampshire, researchers confirmed broad stimulative effect on a variety of mammalian cell lines including normal human epidermal keratinocytes (NHEK), the cells which make up skin tissue. In addition to the possible use in cosmetics, this research may lead to products for wound healing and burns (see previous discussion relating to blood gas technology).

      The Subsidiary introduced its first cell culture additive, ErythrogenTM, in late 1993. ErythrogenTM has been sold to a number of research laboratories, including the NIH, as well as to a number of biotechnology and pharmaceutical companies for incorporation into their experimental cell culture media. In 1995 the subsidiary received an initial order for ErythrogenTM from Sigma for incorporation into their tissue culture research catalogue. The subsidiary continues to develop new applications data under an ongoing University of New Hampshire cooperative research grant and expects to publish some of this data.

      The subsidiary commenced small-user sales of ErythrogenTM in the research market several years ago. Revenues from research sales of ErythrogenTM for the past several fiscal years have been modest ($141,790 to date). This product and business activity has not been a major focus for the Subsidiary.

ErythrogenTM Manufacturing, Sales and Marketing

      The Subsidiary engaged a small unaffiliated manufacturer of biological products to perform specific manufacturing and product development activities for the Subsidiary. Manufacturing and product development was conducted pursuant to periodic work orders. The Subsidiary owns the primary equipment used to manufacture ErythrogenTM. This manufacturer has not manufactured ErythrogenTM for the Subsidiary for several years because the Subsidiary currently has a sufficient inventory of ErythrogenTM. Based upon the Subsidiary's experience to date, management believes that the manufacturer has the ability to manufacture ErythrogenTM within the product specifications established for the utilization of ErythrogenTM as a cell culture additive. Since June 1995, the Subsidiary has employed no sales or marketing staff.

Competition

      (a) ErythrogenTM Initial testing indicates that ErythrogenTM increases cell densities and reduces cell doubling time and increases protein production when added to insect and mammalian cell culture media. Management believes that these results stem, in part, from ErythrogenTM 's ability to increase the amount of available oxygen for cell utilization and, possibly, decrease the level needed of certain additives such as FBS. ErythrogenTM technically does not compete with FBS because it is a supplement to and not a replacement for FBS. The Subsidiary knows of no other commercially available cell culture additives that provide oxygenation to culture media; however, a number of biotech companies have the capability to produce similar products. Management believes that, the Subsidiary's patent position for hemoglobin stabilization will limit the degree to which these companies could sell similar products will be limited. The Subsidiary has received notice of allowance from the European Patent Office of foreign allowance. With any culture media supplement, broad customer acceptance will be a factor of the number of cell lines enhanced by the substance, the product's shelf life and cost, and its biological activity or other such features as might affect or characterize its performance. The
Subsidiary generally will compete with manufacturers and suppliers of cell culture media supplements, and there continue to be other products in development which may compete directly with those of the Subsidiary. Most of the Subsidiary's competitors have greater financial and personnel resources than the Subsidiary. In the event that a competitor produces a comparable product, no assurance can be given that the Subsidiary will be able to successfully compete.

Research and Development Policy

      Ongoing Research and Development is important to the Subsidiary's ability to provide marketable technology that keep pace with the rapid technological change associated with the biotechnology and pharmaceutical industries. The Subsidiary is committed to continuing collaborative research to extend the existing uses of ErythrogenTM and to develop other cell culture uses related to the hemoglobin stabilization technology. During the fiscal years ended June 30, 1995 and 1994, the Subsidiary spent $230,444 and $654,019 and, respectively, on research and development on its hemoglobin and chondroitin technologies. The research at University of New Hampshire was the only work undertaken during the past two fiscal years (1996 and 1997). From October 1989 to June 30, 1996, the Subsidiary spent $2,558,041 on research and development (not including $690,000 to purchase these two technologies).

      Pursuant to an agreement with the University of New Hampshire, UNH is conducting research on the application development of ErythrogenTM for mammalian cells. Pursuant to the UNH Cooperative Agreement which commenced December 19, 1994 and runs through December 31, 1997, the Subsidiary contributed $175,000 of "in kind" matching expenditures plus contributing $34,000 of equipment to UNH for research under this UNH Cooperative Agreement, which funding was contributed by the state of New Hampshire to a level of $50,000. There can be no assurance that the agreement will extend beyond December 31, 1997.

      Until June, 1995, the Subsidiary had been utilizing its own in-house laboratory at its former facilities. However, as a part of the Subsidiary's 1995 reorganization and downsizing, this laboratory facility was closed and laboratory employees terminated. See "Item 2. Properties" and "Item 3. Legal Proceedings." All work both in development of application data for ErythrogenTM is now being conducted under the UNH Cooperative Agreement. The Subsidiary cannot assure it can fund this program on a sustained basis without additional capital or support from a collaborator. Chondroitin sulfate technology will be promoted as a novel sustained release drug licensing opportunity.

Patents and Proprietary Technology

      The Company's success will depend, in part, on its ability to obtain, maintain and defend patents, protect trade secrets and operate without infringing the patent rights of others both in the United States and in other countries. The Subsidiary holds United States patents for "Stabilization of Proteins and Peptides By Chemical Binding with Chondroitin" (1986) and "Chondroitin Drug Complexes" (1984), a Canadian patent for "Method for Protein Stabilization" (utilizing Chondroitin) (1991) and a European allowance related to its hemoglobin technology for "Continuous Processes for Modifying Biologically Active Materials and the Products Therefrom" (1992). The Subsidiary received notice of allowance in 1996 from the European Patent Office (EPO) for European applications of a patent for its hemoglobin stabilization blood gas technology used in producing ErythrogenTM and possible therapeutic applications. (See the discussion of Blood Gas Technology.) Subject to available working capital, the Subsidiary has proceeded to develop patent coverage in several European countries under this approval. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office. No consistent policy has emerged regarding the breadth of claims covered in biotechnology patents. The patent protection for chondroitin stabilization extends through 2003 in the U.S. There can be no assurance that any issued patents will provide the Company with competitive advantages or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's proposed products or, will not design around Company patents. The prosecution or defense of patent infringement litigation, if required, could involve the commitment of substantial management time and financial resources of the Company. The loss or challenge of any of the Company's patents may have a material adverse effect on the Company's current and proposed operations. Also the Company's working capital deficiency could impact the Company's ability to pursue and maintain its patents.

Employees & Outside Consultants

     From August 1994 until March 31, 1996, the Company had one full-time employee, Dr. R. Bruce Reeves, the Company's President (see Part iii, item 10 and 11). Effective April 1, 1996 the Board of Directors retained R T Robertson Consultants, Inc. as consultants to the Company which includes the services of Dr. Reeves. Dr. Reeves continued to serve through October 4, 1996 as a Director and President of the Company. R T Robertson Consultants, Inc. agreed to consult for the Subsidiary for up to six months through June 1997. The Company engages certain other consultants on a part-time and/or as needed basis. During this past year, the Company engaged as technical consultants on a regular basis: Dr. Victor Chan, formerly a senior manager employed by the Company who coordinates technical activities, Dr. Hiroshi Mizukami who consults in the area of hemoglobin research, and Dr. Tony Goffe who consults in the area of ErythrogenTM applications and continuing cell culture development. Dr. Leon Gauci served as President of the Subsidiary from January, 1997 through June 30, 1997. Both Dr. Reeves and Dr. Gauci are available to the Company on an as needed basis. Due to the Company's current financial position and lack of significant revenues, the Company expects to continue this mode of operation for the near future.

      The Company has always utilized scientific advisors and technical consultants with recognized expertise in areas relevant to the development of the Company's technologies and proposed products. From time to time, the Company consults with other outside advisors individually on issues of research, development and planning. The Company has separate arrangements with each outside consultant. Generally, outside consultants are given stock options and consulting fees and are reimbursed for accountable expenses. During the years ended June 30, 1997, 1996 and 1995, the Company paid $48,088, $4,650, and
$3,100, in accountable expenses to Technical Consultants and Scientific Advisors. As of the date hereof, past and current Scientific Advisors and Technical Consultants own an aggregate of 56,984 Shares of the Company's Common Stock, 670,000 options to purchase a like number of shares at prices ranging from $.07 to $6.00 per Share. All Outside Consultants are employed by employers other than the Company and may have commitments to or consulting or advisory arrangements with other entities that may limit their availability to the Company. Some of these entities may also be competitors of the Company. Where a conflict of interest arises, while the conflict may not be resolved to the benefit of the Company, each consultant or advisor has agreed not to divulge any information that is proprietary to the Company. Although Consultants may devote substantial time and effort on behalf of the Company, no individual is expected to devote more than a small amount of time to the Company's business.

      Information relating to Scientific Consultants follows:

      HIROSHI MIZUKAMI, Ph.D., has been a Professor of Biological Sciences at Wayne State University in Detroit, Michigan since 1974. He holds a Ph.D. in Biophysics from the University of Illinois. Dr. Mizukami consults with the Company on researching the properties of hemoglobin and chondroitin sulfate analogues.

      VICTOR T. CHAN, Ph.D., serves the Company as a Consultant. Dr. Chan joined the Company in March, 1993 and served on a full time basis as Director of Analytical Chemistry and through September, 1994 as Director of Laboratory Operations. Effective October, 1994 Dr. Chan became a part time consultant to the Company. Dr. Chan was with Ares Serono Group for five years and was instrumental in setting up their protein chemistry group to provide analytical support for process development activities and pilot production. Dr. Chan has experience in both new product discovery and structure-function determination of recombinant proteins and naturally derived products. Dr. Chan received his Ph.D. from MIT in 1986 and later served as a post doctoral fellow at Dana Farber Institute (Harvard Medical School).

      RANDAL (TONY) GOFFE, Ph.D., consults in the area of Erythrogen TM research and development. Dr. Goffe was a co-founder of CellPro (Bothell, Washington) and more recently served as V.P. and Chief Technical Officer for Unisyn Technologies (Milford, Mass.). Currently Dr, Goffe is President and Founder of Genespan Corporation (Bothell, Washington). Dr Goffe is the holder of 11 issued patents and has authored over 35 scientific papers. Dr Goffe received a BS degree from University of London in 1974 and received his Ph.D. from The City University, London, UK in 1978.

      LEON GAUCI, M.D., served as President of the Subsidiary from January, 1997 until June 30, 1997. Dr. Gauci is now available to the Company, as a Consultant, on an as needed basis. Dr Gauci received his M.D. from the University of London in 1972 and has spent over 25 years in the healthcare field, both as a physician and in senior level pharmaceutical research including assignments with Schering Plough Corporation, Hoffman-La Roche Inc.
and Cortecs International.

Item 2.  Properties.

      The Company entered into a lease agreement, on June 21, 1995, for its principal offices in Bedford, N.H. The lease calls for monthly rent of $295, plus utilities and a prorata share of taxes and common area maintenance fees. The current lease expires in July, 1998. Since October 20, 1997 the principal offices are located at 340 Granite Street, 2nd floor, Manchester, N.H. 03102,
(603) 641-8443. This location, in an in-town multi-tenant office building, allows R T Robertson Consultants, Inc. to provide on a contract basis the administrative functions of the Company and the Subsidiary and technical support and shipping for the ErythrogenTM product line. R T Robertson Consultants, Inc. took over the responsibility for payment of this lease until it vacated the premises on October 20. The Company has no laboratory facilities at present, instead utilizing facilities at the University of New Hampshire, located about 40 minutes from the Company's offices. The Company expects to reimburse Robertson for an allocated portion of the facilities used. The Company relocated from its former facilities at 8A Industrial Way, Salem, New Hampshire 03079 in June of 1995 (see "Item 3.
Legal Proceedings").

Item 3.  Legal Proceedings.

      Except as set forth below, the Company is not presently a party to any material litigation.

      On May 17, 1994, Mr. Lofink, a shareholder and former employee of the Subsidiary, filed a law suit in Superior Court in California to recover certain, then remaining, sums due (approximately $40,000), relating to his former employment. In April, 1995 the Company entered into a court approved settlement with Mr. Lofink in the amount of $43,475 calling for payment of $5,000 upon signing and $1,000 monthly until December, 1996 when any remaining balance was to become due. This agreement was further amended in fiscal 1996 to provide for an extension in the due date to December, 1997 by the Subsidiary continuing to pay $1,000 monthly through this extended period. The Company retains the right to repay any open balance by tendering its stock of equal value. All payments have been made as called for under this settlement. This settlement is reflected in the current financial statement (see Item 7 - Notes to Financial Statements).

Item 4.  Submission of Matters to a Vote of Security Holders.

       During the past three fiscal years no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

      (a) Market Information -- The principal U.S. market in which the Company's common shares are traded (all of which are of one class, $.01 par value Common Stock) is the Over-the-Counter market. In August 1986, the Company completed its initial public offering. In April 1991, the Company issued 450,000 Class A Common Stock Purchase Warrants, 400,000 of which have been exercised. The Class A Warrants were exercisable at $1.375 per Share and expired July 5, 1995. The Common Stock was listed for trading on the National Association of Securities

Dealers Automated Quotation System ("NASDAQ") under the symbol "BREL" until April 27, 1994 (excluding from February 28, 1994 through March 17, 1994), at which time it was delisted. The Company's common Stock is traded in the Over-the-Counter market and is listed on the OTC Bulletin Board. In July 1997 NASDAQ assigned the Company a new symbol "BRLZ". On October 8, 1997, the average between the high and low reported bid price of the Common Stock on the OTC Bulletin Board was $.10 per Share. The following table sets forth the range of quoted high and low bid prices of the Company's Common Stock on a quarterly basis for the fiscal years ended June 30, 1997 and 1996, as reported by the National Quotation Bureau. These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's Class A Warrants expired on July 5, 1995.

                            Bid Price                                Bid Price
Fiscal 1997                Low    High   Fiscal 1996                Low    High
-----------                ---    ----   -----------                ---    ----
First Quarter,                           First Quarter
Ended September 30, 1996   $.125  $.16   Ended September 30, 1995   $.08   $.125

Second Quarter,                          Second Quarter
Ended December 31, 1996    $.08   $.14   Ended December 31, 1995    $.02   $.13

Third Quarter                            Third Quarter
Ended March 31, 1997       $.09   $.09   Ended September 30, 1995   $.08   $.125

Fourth Quarter                           Fourth Quarter
Ended June 30, 1997        $.13   $.13   Ended June 30, 1996        $.13   $.297

      (b) Holders -- The number of record holders of the Company's Common Stock as of June 30, 1997 was 1,710 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding was 9,371,659 shares which excludes 550,000 shares held in treasury as of June 30, 1997.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

General

      In April, 1994, following a failed financing and delisting by NASDAQ for failure to maintain required asset levels, the Company experienced a severe cash flow shortage and had to severely curtail its funding of the Subsidiary as such resources were being used to fund research on the Subsidiary's technologies. In May, 1994 the Company terminated substantially all remaining laboratory personnel, professional staff and administrative personnel except for Dr. Chan and Dr. Reeves. Since that time, the Company and the Subsidiary has focused only on ErythrogenTM sales activities and confidential research related to chondroitin sulfate sustained release sponsored in part by Baxter Healthcare.

      In June, 1995, because of continuing cash flow shortages and defaults under the Subsidiary's facility lease and equipment lease, all laboratory operations of the Subsidiary were terminated and the remaining Subsidiary staff were laid off. Late in June 1995 the Company moved to its current facility in Bedford, N.H. As a part of this consolidation, the Subsidiary sold all non-essential equipment, destroyed all non-essential inventory of ErythrogenTM and settled its outstanding lease obligations with both its equipment and facilities lessors. The Subsidiary also reached settlement with a number of the Subsidiary's creditors by issuing stock in the Company in exchange for creditor

--------------------------------------------------------------------------------

1 The primary focus of the following discussion is on the business of BIORELEASE Technologies, Inc. (the "Subsidiary"), as the Company, prior to its acquisition of the Subsidiary, had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the acquisition of the Subsidiary by the Company.

releases (see Financial Statements at Note 6). Currently, the Subsidiary continues to maintain inventory of ErythrogenTM, its cell culture additive product, in order to provide for supply of the product to existing and new customers.

      Other than possible licensing opportunities,therapeutic products which may be derived from the Subsidiary's technologies are years away from market introduction and will require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval and additional resources the Subsidiary presently does not possess. See "Item 1. Business."

      Sales from ErythrogenTM for the year ended June 30, 1997, 1996, and 1995, were $26,265, $21,705, and $39,781. During year end June 30, 1995 the Subsidiary ceased promoting direct sales to research and laboratory markets because of the extremely high promotion costs necessary to access these markets. Instead, the Subsidiary has focused on supplying a single industrial client which incorporates ErythrogenTM in a proprietary media.

      In 1995, the Subsidiary, obtained its first significant sponsored research revenues. These revenues, amounting to $81,519 in 1997, $46,948 in 1996 and $180,000 of the $213,117 sponsored revenues in 1995 were received from Baxter in support of technology development of chondroitin sulfate sustained delivery technology. In 1995 $33,117 was part of the State of New Hampshire grant which continues through December, 1997 unless further extended. Chondroitin sulfate sales to Baxter were $0 for 1997 and $4,522 for 1996. Total revenues were $107,784 for the year ended June 30, 1997 compared to $75,653 and $257,420 for 1996 and 1995, respectively. Because of the closing of the Subsidiary's laboratory facilities, it is unlikely sponsored research will continue at this level until the Subsidiary re-establishes new laboratory facilities, if ever. Following its restructuring and consolidation, the Subsidiary has and will continue to focus on industrial ErythrogenTM sales and continue to pursue licensing and/or sale of its chondroitin sulfate therapeutic sustained release drug technology. The Company expects to seek a buyer of either the Subsidiary or it's respective technologies.

Year Ended June 30,  1997  compared  to the Years  Ended June 30, 1996 and 1995

      For the year ended June 30, 1997, the Company, including the Subsidiary had revenues of $109,284 cost of revenues of $7,998 general and administrative operational costs of $168,765, interest expense of $6,909, $43,511 of costs related to a terminated public offering, income recognized on settlement of liabilities of $13,096 and $0 income taxes resulting in a net loss of $104,803 as compared to the year ended June 30, 1996, in which the Company, including the Subsidiary, had revenues of $75,653, cost of revenues of $3,103, no expenses of its Cell Culture Operations, no research and development costs, general and administrative operational costs of $318,168, interest expense of $6,531, litigation costs of $6,951, no costs related to public offerings, no option compensation expense, a loss of $1,600 from the sale of equipment, income of $29,366 from the settlement of liabilities, a realized loss for decline in value of investment of $179,999 and $0 income taxes resulting in a net loss of $411,333. In the year ended June 30, 1995, the Company had sales of $257,420, cost of sales of $4,706, interest income of $1,449, selling expenses of $5,981, research and development costs of $230,444, general and administrative expenses of $318,423, litigation expense of $35,434, gain on sale of assets of $64,216, decline in investments of $945,000, $251,134 income recognized on settlement of liabilities, other non-reoccurring costs of $45,763, an income tax of $463,440. This resulted in a net loss of $1,474,972 for the year ended June 30, 1995. The decrease in loss compared to both of the previous two fiscal year's loss resulted primarily from the reorganization of cell culture operations, the reduction of research expense resulting from the reduced laboratory operations, reduced general and administrative expenses and decrease in loss for decline in value of investment. This difference is especially apparent when the Loss from Operations is compared, namely $67,479 for 1997 verses $245,620 and 302,134 for the two previous years.

      Other non-operational expenses have decreased in the aggregate to $37,324 in 1997 as compared to $165,715 and $709,398 in 1996 and 1995 respectively. This decrease is primarily attributed to the reduced realized loss for decline in value of the Genesis investment.

Liquidity and Capital Resources

      From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common Stock and Stock in the Subsidiary. Since the Reorganization, the primary source of capital has been the Company's funds.

      At June 30, 1997, the Company had negative working capital of $295,150 as compared with the Company's negative working capital of $218,737 at June 30, 1996 and negative working capital of $201,448 at June 30, 1995. The change in the Company's working capital between June 30, 1997, June 30, 1996 and June 30, 1995 is attributable to operating expenses in excess of revenues and the realized loss for decline in value of its investment in Genesis which was $0 in 1997, $180,000 in 1996 and $945,000 in 1995.

      During fiscal years 1997 and 1996, the Company benefited from the exclusive licensing agreement relating to sponsored research revenues from the Company's sustained release technology from Baxter Healthcare. The Company is actively seeking a buyer for the Subsidiary's technologies and is actively seeking candidate companies which could benefit from the Company's publicly traded status and possible reorganization. The Company can give no assurance that these activities will be successful.

      The drastic restructuring of its operations during the past three fiscal years, has allowed the Company to operate at significantly lower expense levels than those of the previous years. However, revenues from ErythrogenTM, while exceeding its direct costs for the last three fiscal years, will not be sufficient for an indefinite period to carry all other expenses not relating to ErythrogenTM, especially considering the conversion by Baxter from an exclusive to a non-exclusive license arrangement and loss of resulting exclusivity payments.

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

                                     INDEX                   Page Number
INDEPENDENT AUDITORS' REPORT                                         F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
June 30, 1997 and 1996                                               F-2

Consolidated  Statements of  Operations
Three years ended June 30, 1997, and for the cumulative
period from inception to June 30, 1997                               F-3

Consolidated Statements of Stockholders'
Equity (Deficit) for the cumulative  period from
inception to June 30, 1997                                           F-4

Consolidated Statements of Cash Flows
Three years ended June 30,  1997 and for the cumulative
period from inception to June 30, 1997                               F-5

Notes to Consolidated Financial Statements                           F-6

      Consolidating schedules of the Company and its Subsidiary are included in the notes as other supplemental information. All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

                        BIORELEASE CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997

                       With Independent Auditor's Report

BERRY, DUNN, McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS
--------------------------------------------------------------------------------

                            INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Biorelease Corp.

We have audited the accompanying consolidated balance sheets of Biorelease Corp. and Subsidiary (a development stage enterprise) as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biorelease Corp. and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

The consolidated financial statements of Biorelease Corp. and Subsidiary for the period from inception to June 30, 1997 have been audited by us and other auditors. Those reports expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.


/s/Berry, Dunn, McNeil & Parker

Manchester, New Hampshire
October 16, 1997

                  BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                          (A Development Stage Enterprise)
                            Consolidated Balance Sheets

                               June 30, 1997 and 1996

                                       ASSETS

                                                           1997      1996
                                                        -------   -------
Current assets
Cash                                                    $ 15,277  $  1,200
Accounts receivable - trade                                8,099       563
                    - other                                  195       -
Inventory                                                 19,681    27,679
Prepaid expenses and other current assets                    180     1,679
                                                          ------    ------
      Total current assets                                43,432    31,121
                                                          ------    ------

Equipment, net                                            18,987    30,040
                                                          ------    ------

Other assets
Intangible assets, net                                    32,347    38,947
Other                                                        699       699
                                                          ------    ------
      Total other assets                                  33,046    39,646
                                                          ------    ------








      Total assets                                      $  95,465 $ 100,807
                                                           ------   -------

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                       1997         1996
                                                                                       ----         ----
Current liabilities
  Accounts payable                                                                 $   116,397 $    90,637
  Accrued expenses                                                                     141,243      70,642
  Current portion of notes payable - stockholders                                       58,575      85,530
  Other current liabilities                                                              2,367       3,049
  Deferred income                                                                       20,000          -
                                                                                    ----------  ----------
     Total current liabilities                                                         338,582     249,858
                                                                                    ----------  ----------

Notes payable - long-term portion
Stockholders                                                                            14,955          -
Other                                                                                   16,000      16,000
                                                                                    ----------  ----------
     Total notes payable - long-term portion                                            30,955      16,000
                                                                                    ----------  ----------

Other liabilities - related party                                                       87,734      87,734
                                                                                    ----------  ----------

     Total liabilities                                                                 457,271     353,592
                                                                                    ----------  ----------

Commitments and contingencies (Note 5)

Stockholders' deficit
  Common stock of $.01 par value;  50,000,000  shares  authorized,
   9,921,659  and 9,880,354 shares issued and 9,371,659 and
   9,430,354 shares outstanding as of June 30, 1997 and 1996,
   respectively                                                                         99,216      98,803
  Additional paid-in capital                                                         9,110,298   9,113,927
  Development stage accumulated deficit                                             (9,515,820) (9,411,015)
  Stock subscriptions receivable                                                       (50,000)    (50,000)
                                                                                    ----------  ----------
                                                                                      (356,306)   (248,285)
  Less cost (at par) of 550,000 and 450,000 shares of treasury
   stock as of June 30, 1997 and 1996, respectively                                      5,500       4,500
                                                                                    ----------  ----------
     Total stockholders' deficit                                                      (361,806)   (252,785)
                                                                                    ----------  ----------

     Total liabilities and stockholders' deficit                                   $    95,465 $   100,807
                                                                                    ==========  ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                                   F-2 cont.

                  BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                          (A Development Stage Enterprise)

                        Consolidated Statements of Operations

                       Years Ended June 30, 1997 and 1996 and

                the Cumulative Period from Inception to June 30, 1997

                                                                    For the Year Ended June 30,       Period From
                                                                    --------------------------        Inception to
                                                                        1997        1996              June 30, 1997
                                                                        ----        ----              -------------
Revenues
  Sales                                                              $  26,266   $  21,705         $  146,313
  Sponsored research                                                    81,518      46,948            308,466
  Grant revenues                                                           -           -               33,117
  Rental income                                                          1,500       7,000              8,500
                                                                    ----------  ----------         ----------
     Total revenues                                                    109,284      75,653            496,396
Cost of revenues                                                         7,999       3,103             23,296
                                                                    ----------  ----------         ----------
     Gross profit                                                      101,285      72,550            473,100
                                                                    ----------  ----------         ----------

Costs and expenses
  Research and development                                                 -           -            2,558,041
  Purchased technology                                                     -           -              690,000
  General and administrative                                           168,765     318,170          4,204,397
  Cell culture operations                                                  -           -              601,116
                                                                    ----------  ----------         ----------
                                                                       168,765     318,170          8,053,554
                                                                    ----------  ----------         ----------

     Loss from operations                                              (67,480)   (245,620)        (7,580,454)
                                                                    ----------  ----------         ----------

Other income (expense)
  Interest, net                                                         (6,909)     (6,530)            80,442
  Litigation costs                                                         -        (6,951)           (99,242)
  Offering costs                                                       (43,512)        -             (334,946)
  Option compensation                                                      -           -             (219,375)
  Other                                                                    -           -              (23,034)
  Accelerated lease commitment cost                                        -           -             (315,000)
  Recognized loss for decline in value of investment                       -      (180,000)        (1,500,000)
  Gain on sale of equipment                                                -        (1,600)            62,616
  Income recognized on settlements                                      13,096      29,366            293,606
                                                                    ----------  ----------         ----------
     Other expense, net                                                (37,325)   (165,715)        (2,054,933)
                                                                    ----------  -----------        ----------

     Loss before provision for income taxes and cumulative
       effect of change in accounting principle                       (104,805)   (411,335)        (9,635,387)

Provision for income taxes                                                 -           -              343,873
                                                                    ----------  ----------         ----------
     Loss before cumulative effect of change in accounting principle  (104,805)   (411,335)        (9,979,260)

Cumulative effect of change in accounting principle                        -           -              463,440
                                                                    ----------  -----------        ----------

Net loss                                                            $ (104,805)   (411,335)      $ (9,515,820)
                                                                    ==========  ==========   =     ==========

Weighted average shares                                              9,388,325   9,001,271          5,575,916
                                                                     =========  ==========         ==========

Loss per share                                                      $    (0.01)      (0.$5)             (1.71)
                                                                     =========  ==========         ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

            Consolidated Statements of Stockholders' Equity (Deficit)

                       Years Ended June 30, 1997 and 1996


                                              Common Stock    Common Stock
                                              ------------      Warrants              Development                         Total
                                            Number             Outstanding  Additional   Stage        Stock            Stockholders'
                                              of      Capital  -----------   Paid-in  Accumulated  Subscription Treasury  Equity
                                            Shares    Amount  Units  Amount  Capital    Deficit     Receivable   Stock   (Deficit)
                                            ------    ------  -----  ------  -------    -------     ----------   -----   ---------

Balance, June 30, 1995                   13,512,263 $135,123  50,000  $50  $9,009,614 $(8,999,680)  $(50,000)  $(45,500) $  49,607
  Cancellation of shares issue           (4,100,000) (41,000)    -      -       -           -            -       41,000        -
  Expiration of warrants                      -          -   (50,000) (50)         50       -            -          -          -
  Issuance of common stock for
    Services                                160,000    1,600     -      -       7,400       -            -          -        9,000
    Settlement of liabilities               308,091    3,080     -      -      44,563       -            -          -       47,643
  Options granted in exchange for services    -          -       -      -      52,300       -            -          -       52,300
  Net loss                                    -          -       -      -       -        (411,335)       -          -     (411,335)
                                          ---------   ------ -------- ----  ---------  -----------   --------    -------  ---------
Balance, June 30, 1996                    9,880,354   98,803     -      -   9,113,927  (9,411,015)   (50,000)    (4,500)  (252,785)
  Issuance of common stock for
    Settlement of liabilities                41,305      413     -      -       5,371       -            -          -        5,784
  Acquisition of treasury stock               -          -       -      -      (9,000)      -            -       (1,000)   (10,000)
  Net loss                                    -          -       -      -       -        (104,805)       -          -     (104,805)
                                          ---------   ------ -------- ----  ---------  -----------   --------    -------  ---------

Balance, June 30, 1997                  $ 9,921,659 $ 99,216     -    $ -   9,110,298  (9,515,820)   (50,00$)    (5,500)  (361,806)
                                          =========   ====== ======== ====  =========  ===========   ========    =======  =========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                  BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                          (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                       Years Ended June 30, 1997 and 1996

              the Cumulative Period From Inception to June 30, 1997

                                                                                                      Period From
                                                                  For the Year Ended June 30,         Inception to
                                                                        1997         1996            June 30, 1997
                                                                        ----         ----            -------------
Cash flows from operating activities
  Net loss                                                           $ (104,805)  $ (411,335)         (9,515,820)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities
     Depreciation and amortization                                       26,586       27,051             236,016
     Cumulative effect of change in accounting principle                    -            -              (463,440)
     Recognized loss on investment                                          -        180,000           1,500,000
     (Gain) loss on sale of assets                                          -          1,600             (38,704)
     Loss on extinguishment of debt                                         -            -                42,000
     Common stock issued in exchange for
       Purchased technology                                                 -            -               605,000
       Services rendered                                                  5,784       10,213              95,012
     Common stock options issued in exchange for services rendered          -         52,300              52,300
     Amortization of unearned compensation                                  -            -               140,625
     Repricing of A warrants                                                -            -                78,750
     (Increase) decrease in
       Accounts receivable                                               (7,536)      35,168              (8,099)
       Inventory                                                          7,998        3,073             (19,681)
       Prepaid expenses and other current assets                          1,499         (413)                180
       Other receivables                                                   (195)         -                  (195)
       Other assets                                                         -            -                  (699)
       Deferred tax assets                                                  -            401             463,440
     Increase (decrease) in
       Accounts payable                                                  25,760       (5,353)            187,348
       Accrued expenses                                                  70,601      (81,519)            148,711
       Other current liabilities                                           (682)         -                  (682)
       Deferred income                                                   20,000          -                20,000
       Other liabilities                                                    -         87,734              90,783
                                                                        -------     --------          ----------
          Net cash provided (used) by operating activities               45,010     (101,080)         (6,387,155)
                                                                        -------     --------          ----------

Cash flows from investing activities
  Purchase of collateralized mortgage obligation                            -            -            (1,000,000)
  Proceeds from collateralized mortgage obligation                          -            -             1,000,000
  Purchase of fixed assets                                                  -         (2,970)           (333,187)
  Purchase of intangible assets                                          (8,933)     (14,246)           (105,205)
  Proceeds from sale of assets                                              -         189,742
                                                                         -------     --------         -----------
          Net cash used by investing activities                          (8,933)      (17,216)          (248,650)
                                                                         -------     --------         -----------

Cash flows from financing activities
  Advance from and amounts due to stockholders                              -            -               594,385
  Repayment of advances                                                     -            -              (159,975)
  Notes payable                                                         (12,000)      (9,045)             89,530
  Issuance of common stock                                                  -            -             2,105,966
  Treasury stock acquisition                                            (10,000)         -               (10,000)
  Recapitalization                                                          -            -             4,031,176
  Notes receivable                                                          -        115,020                 -
                                                                        --------     -------          -----------
          Net cash provided (used) by financing activities              (22,000)     105,975           6,651,082
                                                                        --------     -------          -----------

          Net increase (decrease) in cash                                14,077      (12,321)             15,277

Cash, beginning of year                                                   1,200       13,521                 -
                                                                        -------      -------          -----------

Cash, end of year                                                     $  15,277     $  1,200            $  15,277
                                                                        =======      =======          ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


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

     Future Operations

     These consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a development stage enterprise, the Company currently does not have sufficient available funds to support its technology development and related marketing efforts over any extended period of time. Because the Company has limited working capital, there is substantial doubt about its ability to continue as a going concern without additional capital and attainment of profitable operations. Management expects to offer for sale either the entire Subsidiary, subject to Subsidiary liabilities, or to find a buyer for each of the separate technologies owned by the Subsidiary. In addition, the Company will seek acquisition or reorganization candidates which can benefit from the Company's publicly traded status.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


1.   Summary of Significant Accounting Policies (Continued)

     Revenues

     Revenues from product sales are recorded when shipped.

     Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. Management estimates the shelf life of its inventory to remain potent through June 30, 1998. The shelf life of the product beyond June 30, 1998 will be evaluated at that time, with the potential for an obsolescence write-down on inventory due to loss of biological activity.

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

     Intangible Assets

     Intangible assets consist of costs incurred to obtain and maintain patents. These costs are being amortized on the straight-line method over five years.

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

                             June 30, 1997 and 1996


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

     For comparative purposes, net loss per share was comprised of the following as of June 30:

                                                                    Period From
                                                                   Inception to
                                                                     June 30,
                                                 1997       1996        1997
                                                -----      -----       -----
          Loss per share
            Operations                        $ (0.01)   $ (0.03)    $ (1.27)
            Other expense                         -        (0.02)      (0.44)
                                                ------     ------      ------

          Total loss per share                $ (0.01)     (0.05)      (1.71)
                                                ======     ======      ======


2.   Equipment

     Equipment consisted of the following as of June 30:
                                                           1997         1996
                                                          ------       ------

          Equipment                                     $ 41,270    $  41,270
          Less accumulated depreciation                   22,283       11,230
                                                          ------       ------

                                                        $ 18,987    $  30,040
                                                          ======       ======

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


2.   Equipment (Concluded)

     Depreciation expense for the years ended June 30, 1997 and 1996 was $11,053 and $11,230, respectively.

3.   Intangible Assets

     Intangible assets consisted of the following as of June 30:

                                                             1997         1996
                                                             ----         ----
          Patents                                         $ 85,038    $  71,105
          Less amortization                                 52,691       32,158
                                                            ------       ------

                                                          $ 32,347    $  38,947
                                                            ======       ======


4.   Notes Payable

     Notes payable consisted of the following as of June 30:
                                                             1997         1996
                                                             ----         ----
     Stockholders
       Unsecured promissory notes, bearing interest at
       9%, payable quarterly,  due date December 31, 1995,
       the notes have not been extended and are due and
       payable. They are included in current liabilities  $ 43,600     $ 43,600

     Unsecured  noninterest-bearing  notes,  with
       payments of $1,000 due monthly and $417 due quarterly.
       The Company reached settlement on these notes
       (see Note 5). The first note requires any amount
       still  outstanding to be paid December 1997,
       the second note is currently payable in full         14,975       26,975

     Promissory note, payments of interest only at 9%,
       balance due May 1995, collateralized by Genesis
       preferred stock. The Company has renegotiated
       the note and has extended the due date to
       December 31, 1999                                    14,955       14,955

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


4.   Notes Payable (Concluded)
                                                             1997          1996
                                                             ----          ----
     Other
     Unsecured promissory note, quarterly payments of
       interest only at 10.25%, balance due July 1998       16,000        16,000
                                                            ------       -------
                                                            89,530       101,530
Less current portion                                        58,575        85,530
                                                            ------       -------

Notes payable, excluding current portion                 $  30,955      $ 16,000
                                                            ======       =======

     Principal amounts due under notes payable are as follows:

               1998                                       $ 58,575
               1999                                         16,000
               2000                                         14,955


5.   Commitments and Contingencies

     The Company has a lease agreement which expired June 30, 1997 for premises in Bedford NH. The lease calls for monthly rent of $295, plus utilities and a prorata share of taxes and common area maintenance fees.

     Rent expense, including a prorata share of other costs, was $1,548 and $4,914 for the years ended June 30, 1997 and 1996, respectively. Future office rental will be included in the related party consulting agreement (see Note 10).

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

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


5.   Commitments and Contingencies (Concluded)

     The Company was not insured for product liability from May 1994 to August 1994. The product liability insurance policy was renewed and effective in August 1994. This policy was canceled January 1995.

6.   Income Taxes

     The Company has not filed federal or state tax returns for the years ended December 31, 1993, 1994, 1995, and 1996. There will be no federal tax liability for the years then ended. In addition, there are approximately $5,000 of state business tax liabilities recorded as of June 30, 1997.

     For income tax filing purposes, the Company recognizes revenue and expenses on a cash basis and its fiscal year end is December 31. As of December 31, 1992, it had approximately $3,100,000 of tax net operating loss carryforwards which expire in years 2006 to 2008 for federal purposes and 1996 to 1998 for state purposes. It also has approximately $40,000 of net capitalized expenses which is scheduled to be fully amortized by June 30, 1998.

     The net current and long-term deferred taxes consisted of the following components as of June 30:

                                                            1997 Tax Effect
                                                            ---------------
                                                      Asset                          Liability
                                                      -----                          ---------
       Item                         Total      Current     Long-Term            Current    Long-Term
       ----                         -----      -------     ---------            -------    ---------
Accrual to cash adjustment     $   95,783    $  98,978    $    -              $ (3,195)   $    -
Capitalized expenses (tax
basis only)                        15,648       15,648         -                   -           -
Net operating loss deduction    1,189,853          -       1,189,853               -           -
                               -----------    ---------   -----------           -------      -------
                                1,301,284      114,626     1,189,853            (3,195)        -
Valuation allowance            (1,301,284)    (111,431)   (1,189,853)              -           -
                               -----------    ---------   -----------           -------      -------

                               $    -        $ - 3,195    $    -              $ (3,195)   $    -
                               ===========    =========   ===========           =======      =======

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


6.   Income Taxes (Concluded)

                                                             1996 Tax Effect
                                                             ---------------
                                                      Asset                          Liability
                                                      -----                          ---------
       Item                         Total      Current     Long-Term            Current    Long-Term
       ----                         -----      -------     ---------            -------    ---------
Accrual to cash adjustment     $  62,000     $ 62,865   $      -              $  (865)    $    -
Capitalized expenses (tax
basis only)                      132,413      116,765       15,648                 -           -
Net operating loss deduction   1,189,853          -      1,189,853                 -           -
                              -----------    ---------  ----------             -------      -------
                               1,384,266      179,630    1,205,501               (865)         -
Valuation allowance           (1,384,266)    (178,765)  (1,205,501)                -           -
                              -----------    ---------  -----------            -------      -------

                               $    -        $    865   $     -               $   865     $    -
                              ===========    =========  ===========            =======      =======

                                                                   Valuation
                                                                   Allowance
                                                                   ---------

               Balance, June 30, 1996                            $ 1,384,266
                 Net decrease                                        (82,982)
                                                                   ---------

               Balance, June 30, 1997                            $ 1,301,284
                                                                   =========


     A valuation allowance equivalent to 100% of the deferred tax asset has been established since it is more probable than not that the Company will not be able to recognize a tax benefit for the asset.

7.   Equity

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

                             June 30, 1997 and 1996


7.   Equity (Continued)

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

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


7.   Equity (Continued)

     A summary of the Company's stock option plans as of June 30, 1997 and 1996 and changes during the year are presented below:

                                                                                       Options Granted to
                                Director Plan                Option Plan                Service Providers
                                -------------                -----------                -----------------
                                        Weighted                     Weighted                    Weighted
                               Number   Average             Number   Average            Number   Average
                                 of     Exercise              of     Exercise             of     Exercise
                              Options    Price             Options    Price            Options    Price
                              -------   --------           -------   --------          -------   --------
Options outstanding,
June 30, 1995                 107,500    $ 3.94            200,000    $ 4.14           727,620    $ 1.10
Granted                        30,000      0.17               -          -           1,191,700      0.10
                              -------                     --------                   ---------
Options outstanding,
June 30, 1996                 137,500      3.11            200,000      4.14         2,919,320      0.69
Granted                        30,000      0.17               -          -             375,000      0.09
Expired                       (10,000)      -             (200,000)      -             (50,000)      -
                              -------                     --------                   ---------
Options outstanding,
June 30, 1997                 157,500      2.75               -          -           3,244,320      0.69
                              =======                     ========                   =========

Currently exercisable         157,500      2.75               -          -           3,244,320      0.69
                              =======                     ========                   =========

     The range of exercise prices is $.06 to $7.50 as of June 30, 1997 and 1996.

     The weighted average fair value of the options granted during the years ended June 30, 1997 and 1996 is presented below:

                                                         1997           1996
                                                         ----           ----

      Director plan                                      $.10           $.08
      Option plan                                    Non Granted    Non Granted
      Options granted to service providers               $.11           $.07

     The Company applies APB Opinion 25 and related interpretations in accounting for certain options granted. Accordingly, no compensation cost has been recognized for those options. Had compensation cost for the Company plans been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net loss would have been increased by approximately $-0- and $30,000 for the years ended June 30, 1997 and 1996, respectively. This increase would have no impact on the loss per share for those years. Additionally, the Company did not record an expense for options issued in the year ended June 30, 1997 because the value of the options and consideration received were deemed to be immaterial.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


7.   Equity (Concluded)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:
                                                         1997         1996
                                                         ----         ----

        Weighted risk-free interest rate                 6.55%        6.22%
        Weighted expected life                        8.21 years   5.07 years
        Weighted expected volatility                      135%         135%

8.   Investment

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

     Management believes the value of Genesis stock has been permanently impaired and has reduced the cost of the Genesis preferred stock to $-0- as of June 30, 1997 and 1996.

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

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


9.   Cash Flow Information
                                                      For the Year   Period From
                                                     Ended June 30, Inception to
                                                    ---------------    June 30,
                                                    1997       1996      1997
                                                    ----       ---- ------------

     Cash paid for interest                       $   -      $ 2,275   $ 7,227

     Noncash investing and financing
         activities were as follows:
           Liabilities repaid through issuance
              of common stock                       5,784     46,428   582,773
           Issuance of common stock for
              subscription receivable                 -         -       50,000
           Nonmarketable security acquired
              through the issuance of common
              stock                                   -         -    1,500,000

10.  Related Party Transactions

     On October 4, 1996, R. Bruce Reeves resigned as a member of the Board of Directors, President, and Chief Executive Officer of the Company. Effective April 1, 1996, the Company engaged a consulting firm, controlled by a Reeves family member, to perform the executive duties of the Company. In fiscal year end June 30, 1997, the Company paid $35,000 in contractual fees for these services as compared to fiscal year ended June 30, 1996, wherein the Company paid $123,300 for these services comprised of contractual payments of $33,300 paid to the consulting firm preceded by $90,000 of executive compensation.

     As of June 30, 1997 and 1996, the Company was indebted $87,734 to this related party. Effective October 18, 1996, this indebtedness bears no interest and has been deferred for a period of three years.

     In addition, the Company had $16,827 of accrued expenses payable to the related party as of June 30, 1997. No such accruals were recorded as of June 30, 1996.

11.  Disclosure About Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, short-term trade receivables and payables, and long-term debt. The carrying value of all instruments approximate their fair value.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      Except as set forth below, there have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure. Note, however, that in on September 26, 1994, the Company terminated Coopers & Lybrand ("Coopers") as its certified public accountant and retained Smith, Batchelder & Rugg. In February, 1995 Smith Batchelder & Rugg affiliated with Berry, Dunn, McNeil and Parker who have expressed their opinion on the Company's Financial Statements for the past three fiscal years.

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

      Except for an explanatory paragraph concerning the Company's ability to continue as a going concern, none of the Company's accountants reports on the Company's financial statements contained an adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope or accounting principles. However, there were certain reportable events in the Company's Annual report for the year ended June 30, 1993 as follows:

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

      The Company immediately notified Coopers who, in turn, advised the Company that, in their opinion, the Company should inform the Commission and anyone who may be relying on the Annual Report of this situation. The Company informed the former accountant that, due to the length of time since the distribution of
Annual Reports to shareholders, the filing with the Commission of the correct information in the Company's 1993 Form 10-KSB and subsequent filings with the Commission, the Company was of the opinion that no one could reasonably still be relying on the Annual Report. Accordingly, the Company informed the Commission and shareholders of this situation in connection with the filing and distribution to shareholders of this Annual Report on Form 10-KSB for the year ended June 30, 1994.

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

      The decision to engage Coopers as set forth above and to dismiss the former accountant was made by the new Board of Directors of the Company subsequent to the June 1992 reorganization of the Company and the Subsidiary. Coopers was the Subsidiary's independent auditors.

PART III

Item 9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act.

      The  following  table  sets  forth  certain  information   concerning  the
directors and executive officers of the Company:

                           Positions with                         Positions with
  Name              Age    the Company                            the Subsidiary
  ----              ---    --------------                         --------------
  Richard Schubert  61     Chairman, Board of Directors
                           Director, Principal Financial Officer
  Richard Whitney   60     Director                               Director
  P. Calvin Maybury 74     (1)                                    (1)
  R. Bruce Reeves   57     (2)                                    (2)
  Leon Gauci        54                                            (3)

      (1) Dr. Maybury, a founder of the Company, resigned as a Director effective September 30, 1997
      (2) Dr. Reeves served as President, CEO and Director until his resignation on October 4, 1996.
      (3) Dr. Leon Gauci was appointed President of the Company's subsidiary, Biorelease Technologies, Inc., on January 13, 1997 and served in that capacity until June 30, 1997.

      Directors are elected by the stockholders to serve until the next annual meeting of stockholders or until their successors have been elected and have duly qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified. Richard Whitney was appointed a Director of the Company following the Reorganization in accordance with the provisions of an investment agreement between the Subsidiary and The Venture Fund of Washington (see "Item 12. Certain Relationships and Related Transactions-The Subsidiary").

      A summary of the business experience of each current officer and director of the Company and the Subsidiary is as follows:

      RICHARD SCHUBERT has been Chairman of the Board of Directors of the Company since July 1992. Mr. Schubert is currently a business consultant. From December 1990 through September 1995, Mr. Schubert was the President of The Points of Light Foundation, a foundation created to encourage Americans to become directly involved in consequential community service in respect of critical social issues. From June 1989 to December 1990 he was a business consultant. He served as President of the American Red Cross (1983-1989) and was a former Vice Chairman and President of Bethlehem Steel until 1982. Mr. Schubert has extensive experience in law, business and government, and has been appointed during his career with Bethlehem steel, which began in 1961, to serve in the public sector as Assistant to the Under Secretary of Labor (1970) Solicitor of the Department of Labor (1971) and Under Secretary of Labor (1973). Mr. Schubert is a member of the Council of Foreign Relations and he serves as a director of a number of philanthropic and business organizations. Mr. Schubert graduated Cum Laude from Eastern Nazarene College in Quincy, Massachusetts with a Bachelor of Arts degree, and from Yale Law School with a Bachelor of Law degree. Mr. Schubert, along with Dr. Reeves, serves as an officer of NCPI, Inc., a non-profit subsidiary of Eastern Nazarene College.

      PAUL CALVIN MAYBURY, Ph.D., was President and Chief Executive Officer of the Company from July 1992 to May 1993. He has been a Director of the Subsidiary since June 1991 and of the Company since July 1992. Dr. Maybury has over thirty-six years of experience in the area of Physical Chemistry research, the last twenty-four of which include research and development in the pharmaceutical industry. Dr. Maybury was a professor of chemistry at the University of South Florida ("USF") from 1961 to 1992 and was Chairman of the Department of Chemistry at USF from 1963 to 1974. Dr. Maybury was Vice President and Director of Research and Development (1980-1988), a Director (1976-1988) and a consultant (1975-1979) to the Belmac Corporation, a public pharmaceutical company. Dr. Maybury holds professional membership in the American Chemical Society and is a Fellow of the American Institute of Chemists. Dr. Maybury received a Ph.D. in chemistry from The Johns Hopkins University in 1952. Effective September 30, 1997 Dr. Maybury resigned as a Director of the Company.

      RICHARD WHITNEY has been a Director of the Company since July 1992. He is currently a Principal in a Snelling & Snelling franchise located in Washington D.C. Formerly Mr. Whitney served as a general partner of The Venture Fund of Washington (the "Fund") from 1989 until August of 1994. The Fund has investors which include pension funds, insurance companies, banks, and corporations. It has, as a corporate general partner, ICF International, a consulting and engineering firm based in Washington, DC. Mr. Whitney has managed venture funds since 1972, beginning with direct responsibility for the management of the Direct Investment Fund at Overseas Private Investment Corporation. In the mid-1970's, he served as Executive Vice President of Narragansett Capital. In 1977, with others, Mr. Whitney purchased a controlling interest in Columbia Ventures, Inc., an SBIC located in Washington, DC. Mr. Whitney has served as President and a Director of that company since 1978. Mr. Whitney is a past director of the Alumni Association and Sports Foundation of Brown University.

Compliance  With Section 16(a) of The Securities  Exchange Act of 1934

      To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 1997.

Item 10. Executive Compensation.

      The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000 during the fiscal years ended June 30, 1995 and 1994. Through June 30, 1997 Dr. Gauci received cash compensation totaling $15,000 and accrued compensation of $15,000 as President of the Subsidiary. Dr. Gauci is no longer drawing compensation and serves as a Consultant on an as needed basis.


                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term Compensation
                                        Annual Compensation                      Awards             Payouts
   (a)                             (b)       (c)       (d)      (e)        (f)         (g)      (h)       (i)

                                                               Other                                      All
                                                               Annual   Restricted                       Other
                                                      Bonus    Compen-    Stock                         Compen-
Name and Principal                                   Payouts   sation     Award                 LTIP    sation
Position                           Year     Salary     ($)      ($)        ($)         SAR's     ($)      ($)
------------------                 ----     ------   ------    ------   ----------     -----    ----    -------


R. Bruce Reeves                    1997 (1)  10,000   -0-                  -0-         -0-      -0-       -0-
Chief Executive                    1996      90,000   -0-      (2)         -0-       416,700    -0-       -0-
Officer                            1995     120,000  50,000    (2)         -0-       496,500    -0-       -0-
                                   1994     120,000   -0-      (1)         -0-       200,000(3) -0-       -0-
                                   1993     117,000  20,000    (1)         -0-         -0-      -0-       -0-
                                   1992      86,000  10,000    -0-         -0-         -0-      -0-       -0-

      (1) On April 1, 1996 the direct employment of R. Bruce Reeves, then President/CEO of the Company terminated. All of Reeves' contractual rights and unissued options were assigned to R T Robertson Consultants, Inc., a Reeves family affiliate. In fiscal year ended June 30, 1997 R T Robertson Consultants, Inc. charged the Company $35,000 for executive oversight of the Company and its Subsidiary. Between April 1 and June 30, 1996 R. T. Robertson billed the Company $33,300, including expense reimbursements, for executive oversight of the Corporations. Under the terms of the R T Robertson Consultants, Inc. Agreement with the Company, Dr. Reeves, an employee of R T Robertson Consultants, Inc. served as President/CEO of the Company.

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

      (3) Effective October 4, 1996 these 200,000 options have been forfeited by Dr. Reeves.

            The following table sets forth information with respect to the Chief Executive Officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

     (a)               (b)            (c)             (d)               (e)
                                  Options/SARs
                     Options/      Granted to
                       SARs       Employees in  Exercise or Base    Expiration
Name                 Granted       Fiscal Year    Price ($/Sh)         Date
--------------       --------     ------------  ----------------    ----------

RT Robertson
Consultants, Inc,      -0-            100%

                             ----------------------

      The following table sets forth information with respect to the Chief Executive Officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


       Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

     (a)               (b)            (c)            (d)                (e)
                                                                     Value of
                                                   Number of        Unexercised
                                                  Unexercised      In-the-Money
                                                  Options/SARs     Options/SARs
                     Shares                       at FY-End(#)     at FY-End(#)
                   Acquired on       Value        Exercisable/     Exercisable/
Name               Exercise(#)     Realized($)   Unexercisable    Unexercisable
----               -----------     -----------   -------------    -------------
Chief                  -0-            -0-             -0-1             -0-
Executive Officer

1    Excludes 200,000 options forfeited as of October 4, 1996.

            The following table sets forth information with respect to the Chief Executive Officer concerning awards under long term incentive plans during the last fiscal year:

     Estimated Future Payouts under Non-Stock Price-Based Plans

     (a)               (b)         (c)               (d)         (e)      (f)

                            Performance
               Number of      or Other
              Shares,Units  Period Until
                or Other    Maturation or          Threshold    Target   Maximum
Name            Rights(#)      Payout    ($ or #)   ($ or #)   ($ or #)
------        ------------  ------------ --------  ---------   --------

     -0-           -
Chief Executive
Officer


            Directors are not compensated for acting in their capacity as Directors except for options granted pursuant to the 1992 Directors Option Plan.. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties. In April 1995, the Directors, Messrs. Schubert, Maybury and Whitney were awarded 129,000 options exercisable into 129,000 shares of common stock at $.08 per share. In September 1995, Directors Messrs. Schubert, Maybury and Whitney were awarded an additional 50,000 options exercisable into 50,000 shares of common stock at $.17 per share. These options were for consulting services unrelated to their position as directors. The options originally were to expire on December 31, 1997 and December 31, 1999, respectively. On February 11, 1997 the exercise period of these and all other issued options, which are presently outstanding, were extended by three additional years.

      Though March 31, 1996 R. Bruce Reeves, President and Chief Executive Officer of the Company, had an employment agreement with the Company. Pursuant to the agreement, Dr. Reeves receives an annual salary of $120,000. Pursuant to the Agreement, Dr. Reeves also received options to purchase 200,000 shares of the Company (see the "Option/SAR Grants in Last Fiscal Year" table above). These 200,000 option shares were voluntarily forfeited by Dr. Reeves as of October 4, 1996. Effective April 1, 1996, due to difficult cash flow problems and in order to better assure payments of benefits and compensation to Dr. Reeves, the Company entered into a consulting agreement with R T Robertson Consultants, Inc. to provide the services of Dr. Reeves through the end of the fiscal year ending June 30, 1997. Dr. Reeves served as President and CEO until October 4, 1996 when he resigned. Robertson consulted for the Company through the end of fiscal year June 30, 1997.

      In May 1994, due to the Company's financial condition, in consideration of a partial salary deferral and Dr. Reeves' continued involvement with the Company, Dr. Reeves was granted an additional 496,500 options exercisable at a price of $.15 per share (the average per share market price on the date of issue). Effective April 1, 1996 this option was terminated. A new option was issued to R T Robertson Consultants which expires on December 31, 2002 if not exercised. (see item 11).

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      (a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of the date hereof.

      Genesis Farms, Inc (Formerly Genesis Capital, Inc)., 507 North Belt East, Suite 240, Houston, TX 77060 has been issued 1.5 Million shares of Rule 144 stock representing 11.9% of issued shares. The Company has initiated an agreement with a party claiming to have an interest in 1.4 million of these shares to recover 1.25 million of these shares of the Company's stock earlier exchanged with Genesis in exchange for advancing certain legal costs to this party and providing certain registered shares of the Company's stock. This agreement does not involve the Company in any litigation related to this transaction.

      Sandra J. Reeves, 754 Strawhill, Manchester, NH 03104 owns 802,034 number of shares individually and/or beneficially. Mrs. Reeves is a stockholder in RT Robertson Consultants, Inc. and controls ninety percent (90%)of the shares of R T Robertson Consultants, Inc.'s common stock. Mrs. Reeves is the spouse to the former president of the Company, R. Bruce Reeves. In addition R T Robertson Consultants, Inc. has 1,409,700 options convertible into a like number of common stock. In the aggregate, inclusive of common stock outstanding and exercisable options Mrs. Reeves owns directly or beneficially.1,905,697 shares and/or options representing 19.9% of issued shares (19.8% of issued shares plus exercisable options) for named security owers.

      (b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below.

Name and                       Number of Shares                   Percent of
Address of                       Beneficially                    Common Stock
Beneficial Owner                     Owned*                      Outstanding**
----------------               ----------------                  -------------

P. Calvin Maybury                409,508 (1)(2)(3)(5)(8)             4.1%
4102 Cypress Bayou Dr.
Tampa, FL 33624

Richard Schubert                 432,639 (1)(2)(5)                   4.2%
7811 Old Dominion Dr.
McLean, VA 22102

Richard Whitney                  318,771 (1)(2)(5)                   3.1%
1612 K St. N.W. #308
Washington, DC 20006

All Officers and
Directors as a Group
  (3 Persons)                  1,160,918 (1)(2)(3)(4)(5)(6)(7)(8)   11.4%
------------------

      * Except as indicated in the footnotes below, each person has sole voting and dispositive power over the Shares indicated.

      ** Based upon 9,371,659 shares issued and outstanding and 712,000 exercisable options for the above named persons, as of the date hereof.

      Notes:

      (1)   Excludes possible subsequent  issuances of additional  Shares  based
            upon performance criteria (see  "Item  12.   Certain   Relationships
            and Related Transactions-The Reorganization").

      (2) Includes 179,000 shares each for Messrs.Schubert,Maybury and Whitney issuable upon the exercise of a like number of options pursuant to consulting agreements with these individuals.

      (3)   Includes 140,508 Shares held individually by Dr. Maybury's wife. Dr.
            Maybury   disclaims   beneficial   ownership  of   the  Shares  held
            individually by his wife

      (4) All Shares are owned by The Venture Fund of Washington, a limited partnership. Mr. Whitney is a limited partner owning approximately 19% of the limited partnership.

      (5) Includes 40,500; 42,500; and 42,500 options currently exercisable under the Company's Directors' Stock Option Plan to Messrs. Maybury, Schubert and Whitney, respectively.

      6) Excludes 1,950,697 shares and/or options held by R T Robertson Consultants, Inc., Dr. Reeves family trust and Dr. Reeves wife. Dr. Reeves disclaims beneficial ownership and personal interest in shares held by these related parties.

      7) Excludes 550,000 option shares held by Dr. Paul Leibowitz for consulting services over the past five years.

      (8) Excludes 151,388 shares sold April 08, 1997 to a certain beneficial owner of the Company (See item 11(a)).

Item 12. Certain Relationships and Related Transactions.

The Reorganization

      By Agreements dated June 3, 1992 (collectively, the "Agreement"), the Company agreed to acquire up to 100% of the then issued and outstanding shares of Common and Preferred Stock of the Subsidiary in exchange for approximately 3,030,149 Shares of Common Stock (the "Reorganization"), plus certain contingent Shares. The Agreement has been filed with the Commission as an Exhibit to the Registration Statement (of which this Prospectus is a part) and is incorporated herein by this reference. In August 1992, the Subsidiary, a California corporation, reincorporated in Delaware.

      The  purpose  of  the  Reorganization  was to  provide  the  Company  with
substantive   operations  and  to  provide  the  Subsidiary  funds  to  commence substantive operations.

      Effective June 30, 1992, pursuant to the terms of the Agreement, the Subsidiary stockholders owning an aggregate of 4,342,037 shares of Subsidiary Common and/or Preferred Stock, exchanged these Shares for an aggregate of 2,463,711 Shares of Company Common Stock. The "Exchange Ratio" was one Share of Subsidiary Common or Preferred Stock for .56741 Company Shares of Common Stock. An additional 240,085 Subsidiary Shares were subsequently exchanged for 136,225 Company Shares (now representing 29.1% of the Company's issued and outstanding Shares when aggregated with the other Shares issued in the Reorganization). The remaining Subsidiary Common and Preferred shares (including Common shares issuable upon the exercise of certain options and warrants) were not exchanged because such additional exchange would have deprived the Company of the exemption from registration relied upon to effect the initial exchanges (Rule 506 of Regulation D under the Act).

      Although  the  Exchange  Ratio is the same for all the  Subsidiary  Stock, there are two categories of Subsidiary stockholders, each category having different registration rights. The first category holders have registration rights with regard to 10% of their Shares and, pro rata, are entitled to a percentage of an aggregate of up to an additional 1,022,130 Shares of restricted Common Stock (the "Contingent Shares"), the actual aggregate number of Contingent Shares to be determined based upon formulas related to annual gross revenues or profits. The rights to the Contingent Shares are not transferable. No Contingent Shares have been issued to date and further, management does not expect any of these contingent shares to ever issue due to the difficulty in achieving the conditions precedent thereto by June 30, 1996.

      None of the shares with registration rights were registered (see "The Selling Security holders' Offering" below) and all of the shares have been held in excess of three years making them eligible for resale, subject to certain limitations, under Rule 144.

The Company

      On January 17, 1992, the Company distributed a substantial majority of its shares of Vegas Chips, Inc. to the stockholders of record of the Company on a pro rata basis as a dividend at the rate of .6 (6/10) share of Vegas Chips, Inc. Common Stock for each one Share of Company Common Stock owned.

      On April 20, 1992, the Company sold 591,600 Shares of its restricted Common Stock at $2.50 per Share for gross proceeds of $1,479,000 (net proceeds of $1,304,000) in a private offering. These Shares were to be registered for sale to the public; however, none of the shares were registered (see "The Selling Security holders' Offering" below) and all of the shares have been held in excess of three years making them eligible for resale, subject to certain limitations, under Rule 144. Union Equity Partners ("UEP") holds 2,400 options, each option entitling the holder to purchase one Share at a price of $6.00 per Share through January 20, 1999. UEP was a broker involved in the April 1992 private offering. The Company has agreed to notify the holders of these options anytime it intends to file a registration statement under the Act and, if requested by such holders, to register the Shares issuable upon exercise of these options in such registration statement.

      In May and July 1994, the Company issued options to purchase an aggregate of 1,202,250 shares to current and former officers and consultants in lieu of cash, including 496,500 options to R. Bruce Reeves (see "Item 10. Executive Compensation") and 200,000 options to Grayson (see next paragraph).

      In July 1994, the Company engaged Gerald Grayson and F. J. Daugherty, d/b/a Grayson & Associates ("Grayson") of Denver, Colorado to assist the Company in corporate development activities, on an exclusive basis, including finding one or more corporate partners or others to provide funding or otherwise assist in the further development, commercialization or distribution of the Company's products and technologies. Grayson, founded in 1986, specializes in assisting merging growth and development stage companies in the healthcare industry. For its first year of services, Grayson received options to purchase up to 200,000 shares of Company Common Stock at an exercise price of $.20 per share. The agreement initially ran for one year and is continuing on a month to month basis under an informal extension without compensation. The agreement can be terminated on one month's prior notice. In addition, if, during the term of the agreement, Grayson secures financing or provides introductions which lead to other business transactions, Grayson will be entitled to a finders fee: 8% of the first $1,000,000 of financing secured, descending 1% per $1,000,000 for the next $2,000,000 and 5% of each $1,000,000 thereafter; other business transactions - 5% of the first $2,000,000 in transaction value, descending 1% per $2,000,000 for the next $6,000,000 and 1% of amounts in excess of $8,000,000.

      On March 31, 1994, the Company acquired 150,000 shares of 6% cumulative, convertible preferred stock of Genesis Farms, Inc. (then Genesis Capital Corporation) ("Genesis") in consideration for issuing 1,500,000 shares of the Company's Common Stock. On March 31, 1994, the Company's stock had a fair market value of one dollar. In accordance with generally accepted accounting principles (the cost method of accounting for nonmarketable investments), the Company recorded the investment in Genesis at $1,500,000. Management believes the value of Genesis stock has been permanently impaired and has reduced the basis of the Genesis preferred stock to $180,000 at June 30, 1995. Due to further impairment, the asset was written down to $0 at June 30, 1996, the value of which remains unchanged at June 30, 1997. The amount of the permanent impairment was determined by reviewing recent trading price of Genesis common stock and relating such via the conversion rights of the Preferred stock since the underlying common stock will be salable under Rule 144 within six months (as required by SFAS No. 115) This value differs significantly from its historical cost value. See Note 11 to the Consolidated Financial Statements. On September 16, 1996, the Company entered into agreement to advance $10,000 in legal fees to a party claiming to have an interest in the shares exchanged by the Company for the Genesis shares. Under this agreement, if the Company is successful, it will recover up to 1.25 million of its own shares, such to be canceled and to reduce shares outstanding in like amount. 100,000 shares have been recovered as of the date of this 10KSB report.

      In May 1994, the Company borrowed $12,000 from a Director/Stockholder for one year at 9% interest secured by 3,600 shares of Genesis preferred stock. At June 30, 1996 the Company owed R T Robertson Consultants, Inc. $87,853). In conjunction with the now terminated TheraMed transaction, Robertson and Mr. Schubert have agreed to defer payment of these amounts, without interest, for a period of up to three years ending 12/31/97. This deferral remains in force and anytime the Company reaches $2 million in working capital, these amounts shall become due. Mr. Schubert has released any interest he holds in the Genesis shares.

      In December 1996, the Company was advanced $27,500 from TheraMed partners, Inc. which is still outstanding.

The Subsidiary

      Effective June 1991, the Subsidiary acquired FLS' assets including the Subsidiary Technologies in exchange for approximately $595,000 in payments of cash to and/or on behalf of FLS and through the assumption of specific FLS' liabilities. In addition, the Subsidiary issued 57,437 shares of its Common Stock directly to certain FLS creditors.

      The hemoglobin stabilization technology was acquired by FLS, without warranty, from the Trustee in Bankruptcy of Pacific Brotherhood Investment Corp. ("PBIC"). George Lofink, president and CEO of FLS, was an officer, director and principal stockholder of PBIC. The PBIC technology was acquired in exchange for $50,000 and the assumption of the costs (approximately $115,000 of funding PBIC's litigation against certain parties previously affiliated with PBIC ("the Erythro Litigation"). The Erythro litigation was settled in December 1991. Pursuant to the settlement and subsequent negotiations, the plaintiffs therein relinquished any and all claims to the technology in return for $47,000, all of which has been paid.

      The drug release technology rights were initially licensed by FLS from Valcor Scientific Ltd. ("Valcor") in exchange for future royalty payments. In April 1992, Norman Eisner, Valcor's successor, agreed to cancel all future royalty payments and to assign to the Company the Valcor patents and technology for 327,500 shares of the Subsidiary's Common Stock. In addition, Mr. Eisner accepted 82,073 additional shares of the Subsidiary's Common Stock in lieu of $265,000 of the $350,000 minimum royalty payment called for under the license agreement. The remaining $85,000 was paid in July 1992, at which time title to the drug release technology rights was assigned to the Company. A percentage of the above discussed shares and funds were given to a former Valcor research consultant.

      In connection with the transfer of the Subsidiary Technologies to the Subsidiary and in settlement of the termination of FLS' employment agreements with its then president, George Lofink, and its then Secretary, Linda Carter, the Company has paid approximately $91,582 to Mr. Lofink and has paid approximately $2,500 to Ms. Carter. In addition, the Company has delivered notes to Mr. Lofink and Ms. Carter. The combined balance due on these notes at June 30, 1995 was $38,975. (see "Item 3. Legal Proceedings" for further discussion regarding these notes). The Subsidiary also paid $131,386 and 1,200 Shares in legal fees incurred by Mr. Lofink in his defense of the Erythro litigation.

      Prior to the Reorganization, the Subsidiary owed approximately $173,314 (consisting of $116,852 in loans, and $31,355 owed for services rendered, to its predecessor, FLS, which were assumed by the Subsidiary, and $25,107 in loans to the Subsidiary) to present and former officers and/or directors of the Subsidiary (including certain officers and/or directors of the Company) including Richard Schubert, who was owed an aggregate of $76,413. With the exception of $1,260, all of these liabilities were canceled prior to the reorganization in exchange for the issuance of an aggregate of 62,565 shares of the Subsidiary's Common Stock. All of these 62,565 Subsidiary shares were exchanged for 35,500 Shares of the Company's Common Stock in the Reorganization and were to be registered in the Selling Security holders' Offering. None of the shares were registered (see "The Selling Security holders' Offering" below) and all of the shares have been held in excess of two years making them eligible for resale, subject to certain limitations, under Rule 144.

      In December 1991, the Subsidiary issued 751,000 shares of Preferred Stock for gross proceeds of $375,500 in a private offering to accredited investors.

      In March 1992, the Subsidiary issued 171,430 shares of its Common Stock for gross proceeds of $250,000 to The Venture Fund of Washington (the "Fund"). Pursuant to the terms of the investment agreement between the Subsidiary and the Fund, the Subsidiary agreed to nominate two Fund designees to the Board of Directors of the Subsidiary and any of its successors. In addition, each Subsidiary Director agreed to vote in favor of the appointment of the two Fund designees. In accordance with the investment agreement, Richard Whitney and Walter Flamenbaum, M.D., the two Fund designees, were appointed Directors of the Company following the reorganization which appointments were confirmed by stockholders at the Company's October 29, 1992 annual meeting. Dr. Flamenbaum resigned from the Board in June 1993.

      In April 1992, the Subsidiary issued 6,858 shares of its Common Stock for gross proceeds of $10,000 to an unaffiliated accredited investor.

      The shares issued to the Fund and to the unaffiliated investor were exchanged for Shares of Common Stock of the Company in the Reorganization and were to be registered in the Selling Security holders' Offering. None of these shares were registered (see "The Selling Security holders' Offering" below) and all of the shares have been held in excess of two years making them eligible for resale, subject to certain limitations, under Rule 144.

      In June 1992, the Subsidiary issued to Paul Calvin Maybury, Richard Schubert, R. Bruce Reeves, Glen Urquhart, Richard Whitney and Walter Flamenbaum, as a group, Common Stock purchase warrants to purchase up to 153,313 shares of the Subsidiary's Common Stock at an exercise price of $1.40 per share (the price equivalent to the Company's Common Stock offering price in its April 1992 private offering). These warrants have expired.

      In  August  1992,   the   Subsidiary   changed  its  name  to  "BIORELEASE
Technologies, Inc." and its state of incorporation by merging into a newly formed Delaware corporation.

      In June 1996, the Company issued 509,396 shares of its Common Stock (inclusive of 41,305 shares that were issued effective July, 1996) in settlement of , $5,783 in 1997, $29,366 in 1996 and $286,283 in 1995 of the Company's and
the Subsidiary's liabilities.

The Selling Securityholders' Offering

      The Company had filed a registration statement to register 1,093,973 Shares on behalf of certain Selling Security holders for sale to the public. Of the 1,093,973 shares 462,373 shares were being registered pursuant to the Company's commitments under the Reorganization Agreement and with certain creditors (see "The Reorganization" above), 591,600 of these Shares were being registered pursuant to the Company's commitment under the terms of a private offering conducted in April 1992 by the Company prior to the consummation of the Reorganization (see "The Company" above) and 40,000 of these Shares were being registered pursuant to the settlement of the Raab litigation (see "Item 3. Legal Proceedings"). In addition, the Company was registering 250,000 shares issuable upon exercise of 250,000 options. In June 1994, the Company determined not to proceed with the Selling Security holders' offering because all of the shares being registered on behalf of Selling Security holders therein became eligible for resale under Rule 144 and all of the options (exercisable into the other shares registered therein) had expired.

The Exchange Offering

      As noted above, in "The Reorganization," 4,582,122 shares of the Subsidiary were exchanged for 2,599,936 Shares of the Company. In order to acquire the remaining 767,071 shares of the Subsidiary's Common Stock (including shares issuable upon exercise of certain options and warrants), the Company had filed a registration statement to register 435,244 Shares for issuance to the remaining Subsidiary Stockholders in exchange for their Subsidiary shares. The Company believes this exchange of shares will be postponed indefinitely because the Company believes it cannot meet State and Federal securities regulations related to this exchange.

Terminated Public Offering

      In July 1993, the Company registered 160,000 Units for sale to the public at a price of $15.00 per Unit on a "40,000 Unit-or-none best efforts" basis. Each Unit consisted of five shares of Common Stock and three Class B Common Stock to Purchase Warrants. During the offering period, prior to sale of the minimum offering, there was a decline in the bid price of the Company's Common Stock. As a result, the Company and the Underwriter terminated the offering in September 1993.

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

Exhibits

      NONE

Exhibits incorporated by reference
      3a      Certificate of Incorporation of Company(1)
      3b      Amendment to Certificate of Incorporation of Company(1)
      3c      By-Laws of Company(1)
      10c     Stock Reorganization  Agreement between the Company
              and the Subsidiary(2)
      10d     1992 Stock Option Plan(3)
      10e     1992 Directors' Stock Option Plan(3)
      10f     Patent-Chondroitin Drug Complexes(4)
      10g     Patent-Stabilization of Proteins and Peptides by
              Chemical Binding with Chondroitin(4)
      10i     Consulting Agreement with Wall Street Consultants(4)
      10j     Options with USA, Wall Street Consultants and
              Union Equity Partners(4)
      10l     TSI Agreement(4)
      10m     Cell Trends Agreement(4)
      10n     Dr. Reeves' Employment Agreement(5)
      10o     Chestnut Drive lease
      14a     Canadian patent for "Method for Protein Stabilization"(4)
      14b     European  patent for "Continuous Processes for
              Modifying  Biologically Active Materials and the
              Products Therefrom"(4)
      16a     Accountants' Letter(6)(7)
      22c     Subsidiaries (see "Item 1. Business")
------------------

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

                                BIORELEASE CORP.


Dated: October 31, 1997 By  /s/Richard F. Schubert
                            ---------------------------
                            Richard F. Schubert, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                   TITLE                                DATE


/s/Richard F. Schubert       Chairman,                        October 31, 1997
Richard F. Schubert          Director and
                             Principal Financial Officer


/s/Richard Whitney           Director                         October 31, 1997
Richard Whitney

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

Supplemental  Information  to be  Furnished  With  Reports  Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.





[10ksb.697]