Form 10-Q
period 1997-09-30
BIORELEASE CORP
filed 1997-11-14
CIK 797662

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from July 1, 1997 to September 30, 1997

                           Commission File No. 0-15260

                                Biorelease Corp.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                    88-0218411
(State or other jurisdiction of                 (Internal Revenue Service
 incorporation or organization)               Employer Identification No.)

               340 Granite St. Suite 200, Manchester, NH 03102
(Address of principal Executive offices                 Zip Code)


                                (603) 641-8443
                Issuer's telephone number, including area code

Former name, former address and formal fiscal year,if changed since last report.

                10 Chestnut Street, Unit D, Bedford, NH 03110
                                 603-471-1255

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 9,446,659 shares of common stock, par value $.01 per share as of November 08, 1997.
-----------------------------------------------------------------

   Transitional Small Business Disclosure Format (Check One) Yes _____No __X__

                                BIORELEASE CORP.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                       Page
                                                                    Number
                                                                    ------

Item 1. Financial Statements ..........................................3

        Balance sheets as of September 30, 1997 (unaudited)
        and June 30, 1997..............................................3

        Statements of Operations for the Three Months Ended
        September 30, 1997 (unaudited) and 1996 (unaudited),
        and from October 20, 1989 (inception) to
        September 30, 1997 (unaudited).................................4

        Statements of Cash Flows for the three Months Ended
        September 30, 1997 (unaudited) and 1996 (unaudited),
        and from October 20, 1989 (inception) to September 30,
        1997 (unaudited) . . . . ......................................5

        Notes to Unaudited Financial Statements .......................7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.............................8

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..............................................9

Item 2. Changes in Securities..........................................9

Item 3. Defaults Upon Senior Securities................................9

Item 4. Submission of Matters to a Vote of Security Holders............9

Item 5. Other Information..............................................9

Item 6. Exhibits and Reports on Form 8-K...............................9

PART I.  FINANCIAL INFORMATION
Item 1......Financial Statement

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1997 and June 30, 1997

                                                     September
                                                      30, 1997        June 30,
                                                     Unaudited          1997
                                                     ---------        --------
                    ASSETS
                    ------
Current Assets:
  Cash                                            $     32,186      $     15,277
  Accounts receivable                                        0             8,099
  Inventories                                           19,681            19,681
  Other receivables                                        195               195
  Prepaid expenses and other current assets                180               180
                                                  ------------      ------------
Total current assets                                    52,242            43,432
                                                  ------------      ------------
Equipment and leasehold improvements, net               16,587            18,987
                                                  ------------      ------------
Other assets:
  Intangible assets, net                                27,246            32,347
  Other noncurrent assets                                  699               699
                                                  ------------      ------------
Total assets                                      $     96,774      $     95,465
                                                  ============      ============


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
     ---------------------------------------------------
Current liabilities:
  Accounts payable                                $    118,503      $    116,397
  Accrued expenses                                     137,727           141,243
  Notes payable stockholders,current                    55,575            58,575
  Deferred Income                                       20,000            20,000
  Other current liabilities                              2,378             2,367
                                                  ------------      ------------
  Total current liabilities                            334,183           338,582
  Notes payable stockholders, long term                 14,955            14,955
  Notes payable others, long term                       16,000            16,000
  Other liabilities                                     87,734            87,734
Total liabilities                                      452,872           457,271
                                                  ------------      ------------
Stockholders' equity (Deficiency):
   Common stock of $.01 par value,
   50,000,000 shares authorized, 9,921,659 and
   9,880,354 issued and 9,471,659 and 9,430,354
   outstanding at September 30, 1997 and
   June 30, 1997                                        99,216            99,216
Additional paid-in capital                           9,110,298         9,110,298
Development stage accumulated deficit               (9,510,111)       (9,515,820)
Stock subscriptions receivable                         (50,000)          (50,000)
                                                  ------------      ------------
                                                      (350,597)         (356,306)
  Less: Treasury stock, at par                          (5,500)           (5,500)
Total Stockholder's Equity (Deficiencies)             (356,097)         (361,806)
                                                  ------------      ------------
Total liabilities and stockholders'
equity (deficiencies)                             $     96,774      $     95,465
                                                  ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED  STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1997 and 1996, and the Cumulative Period from Inception to September 30, 1997
                                   (Unaudited)
                                   -----------

                                   Three Months Ended           Inception
                                      September 30,         (October 20,1989)
                                   1997           1996     to September 30, 1996
                                   ----           ----     ---------------------

Revenues                         $    20,000     $    12,691          $  516,396
Cost of goods sold                 (       0)      (       0)            (23,296)
                                 -----------     -----------          ----------
Gross profit                          20,000          12,691             493,100

Costs and expenses:
  Biotech selling expenses                 -               -            (601,116)
  Research and development                 -               -          (2,558,041)
  Purchased technology                     -               -            (690,000)
  General and administrative         (12,673)        (44,317)         (4,217,070)
  (Loss)/Gain from operations          7,327         (31,626)         (7,573,127)
  Interest, net                       (1,617)           (981)             82,059
  Lease commitment costs                   -               -            (315,000)
  Litigation costs                                         -             (99,242)
  Offering costs                           -               -            (334,946)
  Option compensation                      -               -            (219,375)
  Other income (cost)                      -               -             (23,034)
  Realized loss for decline
     in value of investment                -               -          (1,500,000)
  Gain on equipment sale                   -                              62,616
  Income recognized on                     -               -             293,606
     settlements
Total other income (cost)             (1,617)           (981)         (2,056,550)
Loss)/Gain before provision for
  (benefit from) income taxes
  and cumulative effect of
  change in accounting principle       5,710         (32,607)         (9,629,677)
Provision for income taxes                 -               -             343,873
(Loss)/Gain before cumulative
  effect of change in accounting
  principle                            5,710         (32,607)         (9,973,550)
Cumulative effect of change in
  accounting principle                     -               -             463,440
Net (loss)/gain                        5,710      ($  32,607)         (9,510,110)
                                 ===========     ===========          ==========
Weighted average shares            9,388,325       9,471,659           5,575,916
Total loss per share                  ($0.00)         ($0.00)             ($1.71)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the three Months Ended September, 1997 and 1996
         and the Cumulative Period from Inception to September 30, 1997
                                   (Unaudited)
                                   ----------

                                                                       Inception
                                               Three Months Ended       (October
                                                  September 30,         20, 1989)
                                                                    to September 30,
                                               1997         1996          1995
                                               ----         ----          ----
Cash flows from operating activities:
Net (loss)/Gain                             $  5,710     ($ 32,610)   ($ 9,510,110)
  Adjustments to reconcile net loss to
     net cash used in development
     activities:
   Depreciation and amortization               7,500         5,833         243,516
   Cumulative effect of change in                  -             -       ( 463,440)
      accounting principle
   (Gain) Loss on sale of assets                   -             -       (  38,704)
   Recognized loss on investment                   -             -       1,500,000
   Loss on extinguishment of debt                  -             -          42,000
   Common Stock issued in exchange for
      purchased technologies                       -             -         605,000
   Common Stock issued in exchange for
      services rendered                            -             -          95,012
   Common stock options issued in
      exchange of
      services rendered                            -             -          52,300
   Amortization of unearned                        -             -         140,625
      compensation
   Repricing of A Warrants                         -             -          78,750
  Changes in current assets:
   Cash held as collateral                         -             -               -
   Accounts Receivable                        (8,099)          371               -
   Inventories                                     -             -         (19,681)
   Other receivables                               -        (1,015)           (195)
   Prepaid expenses and other current              -          (632)           (180)
      assets
   Deferred tax asset                              -             -         463,440
   Other non-current assets                        -       (14,810)           (699)
  Changes in current liabilities:
   Accounts payable                             (828)        8,809         186,520
   Accrued expenses                            2,500        25,978         151,211
   Other liabilities                               -         4,248            (692)
                                            --------     ---------    ------------
Net cash used in operating activities       $  6,783     ($  3,828)   ($ 6,389,828)
                                            --------     ---------    -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Three Months Ended September 30, 1997 and 1996
         and the Cumulative Period from Inception to September 30, 1997
                                   (Unaudited)
                                    --------

                                                                     Inception
                                            Three Months Ended  (October 20, 1989)
                                               September 30,     to September 30,
                                              1997       1996          1995
                                              ----       ----          ----
Cash flows from investing activities:
  Purchase of collateralized mortgage
     obligations                                   -         -      (1,000,000)
  Proceeds from collateralized                     -         -       1,000,000
     mortgage obligations
  Purchase of fixed assets                         -         -        (333,187)
  Purchase of intangible assets                    -         -        (105,205)
  Proceeds from sale of assets            (        -)  (     -)     (        -)
                                          -----------  --------     -----------
Net cash used in investing activities     (        -)  (     -)       (248,650)
                                          -----------  --------     -----------
Cash flows from financing activities:
  Advances from and amounts due to
     stockholders                                  -         -         594,385
  Payments of advances from
     stockholders                                  -         -        (159,975)
  Notes receivable                                 -         -               -
  Notes payable                               (3,000)   (3,000)         86,530
  Issuance of common stock, net                    -     5,784       2,095,966
  Purchase of investments in
  issuance of common stock                         -         -      (1,500,000)
  Recapitalization                                 -         -       4,031,176
                                          -----------  --------     -----------
Net cash provided by investing
activities                                    (3,000)    2,784       6,651,082
                                          -----------  --------     -----------
Net increase (decrease) in cash               16,909    (1,044)         32,186
Cash at beginning of period                   15,277     1,200               -
                                          -----------  --------     -----------
Cash at end of period                      $  32,186   $   156      $   32,186
                                           =========   ========     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
     AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO SEPTEMBER 30, 1997

ITEM 1. Basis of presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

Three Months Ended September 30, 1997 and 1996

        For the three months ended September 30, 1997, the Company had revenues of $20,000, costs of goods sold of $0, no cell culture operation costs, no research and development expenses, general and administrative expenses of $12,673, interest expense of $1,617, no litigation costs, no gain on sale of equipment of and no income taxes resulting in a net gain of $5,710 compared to the three months ended September 30, 1996, in which the Company had revenues of $12,691, cost of goods sold of $0, no cell culture operations costs, no research and development expenses, general and administrative expenses of $44,317, interest expense of $981, no litigation costs, no gain on sale of assets, no income recognized on settlements, no other non-operating costs, no realized loss for decline in value of investment and no income taxes resulting in a net loss of $32,607.

        From October 20, 1989, the initial date of the Subsidiary's activity, through September 30, 1997, the Subsidiary had revenues of $516,396, cost of goods sold of $23,296, Cell culture operation expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,217,070, other costs in the aggregate of $2,056,550, income taxes of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby yielding an accumulated net loss of $9,510,110.

Liquidity and Capital Resources

        From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common and Preferred Stock. Since the Reorganization, the primary source of current capital is the Company's funds and revenues.

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

        BIORELEASE CORP.




November 12, 1997 By:  /s/ Richard F. Schubert
                           ------------------------------------------
                           Richard F. Schubert, Chairman and
                           Principal Financial Officer