Form 10KSB/A
period 1997-06-30
BIORELEASE CORP
filed 1997-11-24
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1

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

                                BIORELEASE CORP.
             (Exact name of Registrant as specified in its charter)

               340 Granite Street, 2nd Floor, Manchester, NH 03102 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:        (603) 641-8443

Securities registered pursuant to Section 12(b)of the Act: None
Securities registered pursuant to Section 12(g)of the Act: Common Stock, Class A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  See Item 13.

Transitional Small Business Disclosure Format (check one):  Yes _____ No __X__

      This report amends the registrant's annual report on Form 10-KSB for the fiscal year ended June 30, 1997 to make the following correction in the Financial Table appearing on page F-14, Item 7. Equity (Continued) under the heading "A Summary of the Company's stock option plans as of June 30, 1997 and 1996 and changes during the year:" Under "Options Granted to Service Providers, Options outstanding, June 30, 1995" the number 727,620 is corrected to read 1,727,620.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


7.   Equity (Continued)

     A summary of the Company's stock option plans as of June 30, 1997 and 1996 and changes during the year are presented below:

                                                                                       Options Granted to
                                Director Plan                Option Plan                Service Providers
                                -------------                -----------                -----------------
                                        Weighted                     Weighted                    Weighted
                               Number   Average             Number   Average            Number   Average
                                 of     Exercise              of     Exercise             of     Exercise
                              Options    Price             Options    Price            Options    Price
                              -------   --------           -------   --------          -------   --------
Options outstanding,
June 30, 1995                 107,500    $ 3.94            200,000    $ 4.14         1,727,620    $ 1.10
Granted                        30,000      0.17               -          -           1,191,700      0.10
                              -------                     --------                   ---------
Options outstanding,
June 30, 1996                 137,500      3.11            200,000      4.14         2,919,320      0.69
Granted                        30,000      0.17               -          -             375,000      0.09
Expired                       (10,000)      -             (200,000)      -             (50,000)      -
                              -------                     --------                   ---------
Options outstanding,
June 30, 1997                 157,500      2.75               -          -           3,244,320      0.69
                              =======                     ========                   =========

Currently exercisable         157,500      2.75               -          -           3,244,320      0.69
                              =======                     ========                   =========

     The range of exercise prices is $.06 to $7.50 as of June 30, 1997 and 1996.

     The weighted average fair value of the options granted during the years ended June 30, 1997 and 1996 is presented below:

                                                         1997           1996
                                                         ----           ----

      Director plan                                      $.10           $.08
      Option plan                                    Non Granted    Non Granted
      Options granted to service providers               $.11           $.07

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

                                BIORELEASE CORP.


Dated: October 31, 1997 By  /s/Richard F. Schubert
                               -------------------------------
                               Richard F. Schubert, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                 TITLE                   DATE


/s/Richard F. Schubert     Chairman,               October 31, 1997
   --------------------    Director and
   Richard F. Schubert     Principal Financial Officer



/s/Richard Whitney         Director                October 31, 1997
   --------------------
   Richard Whitney

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

Supplemental  Information  to be  Furnished  With  Reports  Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.