Form 10QSB
period 1997-12-31
BIORELEASE CORP
filed 1998-02-12
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                           Commission File No. 0-15260

                                Biorelease Corp.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                     88-0218411
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


      340 Granite St., Suite 200          Manchester, NH    03102
(Address of principal Executive offices)                  (Zip Code)


                                (603) 641-8443
                Issuer's telephone number, including area code

      Former name, former address and formal fiscal year, if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. 9,536,659 shares of common stock, par value $.01 per share as of February 2, 1998.

   --------------------------------------------------------------------------

      Transitional Small Business Disclosure Format (Check One)
Yes _____ No __X__

                                     1 of 10

                                BIORELEASE CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION                                           Page
                                                                       Number
                                                                       ------
Item 1.     Financial Statements

            Consolidated  balance  sheets  as of  December  31,
            1997 (unaudited) and June 30, 1997  . . . . . . . .          3

            Consolidated   Statements  of  Operations  for  the
            three  months and six  months  ended  December  31,
            1997  (unaudited)  and 1996  (unaudited),  and from
            October 20, 1989  (inception)  to December 31, 1997
            (unaudited) . . . . . . . . . . . . . . . . . . . .          4

            Consolidated  Statements of Cash Flows  for the six
            months ended December 31, 1997 (unaudited) and 1996
            (unaudited),  and from October 20, 1989 (inception)
            to December 31, 1997 (unaudited)  . . . . . . . . .          5

            Notes to Unaudited Financial Statements                      7

Item 2.     Management's  Discussion  and Analysis of Financial
            Condition and Results of  Operation . . . . . . . .          8

PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings . . . . . . . . . . . . . .         10
      Item 2.     Changes in Securities . . . . . . . . . . . .         10
      Item 3.     Defaults Upon Senior Securities . . . . . . .         10
      Item 4.     Submission  of Matters to a Vote of  Security
                  Holders . . . . . . . . . . . . . . . . . . .         10
      Item 5.     Other Information . . . . . . . . . . . . . .         10
      Item 6.     Exhibits and Reports on Form 8-K. . . . . . .         10

                                     2 of 10

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statement

                               BIORELEASE CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED BALANCE SHEETS
                     December 31, 1997 and June 30, 1997
                                   --------

                                                    December 31,     June 30,
      ASSETS                                            1997           1997
      ------                                        -----------      ---------
                                                    (Unaudited)

 Cash                                              $    12,834      $   15,277
 Accounts receivable                                         0           8,099
 Inventories                                            19,681          19,681
 Other receivables                                         195             195
 Prepaid expenses and other current assets                 180             180
                                                    ----------       ---------
      Total current assets                         $    32,890      $   43,432

 Equipment and leasehold improvements, net              14,187          18,987
 Intangible assets, net                                 22,147          32,347
 Other noncurrent assets                                   698             699
                                                   -----------      ----------
 Total assets                                      $    69,922      $   95,465
                                                   -----------      ----------
                                                   -----------      ----------
      LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable                                  $    99,103      $  116,397
 Deferred Revenue                                            -          20,000
 Accrued expenses                                      148,244         141,243
 Notes payable - stockholders, current                  53,575          58,575
 Income taxes payable                                    1,549           1,549
 Other current liabilities                                 818             818
                                                   -----------       ---------
 Total current liabilities                             303,289         338,582

 Notes payable - stockholder, long term                 14,955          14,955
 Notes payable - other, long term                       16,000          16,000
 Other liabilities                                      87,734          87,734
                                                   -----------       ---------
 Total liabilities                                     421,978         457,271
                                                   -----------       ---------

 Stockholders' equity:
   Common stock of $.01 par value,
   50,000,000 shares authorized, 10,086,659
       and 9,880,354 issued and 9,536,659 and
       9,430,354 outstanding at December 31,
       1997 and June 30, 1997                           99,381          99,216

      Additional paid-in capital                     9,110,133       9,110,298
      Stock warrants outstanding                             -               -
      Development stage accumulated deficit        ( 9,506,070)     (9,515,820)
        Stock subscription receivable              (    50,000)     (   50,000)
                                                   ------------     -----------
                                                   (   346,556)     (  356,306)
        Less: Treasury stock                       (     5,500)     (    5,500)
                                                   ------------     -----------
        Total stockholders' equity (deficit)       (   352,056)     (  361,806)
                                                   ------------     -----------
 Total  liabilities and stockholders' equity
 (deficiency)                                      $    69,922      $   95,465
                                                   ============     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                     3 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

     For the Three Months and Six Months Ended December 31, 1997 and 1996,
          and the Cumulative Period from Inception to December 31, 1997
                                    --------

                                  Three Months Ended          Six Months Ended
                                       December 31,               December 31,          Inception (October
                                  ------------------          ----------------             20, 1989 to
                                   1997         1996           1997          1996              1997
                                   ----         ----           ----          ----              ----
                               (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)       (Unaudited)

Revenues                       $   20,000    $  32,960      $    40,000   $  45,651       $    536,396
Cost of Goods Sold                      -    (     541)               -   (     541)      (     23,296)
                                ----------   ----------       ----------  ----------      -------------
   Gross Profit                    20,000       32,419           40,000      45,110            513,100
Operating expenses:
 Cell culture operations                -            -                -           -       (    601,116)
 Research and development               -            -                -           -       (  2,558,041)
 Purchased Technologies                 -            -                -           -       (    690,000)
 General and administrative    (   14,352)   (  33,390)       (  27,025)  (  77,707)      (  4,231,422)
 Other                                  -            -                -           -                  -
                               -----------   -----------      ----------  ---------       -------------
(Loss)/Gain from operations         5,648    (     971)          12,975   (  32,597)      (  7,567,479)
                               -----------   -----------      ----------  ----------      -------------
Other costs:
 Interest, net                 (    1,607)   (     981)       (   3,224)  (   1,962)           77,218
 Lease commitment cost                  -            -                -           -       (    315,000)
 Litigation costs                       -            -                -           -       (     99,242)
 Other income (costs)                   -            -                -           -       (     23,034)
 Gain(Loss) on sale of assets           -            -                -           -             62,616
 Offering costs                         -    (  30,396)               -           -       (    334,946)
 Option compensation                    -            -                -   (  30,396)      (    219,375)
 Income on settlements                  -            -                -            -           293,606
 Realized loss for decline
  in value of investment                -            -                -            -      (  1,500,000)
                               -----------   ----------     ------------   ----------     -------------
   Total other costs           (    1,607)   (  31,377)     (     3,224)   (  32,358)     (  2,058,157)
                               -----------   ----------     ------------   ----------     -------------
Income (loss) before  provision for (benefit  from) income taxes and  cumulative effect of change in accounting
 principle                          4,041    (  32,348)           9,751   (  64,955)      (  9,625,636)
Provision for income taxes             -             -                -           -       (    343,873)
                               -----------    ---------     ------------  ----------      -------------
Income (loss) before cumulative effect of
 accounting principle               4,041    (  32,348)           9,751   (  64,955)      (  9,969,509)
Cumulative effect of change in
 accounting principle                   -            -                -           -            463,440
                               -----------   ----------     ------------  ----------      ------------
Net income (loss)               $   4,041    ($ 32,348)       $   9,751   ($ 64,955)      ($ 9,506,070)
=================              ===========   ==========      ==========   ==========      =============
Weighted average shares         9,426,659    9,471,659        9,399,159   9,471,659          5,805,044
Income (Loss) per share               .00         (.01)            .00         (.01)             (1.64)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                     4 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

               For the Six Months Ended December 31, 1997 and 1996
          and the Cumulative Period from Inception to December 31,1997
                                   (Unaudited)
                                 ---------------

                                                             Inception
                                Six Months Ended         (October 20, 1989)
                                   December 31,            to December 31,
                               1997            1996             1997
                            ----------      ----------       ----------
Cash flows from
  operating
  activities:
Net (Loss)/Gain               $    9,751    ($ 64,957)     ($9,506,070)
  Adjustments to reconcile
  net loss to net cash used in
  development activities:
    Depreciation and
      amortization                15,000       12,816          251,016
    Cumulative effect of change
      in accounting principle       -            -          (  463,440)
    (Gain) Loss on sale of
      assets                        -            -          (   38,704)
    Recognized loss on
     investment                     -            -           1,500,000
    Loss on extinguishment
      of debt                       -            -              42,000
    Common stock issued
      in exchange for pur-
      chased technology             -            -             605,000
    Common stock issued
      in exchange for
      services rendered             -            -              52,300
    Common stock options issued
      in exchange of services
      rendered                      -            -              95,012
  Amortization of unearned
    compensation                    -            -             140,625
  Repricing of A warrants           -            -              78,750
  Changes in current assets:
    Cash - escrow                   -            -                -
    Accounts receivable            8,099    (  27,600)            -
    Other receivables               -       (   1,015)       (     195)
    Inventories                     -             541        (  19,681)
    Prepaid expenses and
      other current assets          -             210              180
    Deferred tax asset              -            -             463,440
    Other non-current assets        -       (       1)       (     698)
  Changes in current liabilities:
    Accounts payable           (  18,517)      39,576          168,831
    Deferred Revenue           (  20,000)        -                -
    Accrued expenses               8,224       37,387          156,935
  Other current liabilities         -            -              90,101
                               ----------   ----------    -------------
      Net cash  provided (used)
        In operating activities
                                   2,557    (   3,043)     ( 6,384,598)
                               ----------   ----------    -------------

Cash flows from investing activities:
  Purchase of government backed
    securities                      -            -         ( 1,000,000)
  Proceeds from collateralized
    mortgage obligations            -            -           1,000,000
  Purchase of fixed assets          -            -         (   333,187)
  Proceeds from sale of assets      -            -             189,742
  Purchase of intangible
    assets                          -        (  1,766)     (   105,205)
                               ----------   ----------    -------------
      Net cash used in
        investing activities        -       (   1,766)     (   248,650)
                               ----------   ----------    -------------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                     5 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENT OF CASH FLOWS For
                 the Six Months Ended December 31, 1997 and 1996
          and the Cumulative Period from Inception to December 31, 1997
                                    --------


                                                                   Inception
                                          Six Months Ended    (October 20, 1989)
                                             December 31,       to December 31,
                                          1997          1996          1997
                                       -----------   -----------   -----------
                                       (Unaudited)   (Unaudited)   (Unaudited)

Cash flows from financing activities:

  Advances from
    stockholders                             -             -          594,385
  Payments of advances
    from stockholders                        -             -        ( 159,975)
  Loans payable                              -           75,000          -
  Notes payable (paid)                   (  5,000)     (  6,000)       84,530
Issuance of common stock, net                -            5,784     2,095,966
  Purchase of investments in
   issuance of common stock                  -             -             -
Notes receivable                             -             -             -
Recapitalization                             -             -        4,031,176
                                         ---------     ---------   -----------

      Net cash provided
      by investing
      activities                         (  5,000)       74,784     6,646,082
                                         ---------     ---------   -----------

Net increase (decrease)
  in cash                                (  2,443)       69,975        12,834
Cash at beginning
  of period                                15,277         1,200          -
                                         ---------     ---------   -----------

Cash at end of period                   $  12,834     $  71,175   $    12,834
                                         =========     =========   ===========


Supplemental disclosure of non-cash transactions:

  Interest                                  3,224         1,962        77,218
  Marketable securities acquired
  through issuance of common
  stock                                      -             -             -

  Issuance of common stock
   for subscription receivable               -             -           50,000

  Liabilities repaid through
  issuance of common stock                   -            5,784       582,773



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                     6 of 10

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
               AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO
                                DECEMBER 31,1997

1.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

                                     7 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended December 31, 1997 and 1996

     For the three months ended December 31, 1997, the Company, including its subsidiary Biorelease Technologies, Inc. ("the Subsidiary") had revenues of $20,000. Cost of goods sold of $0, expenses of its cell culture operations of $0, research and development expenses of $0, costs for purchased technology of $0, general and administrative operation costs of $14,352, interest expense of $1,607, resulting in a net gain of $4,041, compared to the three months ended December 31, 1996 in which the Company had revenues of $32,960 consisting of $28,420 of continuing chondroitin sulfate licensing revenues, zero from grant research revenues, $4,540 from cell culture and cost of goods sold of $541, expenses of its cell culture operations of $0, research and development expenses of $0, no costs for purchased technology, general and administrative operation costs of $33,390, interest expense of $981, litigation costs of $0, income from the sale of assets of $0, costs related to terminated business combination and offering costs of $30,396, no option compensation charges, income recognized on settlements of $0 and income taxes of $0, resulting in a net loss of $32,348. The gain was attributed to a decrease in research and development and administrative costs. Also, $30,396 related to Private Placement offering costs and costs associated with a terminated business combination were charged to the three months ended December 31, 1996 as compared to $0 in the quarter ended December 31, 1997.

Six Months Ended December 31, 1997 and 1996

     For the six months ended December 31, 1997, the Company had revenues of $40,000, cost of goods sold of $0, no cell culture costs, no research and development costs, no purchased technology costs, general and administrative costs of $27,025, interest of $3,224, offering and termination costs of $0 and no income taxes resulting in a net gain of $9,751, as compared to the six months ended December 31, 1996 in which the Company had revenues of $45,651, cost of goods sold of $541, cell culture operation costs of $0, no research and development costs, no purchased technology costs, general and administrative operational costs of $77,707 interest expense of $1,962, litigation costs of $0, gain on sale of assets of $0, costs related to terminated business combination and offering costs of $30,396, option compensation expense of $0, income recognized on settlements of $0 and income taxes of $0 resulting in a net loss of $64,955. The net gain compared to the net loss the previous fiscal year's six months resulted primarily from the reduction of administrative costs and $30,396 related to Private Placement offering costs and costs associated with a terminated business combination charged to the six months ended December 31, 1996.

Inception (October 20, 1989) to December 31, 1997

     From October 20, 1989, the date of the Subsidiary's initial activity, through December 31, 1997, the Company had revenues of $536,396 cost of goods sold of $23,296, cell culture expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,231,422, interest income of $77,218, lease commitment cost of $315,000, litigation costs of $99,242, other costs of $23,034, gain on sale of assets of $62,616, offering cost of $334,946, Option Compensation of $219,375, income recognized on settlements of $293,606, realized loss for decline in value of investment of $1,500,000, income tax expense of $343,873 and a cumulative effect of change in accounting principle of $463,440, thereby resulting in an accumulated net loss of $9,506,070.

                                     8 of 10

Liquidity and Capital Resources

     From inception until the date on which the subsidiary was combined with the Company (the Reorganization), the Subsidiary's primary source of funds were the proceeds from private offerings of its Common Stock and Stock in the Subsidiary. Since the Reorganization, the primary source of capital has been the Company's funds and revenues. The Company continues to seek a company to combine with to increase its liquidity and asset levels and/or to contribute to the development of the Company's technologies.


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

      BIORELEASE CORP.



February 12, 1998        By:  /s/ Richard F. Schubert
                                  ------------------------
                                  Richard F. Schubert, Chairman and
                                  Principal Financial Officer

                                    10 of 10

FINANCIAL DATA SCHEDULE

BIORELEASE, CORP.

CURRENCY    US

FISCAL YEAR END                     JUN-30-1998
PERIOD START                        OCT-1-1997
PERIOD END                          DEC 31-1997
CASH                                12,834
SECURITIES                          -
RECEIVABLES                         185
ALLOWANCE                           -
INVENTORY                           19,681
CURRENT ASSETS                      32,890
PP & E                              80,700
DEPRECIATION                        66,514
TOTAL ASSETS                        69,922
CURRENT LIABILITIES                 303,289
BONDS                               -
PREFERRED-MANDATORY                 -
PREFERRED                           -
COMMON                              99,216
OTHER SECURITIES                    -
TOTAL LIABILITY AND EQUITY          69,922
SALES                               40,000
TOTAL REVENUES                      40,000
CGS                                 0
TOTAL COSTS                         0
OTHER EXPENSES                      27,025
LOSS PROVISION                      -
INTEREST EXPENSE                    3,224
INCOME TAX                          -
INCOME - PRETAX                     9,751
INCOME - CONTINUING                 -
DISCONTINUED                        -
EXTRAORDINARY                       -
CHANGES                             -
NET INCOME                          9,751
EPS-PRIMARY                         -
EPS-DILUTED                         -