Form 10QSB
period 1998-03-31
BIORELEASE CORP
filed 1998-05-14
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

                           Commission file No. 0-15260

                                Biorelease Corp.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       88-0218411
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


340 Granite Street, Suite 200, Manchester, NH                      03102-4004
---------------------------------------------                      ----------
 (Address of principal Executive offices)                          (Zip Code)

                                 (603) 641-8443
                 ----------------------------------------------
                 Issuer's telephone number, including area code

     Former name, former address and formal fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requiring for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. 9,736,659 shares of common stock, par value $.01 per share as of April 30, 1998.


     Transitional Small Business Disclosure Format (Check One)  Yes ___ No _X_

                                BIORELEASE CORP.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                            Page
                                                                          Number
Item 1.   Financial Statement                                             ------

          Consolidated Balance Sheets as of March 31, 1998 (unaudited)
          and June 30, 1997                                                   3

          Consolidated  Statements of Operations  for the Three Months
          and the Nine Months  ended March 31,  1998  (unaudited)  and
          1997  (unaudited),  and from October 20, 1989 (inception) to
          March 31, 1998 (unaudited)                                          4

          onsolidated  Statements  of  Cash Flows for the Nine  Months
          Ended March 31, 1998 (unaudited) and 1997  (unaudited),  and
          from  October  20,  1989   (inception)  to  March  31,  1998
          (unaudited)                                                         5

          Notes to Unaudited Financial Statements 7

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations 8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   9
Item 2.   Changes in Securities                                               9
Item 3    Defaults Upon Senior Securities                                     9
Item 4    Submission of Matters to a Vote of Security Holders                 9
Item 5.   Other Information                                                   9
Item 6    Exhibits and Reports on Form 8-K                                    9

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements


                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 1998 and June 30, 1997

                                                      March 31,      June 30,
                                                        1998           1997
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
ASSETS

Cash                                                  $   5,213      $  15,278
Accounts receivable                                         195          8,099
Inventories                                              19,681         19,681
Other receivables                                             -            194
Prepaid expenses and other current assets                   180            180
                                                      ---------      ---------
Total current assets                                  $  25,269      $  43,432
Equipment and Leasehold improvements, net             $  11,787      $  18,987
Intangible assets, net                                   17,047         32,347
Other noncurrent assets                                     698            698
                                                      ---------      ---------
Total assets                                          $  54,801      $  95,464
                                                      ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                      $  99,103      $ 116,397
Accrued expenses                                        108,263        114,561
Notes payable - stockholders, current                    46,100         73,530
Loans payable - other                                    27,500
Deferred Revenue
Income taxes payable                                      1,549          1,549
Other current liabilities                                 1,500              -
                                                      ---------      ---------
Total current liabilities                             $ 284,015      $ 353,537
Notes payable - stockholders, long term               $  14,955      $       -
Notes payable - other, long term                         16,000         16,000
Other liabilities                                        87,734         87,734
                                                      ---------      ---------
Total liabilities                                     $ 402,704      $ 457,271
Stockholders' equity:
Common stock of $.01 par value                        $ 102,996      $  99,216
  50,000,000 shares authorized, 10,286,659 and
  9,921,659 issued and 9,736,659 and 9,371,659
  outstanding at March 31, 1998 and June 30, 1997.
Additional paid-in capital                            9,133,767      9,110,297
Stock warrants outstanding                                    -              -
Development stage accumulated deficit                (9,529,166)     9,515,820)
Stock subscription receivable                           (50,000)       (50,000)
                                                      ---------      ---------
                                                      $(342,403)     $(356,307)
Less:  Treasury stock                                 $  (5,500)     $  (5,500)
                                                      ---------      ---------
Total stockholders' equity (deficit)                  $(347,903)     $(361,807)
                                                      ---------      ---------
Total liabilities and stockholders'
   equity (deficiency)                                $  54,801      $  95,464
                                                      ---------      ---------

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months and Nine Months Ended March 31, 1998 and 1997
           and the Cumulative Period from Inception to March 31, 1998

                                      Three Months Ended             Nine Months Ended             Inception
                                           March 31,                      March 31,            (October 20, 1989)
                                      1998           1997           1998            1997       to March 31, 1998
                                  ----------------------------------------------------------------------------------------
Revenues                           $  13,558       $  41,534     $  53,558       $  87,185         $  549,954
Cost of Goods Sold                         -           3,772             -           4,313            (23,296)
                                  ----------------------------------------------------------------------------------------
Gross Profit                          13,558          37,762        53,558          82,872            526,658
Operating Expenses:
    Cell culture operations                -               -             -               -           (601,116)
    Research and development               -               -             -               -         (2,558,041)
    Purchased technology                   -               -             -               -           (690,000)
    General and administrative       (26,929)        (57,927)      (53,955)       (135,634)        (4,258,354)
    Other                                  -               -             -               -                  -
                                  ----------------------------------------------------------------------------------------
Loss from operation                $ (26,929)      $ (20,165)      (53,955)        (52,762)        (7,580,853)
                                  ----------------------------------------------------------------------------------------
Other costs:
    Interest, net                     (9,725)           (981)      (12,949)         (2,943)            67,494
    Lease commitment cost                  -               -             -               -           (315,000)
    Litigation costs                       -               -             -               -            (99,242)
    Other income (costs)                   -               -             -               -            (23,024)
    Gain (Loss) on sale of assets          -               -             -               -             62,616
    Offering costs                         -               -             -         (30,396)          (334,946)
    Option compensation                    -               -             -               -           (219,375)
    Income recognized on settlements       -               -             -               -            293,596
    Realized loss for decline in
       investments                         -               -             -               -         (1,500,000)
                                  ----------------------------------------------------------------------------------------
Total Other Costs                     (9,725)           (981)      (12,949)        (33,339)        (2,067,881)
                                  ----------------------------------------------------------------------------------------
Income (Loss) before provision for
   (benefit from) income taxes and
   cumulative effect of change in
   accounting principle              (23,096)        (21,146)      (13,346)        (86,101)        (9,648,734)
Provision (credit) for income taxes                                                                   343,871
                                  ----------------------------------------------------------------------------------------
Income (Loss) before cumulative
   effect of accounting principle    (23,096)        (21,146)      (13,346)        (86,101)        (9,992,605)
Cumulative effect of change in
   accounting principle                                                                               463,440
                                  ----------------------------------------------------------------------------------------
Net Income (Loss)                    (23,096)        (21,146)      (13,346)        (86,101)        (9,529,165)
                                  ----------------------------------------------------------------------------------------
Weighted average shares            9,669,992       9,471,659     9,444,992       9,476,159          5,913,866
Income (Loss) per share                (0.01)          (0.01)       (0.001)          (0.02)             (1.61)


                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
       For the Three Months and Nine Months Ended March 31, 1998 and 1997
     and the Cumulative Period from Inception to March 31, 1998 (Unaudited)

                                           Nine Months Ended        Inception
                                               March 31,        (October 20, 1989)
                                           1998         1997    to March 31, 1998
                                      ----------------------------------------------
Cash flows from operating activities:
Net Loss                                $ (13,346)    (86,101)     (9,529,166)
Adjustments to reconcile net
   loss to net cash                             -           -               -
used in development activities:                 -           -               -
Depreciation and amortization              22,500      22,637         258,516
Cumulative effect of change in
   accounting principle                         -           -        (463,440)
(Gain) Loss on sale of assets                   -           -         (38,704)
Recognized loss on investment                   -           -       1,500,000
Loss on extinguishment of debt                  -           -          42,000
Common stock issued in exchange
   for purchased technology                     -           -         605,000
Common stock issued in exchange
   for services rendered                   20,500           -         115,512
Common stock options issued in
   exchange for services rendered           6,750           -          59,050
Amortization of unearned compensation           -           -         140,625
Repricing of A warrants                         -           -          78,750
Changes in Current Assets:                      -           -               -
Cash - escrow                                   -           -               -
Accounts receivable                         8,099     (21,729)              -
Other receivables                               -           -            (195)
Inventories                                     -       4,313         (19,681)
Prepaid expenses and other current assets       -         300            (180)
Deferred tax asset                              -           -         463,440
Other non-current assets                        -          (1)           (698)
Changes in current liabilities:
Accounts payable                          (17,295)     32,532          99,103
Accrued expenses                           (6,298)     38,250         108,263
Deferred Revenue                          (20,000)          -               -
Other current liabilities                   1,500           -         118,283
                                      ----------------------------------------------
Net cash used in operating activities   $   2,410      (9,799)     (6,463,522)
                                      ----------------------------------------------
Cash flows from investing activities:
Purchase of government backed
   securities                           $       -           -      (1,000,000)
                                      ----------------------------------------------
Proceeds from collateralized
   mortgage obligations                         -           -       1,000,000
Purchase of fixed assets                        -           -        (333,187)
Proceeds from sale of assets                    -           -         189,742
Purchase of intangible assets                   -      (4,266)       (105,205)
                                      ----------------------------------------------
Net cash used in investing
   activities                           $       -      (4,266)       (248,650)
                                      ----------------------------------------------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
       For the Three Months and Nine Months Ended March 31, 1998 and 1997
           and the Cumulative Period from Inception to March 31, 1998
                                   (Unaudited)

                                           Nine Months Ended        Inception
                                               March 31,        (October 20, 1989)
                                           1998         1997    to March 31, 1998
                                      ----------------------------------------------
Cash flows from financing activities
Advances from stockholders                     -            -          594,385
Payments of advances from stockholders         -            -         (159,975)
Loans payable notes payable              (12,475)      18,500           77,055
Issuance of common stock, net                  -            -                -
Purchase of investments in issuance
   of common stock                             -        5,783        2,174,744
Notes receivable                               -            -                -
Recapitalization                               -            -        4,031,176
                                      ----------------------------------------------
Net cash provided by investing
   activities                           $(12,475)      24,283        6,717,385
                                      ----------------------------------------------
Net increase (decrease) in cash         $(10,065)      10,218            5,213
                                               -            -                -
Cash at beginning of period               15,278        1,200                -
                                      ----------------------------------------------
Cash at end of period                      5,213       11,418            5,213
                                      ----------------------------------------------
Supplemental disclosure of
   non-cash transactions:
Interest                                $ 12,949        1,962          $67,494
Marketable securities acquired
   through issuance of common
   stock                                       -            -                -
Issuance of common stock for
   subscription receivable                     -            -           50,000
Liabilities repaid through
   issuance of common stock             $ 27,250        5,784          623,847


                   The accompanying notes are an integral part of the consolidated financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                For the Nine Months Ended March 31, 1998 and 1997
           and the Cumulative Period from Inception to March 31, 1998
                                   (Unaudited)

1.       Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.


2. On February 14, 1998, the Company came to agreement with Mr. George Lofink regarding a note due stockholder, total amount of principal and accrued interest due of $15,442. Payment in cash was made for $8,000 and 20,000 shares of common stock under Rule 144 will be issued in lieu of the balance of $7,442 remaining. As of March 31, 1998 these stock shares had not been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1998 and 1997

         For the three months ended March 31, 1998 the Company, including its subsidiary Biorelease Technologies, Inc. ("the Subsidiary") had revenues of $13,558 ($6,404 from Erythrogen sales and $7,154 from Baxter cooperative agreement) cost of sales of zero, no expenses for cell culture operation, no research and development expenses, no cost of purchase technology, general and administrative expenses of $26,929 and interest expense of $9,725, resulting in a net loss of $23,096. Compared with the three months ended March 31, 1997 the Company, including its subsidiary Biorelease Technologies, Inc. ("the Subsidiary") had revenues of $41,534 ($21,534 from Erythrogen TM and $20,000 from the Baxter cooperative agreement), cost of sales of $3,772, no expenses for cell culture operation, no research and development expenses, no cost for purchase technology, general and administration expenses of $57,927, and interest expense of $981 resulting in a net loss of $21,146.

Nine Months Ended March 31, 1998, and 1997

         For the nine months ended March 31, 1998 the Company, including its subsidiary Biorelease Technologies, Inc. ("the Subsidiary") had revenues of $53,558 ($6,404 from Erythrogen sales and $47,154 from Baxter cooperative agreement) cost of sales of zero, no expenses for cell culture operations, no research and development expenses, no cost of purchased technology, general and administrative expenses of $53,955 and interest expense of $12,949, resulting in a net loss of $13,346. Compared with the nine months ended March 31, 1997, the Company had revenues of $87,185, cost of goods sold of $4,313, no cell culture costs, no research and development costs, no purchased technology costs, general and administrative costs of $135,634, interest of $2,943, offering costs of $30,396 and no income taxes resulting in a net loss of $86,101.

Capital Resources

         The Company expects to operate within the limited cash flow generated by its product sales. In this scaled back configuration, the Company will focus on prepaid research at the University of New Hampshire and limited outside research to available cash. Depending on results of this limited research, the Company may be in a position to raise additional funds within the next several quarters.

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

    None.

Item 3.     Defaults Upon Senior Securities.

    None.

Item 4.     Submission of Matters to a Vote of Securities Holders.

    None.

Item 5.     Other Information.

On February 12, 1998, the Company announced it had signed a definitive agreement with XENIX Resources, Inc. (XENIX) for an exchange of shares, pursuant to which Biorelease Corp. (OTC-BRLZ) will acquire XENIX in a reverse acquisition. If the agreement is consummated, the currently outstanding BRLZ shares are proposed to be reverse split approximately 1 for 27, resulting in 356,000 post-reverse split shares, and BRLZ will then issue a total of 8,724,000 post-reverse split shares to XENIX's shareholders and others. Prior to closing, BRLZ will sell or spin off its biotechnology assets to benefit shareholders of record as of the record date to be set for approval of the XENIX acquisition. XENIX's management will assume control of the Company, which will change its corporate name to XENIX RESOURCES, INC. XENIX, headquartered in Birmingham, Alabama, is a leading supplier of high-grade metallurgical coal for industrial use and also produces steam coal for electric generation, for sale to utilities in the southern United States. XENIX's customers, in addition to numerous privately owned coking and industrial cement companies, include Alabama Electric Cooperative, Seminole Electric Cooperative, Gulf Power Company, and Mississippi Power Company. Historically, approximately 70% of XENIX's revenues have been generated from sale of its coking coal used in the production of high-grade steel for use in foundries and for the construction of buildings, bridges, etc. Derrell J. Chamblee, a 30-year veteran of the coal industry, founded XENIX, via its wholly owned subsidiaries, in 1989. As of and for the nine months ended September 30, 1997, XENIX had total assets of $19.4 million, a net worth of $4.2 million, and nine month revenues and net income of $14.6 million and $1.04 million, respectively (audited). Additional audited financial statements for XENIX have not been received by the Company. Completion of the reverse merger is subject to, among other things, shareholder approval by both the Company and XENIX, and the filing with the Securities and Exchange Commission and effectiveness of a proxy statement/prospectus. If and when the reverse merger is completed as agreed and subject to meeting all listing requirements therefore, the newly-reorganized company intends to file for a listing on the NASDAQ. XENIX has reported to the Company that XENIX's recent financial results are below expectations. The Company is in discussions with XENIX as to the possibility of modifying or terminating the definitive agreement. The Board of Directors of the Company has named Dr. Bruce Reeves, who was the Company's president from 1992 until December 1996, as interim President pending completion of the reverse merger.


Item 6.  Exhibits and Reports of Form 8-K

    None

SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         BIORELEASE CORP.





May 13, 1998      By: /s/ Richard F. Schubert
                          ------------------------------------------------
                          Richard F. Schubert, Chairman and
                          Principal Financial Officer