Form 10KSB
period 1998-06-30
BIORELEASE CORP
filed 1998-11-20
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the fiscal year ended June 30, 1998     Commission File No. 33-43976
   ---------------------------------------     ----------------------------
                  Delaware                              88-0218411
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       Incorporation or organization)

                                BIORELEASE CORP.
             (Exact name of Registrant as specified in its charter)

               340 Granite Street, Suite 200, Manchester, NH 03102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (603) 641-8443

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              Class A
                         Common Stock Purchase Warrants
                         ------------------------------

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has (2) been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( X )

                               Yes __X__ No _____

The aggregate market value of the voting common stock held by non-affiliates (1) of the registrant, based on the average of high bid ($ .02) and low bid ($ .01) prices of the Company's Common Stock as of October 15, 1998, is approximately $125,861. This is based upon an average of $.015 multiplied by the number of shares of Registrant's Common Stock held by non-affiliates (8,390,752 shares).

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 15, 1998 is 9,736,659 (which excludes 550,000 treasury shares).

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  See Item 13.

Transitional Small Business Disclosure Format (check one):  Yes _____ No __X__

                                 BIORELEASE CORP
                                   Form 10-KSB
                         Fiscal Year Ended June 30, 1998

                                Table of Contents

PART I

Item 1. Business:                                                             1
       General                                                                1
       The Subsidiary (Biorelease Technologies, Inc.)                         2
       Description of the Subsidiary's Technologies                           2
       ErythrogenTM Cell Culture Product and Business Opportunity             3
       ErythrogenTM Manufacturing, Sales and Marketing                        4
       Competition                                                            4
       Research and Development Policy                                        5
       Patents and Proprietary Technology                                     5
       Employees & Outside Consultants                                        5
Item 2. Properties:                                                           6
Item 3. Legal Proceedings                                                     7
Item 4. Submission of Matters to a Vote of Security Holders                   7

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.   7
Item 6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations:                                               8
       Results of Operations                                                  8
       General                                                                8
       Year Ended June 30, 1998 compared to the Years Ended June 30, 1997     8
       Liquidity and Capital Resources                                        9
       Dividend Policy                                                        9
       Effect of Inflation                                                    9
       Litigation and Related Matters                                         9
Item 7. Financial Statements                                                  9
Item 8. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures.                                              10

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   11
        Compliance with Section 16(a) of The Securities Exchange Act of 1934 12
Item 10. Executive Compensation                                              13
Item 11. Security Ownership of Certain Beneficial Owners and Management      15
Item 12. Certain Relationships and Related Transactions                      16
        The Reorganization                                                   16
        The Company                                                          16
        The Subsidiary                                                       18
        The Selling Securityholders' Offering                                19
        The Exchange Offering                                                19
        Terminated Public Offering                                           19
Item 13. Exhibits and Reports on form 8-K.                                   19
        Reports on form 8-K                                                  19
        Exhibits                                                             19
        Exhibits incorporated by reference                                   20
SIGNATURES                                                                   21
SUPPLEMENTAL INFORMATION AND EXHIBITS                                        22

PART I

Item 1.       Business

General

     The Company, Biorelease Corp. ("BIO") including its biotechnology subsidiary, Biorelease Technologies, Inc. (the "Subsidiary"), is a development stage company. The Subsidiary holds technology and patents in the field of blood substitutes and sustained release drug delivery technology based on chondroitin sulfate. Dr. R. Bruce Reeves, formerly the Company's President and CEO, resigned effective October 4, 1996 as an officer and Director of the Company. Dr. Leon Gauci was named President of the Company's subsidiary on January 13, 1997 and served in that capacity until June 30, 1997. R T Robertson Consultants, Inc., a corporation wholly-owned by members of Dr. Reeves' family, entered into a consulting agreement with the Company's subsidiary to oversee the business activities of the Company's subsidiary through June 30, 1997. Dr. Maybury, a founder of the Company, resigned as a director effective September 30, 1997. On February 11, 1998 Dr. Reeves was appointed as acting President of the Company until a successor is qualified and elected.

     The Subsidiary began its biotechnology activities in 1989 by acquiring the hemoglobin stabilization and processing technologies of Oxygenetics, an early stage California based company to allow Biorelease to become a participant in the $3 to $5 billion synthetic blood business. The Subsidiary's founders included Richard Schubert, the Company's present Chairman, then President of the American Red Cross, Dr. R. Bruce Reeves and Dr. Paul Maybury, a Director until September 30, 1997. The Subsidiary subsequently acquired sustained release drug delivery technology based on chondroitin sulfate in order to expand its business franchise into other therapeutic areas. Drug delivery has become one of the fastest growing areas in the pharmaceutical industry with companies increasingly turning to novel delivery systems to extend the patent life of existing drugs, increase product portfolios, enhance safety and efficacy, reduce unwanted side-effects, improve patient compliance and maintain product sales against competition. Products utilizing novel drug delivery technologies have already captured a significant share of several therapeutic markets and some systems may be able to provide new therapies by modifying the activity of existing compounds.

     The Company became listed on NASDAQ (Small cap) in 1992 following a business combination with the Subsidiary. The Company's stock was delisted in April, of 1994 for failing to meet net asset requirements and its stock has since been trading on the OTC Electronic Bulletin Board. During the fourth quarter of this past fiscal year, NASDAQ changed the Company's trading symbol from BREL to BRLZ.

     The Company has invested approximately nine million dollars ($9 million) in the Subsidiary's technologies including support and administrative expenses. By mid 1994, following the delisting, it was clear that the Company's ability to raise capital was insufficient to allow it to become a self-standing synthetic blood producer in light of the large costs necessary to bring such a product to market. For the past three fiscal years the Company has operated without employees, using consultants and research affiliations to conduct limited research on the Company's technologies.

     On October 8, 1996, the Company's Board of Directors announced it had executed a letter of intent for the proposed acquisition of TheraMed Partners, Inc. ("TheraMed"), a then recently formed, privately-held company focusing on acquiring and consolidating late-stage biotechnology companies and pharmaceutical synergistic technologies. The letter of intent provided the general terms and conditions of a proposed acquisition of TheraMed by the Company, whereby the management of TheraMed would receive a substantial interest in BIO. When taken together with shares held by existing management and directors of the Company, TheraMed stockholders and the Company's then existing management and directors together would hold a controlling interest in BIO following the acquisition. In February 1997, the Company terminated the Stock Purchase Agreement with TheraMed. Under the terms of the termination, the Company agreed to reimburse TheraMed for up to $27,500 advanced by TheraMed to the Company during the pendency of the acquisition.

     The Subsidiary received notice from Baxter Healthcare Corp. that effective January 1, 1998, Baxter would not renew its exclusive licensing rights to the Subsidiary's chondroitin sulfate technology for blood substitutes but rather convert to a non-exclusive license. With the loss of future Baxter exclusivity payments and the lack of adequate working capital necessary to exploit the Subsidiary's technology, the Company expects to offer for sale, either the entire Subsidiary (subject to Subsidiary liabilities) or to find a buyer for each of the separate technologies owned by the Subsidiary. There is no assurance that a suitable purchaser can be found. On February 19, 1998, the Company announced that it had signed a definitive agreement to acquire Xenix Resources, Inc., a privately owned Alabama corporation, pursuant to which the Company will acquire Xenix in a reverse acquisition. A Proxy Statement was prepared shortly thereafter describing this transaction. On April 15, 1998, before this Proxy Statement was filed,. Xenix notified the Company that it had experienced material adverse change in its financial condition. The Company did not file the Proxy Statement but has continued to pursue the closing of this transaction, subject to finding satisfactory financial performance by Xenix during the intervening period. Absent moving forward with the Xenix transaction, BIO will continue to seek acquisition or reorganization candidates that can benefit from the Company's publicly traded status.

The Subsidiary (Biorelease Technologies, Inc.)

     Since acquisition by the Company in 1992, the Subsidiary has focused on development and promotion of its proprietary hemoglobin based cell-culture additive, ErythrogenTM, along with developing applications of its sustained release drug technology. During fiscal year 1993, the Subsidiary began to generate minimal revenues ($7,942) from the first sales of ErythrogenTM in non-FDA regulated applications. ErythrogenTM sales were $15,121 and $21,705 during the years ended June 30, 1998 and 1997, respectively and $161,434 from inception to June 30, 1998. The Subsidiary received $47,157 in fiscal 1998 and $81,518 during the year ended June 30, 1997 for licensing revenues inclusive of patent cost reimbursement from Baxter Healthcare (see Next Paragraph) related to their use of chondroitin sulfate drug delivery for blood substitutes. At this time, the Subsidiary has no products approved by the FDA or in clinical trials and does not intend to conduct clinical trials or to develop a pharmaceutical marketing unit; rather, it plans to establish collaborations for these purposes with strategic partners that have sufficient expertise and resources.

     The Subsidiary has invested development resources into two core proprietary technologies: hemoglobin stabilization and sustained drug release technology based on chondroitin sulfate. The Subsidiary's cell culture additive, ErythrogenTM, uses hemoglobin stabilizing technology to produce a proprietary cell culture additive. The Subsidiary has discontinued direct promotion of ErythrogenTM to the research and laboratory markets because of the high cost of promotion. Instead, the Subsidiary is focusing on industrial applications. It has completed an application study with a supplier of hollow core bioreactors to demonstrate the benefit of ErythrogenTM in the production of pharmaceuticals. From August, 1994 to December, 1995 the Subsidiary received financial support to demonstrate the benefit of its chondroitin sustained release technology as applied to a blood substitute product under development by Baxter Healthcare (Baxter). The Company was given notice that these exclusive licensing rights held by Baxter Healthcare would not be renewed after December 31, 1997, instead converting into a non-exclusive license resulting in cessation of future payments. Through June 30, 1998, the Company received $355,620 of revenues under the agreement.

     Since closing its research facilities in June 1995, the Subsidiary's primary research activities are being conducted at the University of New Hampshire ("UNH") pursuant to a research agreement. Research at UNH has focused on cell culture application development of ErythrogenTM. With the conversion of the Baxter agreements from exclusive basis to non-exclusive basis and resultant loss of exclusivity payments therefrom, the Company expects to seek a buyer of either the Subsidiary or its respective technologies.


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

              CHONDROITIN SULFATE SUSTAINED DRUG RELEASE TECHNOLOGY

     While the subsidiary was pursuing its own blood substitute product, it acquired a sustained release drug delivery technology based on chondroitin sulfate, a naturally occurring compound found in the cartilage tissue of all cartilage containing animals (including humans). This technology, patented in the U.S. and abroad, has been applied by the subsidiary to a number of drugs and biological compounds with the effect of extending the drug's in vivo dwell time. This technology has received development support from Baxter Healthcare and resulted in an initial licensing agreement in April 1996 with Baxter for
Baxter's blood substitute application, such recently revised to become non-exclusive. Chondroitin sulfate enjoys key advantages that differentiate it within the drug delivery marketplace. Unlike a number of competitive drug delivery technologies, chondroitin sulfate is naturally occurring in the body, is highly biocompatible and is readily available from a number of natural sources. The subsidiary has complexed chondroitin sulfate, derived from bovine sources, to various drugs and proteins. Commercial applications could enable the Subsidiary to participate, with corporate partners, in a new generation of sustained-release drug delivery applications for the pharmaceutical industry with emphasis on large dose and chronically used drugs, actively competing in a drug delivery market that is currently estimated at tens of billions of dollars. Because of the limited working capital position of the Company, the Subsidiary will seek either a buyer for this technology or find a partner willing to provide the resources to develop this technology further.

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

ErythrogenTM Cell Culture Product and Business Opportunity

     The Subsidiary's focus, in the non-regulated biologics industry, has been to develop a cell culture product by creating an additive based on its blood gas technology for the cell culture additive market. Cell culture is the process by which living cells (bacterial, plant, yeast, insect, and mammal) are propagated in a controlled environment (medium). Cell culture is maintained at the proper bath temperature and supplemented with nutrients and salts, and is utilized by the pharmaceutical and biotechnology industries to generate recombinant products. Agents that enhance the efficiency and productivity of cell culture can be developed for markets that are both sizable and independent of FDA clinical trials. Fetal bovine serum (FBS), the serum component of blood obtained from calf fetuses, is the cell culture additive used most commonly (represents approximately 50% of the additive market) to provide nutrition and enhance the growth of cells. Cells grown in culture can be used to produce biological materials including antibiotics, antibodies, biopesticides, and genetically engineered proteins and viruses.

     In academic and industrial laboratories, cells are propagated in vessels ranging from plastic flasks to large stainless steel bioreactors. Cells can be maintained more easily in flasks in research laboratories. Scale-up of cell cultures into large volume spinner/shaker flasks and bioreactors has encountered difficulty in supplying oxygen uniformly to high-density cell cultures. No method has been wholly satisfactory in addressing this problem. Biorelease has developed purified, stabilized tetrameric hemoglobin that utilizes hemoglobin's oxygen carrying capability to increase the oxygen delivery to cells contained in the media. ErythrogenTM enhances the growth of cultured cells, especially those of high-density cultures and reduces the amount of nutrients that must be added. Most importantly, ErythrogenTM significantly increases protein expression and production.

     At the July 1994 XI Congress of International Society for Artificial Cells, Blood Substitutes, and Immobilization Bio-technology Dr. Tony Goffe, of Unisyn Technologies Corporation, a supplier of bioreactor equipment and media products to the cell culture industry, reported results showing ErythrogenTM's efficacy in mammalian cell types (3C11 Hybridoma and 1581 Monoclonal antibodies). In this significant study, Unisyn reported ErythrogenTM increased protein production for both monoclonal antibodies and hybridoma cells in their hollow core bioreactors by a factor of 80% compared to control media without ErythrogenTM added. Furthermore, Unisyn compared ErythrogenTM to other oxygen carriers, including perfluorocarbons and blood substitutes. ErythrogenTM showed substantially higher activity than any other carrier studied. In the Company's fiscal year ended June 30, 1996, under a cooperative research grant from the State of New Hampshire, researchers confirmed broad stimulative effect on a variety of mammalian cell lines including normal human epidermal keratinocytes (NHEK), the cells which make up skin tissue. In addition to the possible use in cosmetics, this research may lead to products for wound healing and burns (see previous discussion relating to blood gas technology).

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

     The subsidiary commenced small-user sales of ErythrogenTM in the research market several years ago. Revenues from research sales of ErythrogenTM have been modest ($150,507 to date).

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

Competition

     (a)ErythrogenTM's initial testing indicates that ErythrogenTM increases cell densities and reduces cell doubling time and increases protein production when added to insect and mammalian cell culture media. Management believes that these results stem, in part, from ErythrogenTM 's ability to increase the amount of available oxygen for cell utilization and, possibly, decrease the level needed of certain additives such as FBS. ErythrogenTM technically does not compete with FBS because it is a supplement to and not a replacement for FBS. The Subsidiary knows of no other commercially available cell culture additives that provide oxygenation to culture media; however, a number of biotech companies have the capability to produce similar products. Management believes that, the Subsidiary's patent position for hemoglobin stabilization will limit the degree to which these companies could sell similar products. The Subsidiary has received notice of allowance from the European Patent Office of foreign allowance. With any culture media supplement, broad customer acceptance will be a factor of the number of cell lines enhanced by the substance, the product's shelf life and cost, and its biological activity or other such features as might affect or characterize its performance. The Subsidiary generally will compete with manufacturers and suppliers of cell culture media supplements, and there continue to be other products in development that may compete directly with those of the Subsidiary. Most of the Subsidiary's competitors have greater financial and personnel resources than the Subsidiary. In the event that a competitor produces a comparable product, no assurance can be given that the Subsidiary will be able to successfully compete.

Research and Development Policy

     Ongoing Research and Development is important to the Subsidiary's ability to provide marketable technology that keeps pace with the rapid technological change associated with the biotechnology and pharmaceutical industries. The Subsidiary is committed to continuing collaborative research to extend the existing uses of ErythrogenTM and to develop other cell culture uses related to the hemoglobin stabilization technology. During the fiscal years ended June 30, 1995 and 1994, the Subsidiary spent $230,444 and $654,019 and, respectively, on research and development on its hemoglobin and chondroitin technologies. The research at University of New Hampshire was the only work undertaken during the past two fiscal years (1998 and 1997). From October 1989 to June 30, 1998, the Subsidiary spent $2,558,041 on research and development (not including $690,000 to purchase these two technologies).

     Pursuant to an agreement with the University of New Hampshire, UNH conducted research on the application development of ErythrogenTM for mammalian cells. Pursuant to the UNH Cooperative Agreement, which commenced December 19, 1994 and ran through December 31, 1997, the Subsidiary contributed $175,000 of "in kind" matching expenditures plus contributing $34,000 of equipment to UNH for research. The Agreement also called for funding, to the level of $50,000 contributed by the state of New Hampshire. The agreement ended December 31, 1997.

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

Patents and Proprietary Technology

     The Company's success in achieving significant value for its technologies will depend, in part, on its ability to obtain, maintain and defend patents, protect trade secrets and operate without infringing the patent rights of others both in the United States and in other countries. The Subsidiary holds United States patents as follows. "Stabilization of Proteins and Peptides By Chemical Binding with Chondroitin" (1986), "Chondroitin Drug Complexes" (1984), a Canadian patent for "Method for Protein Stabilization" (utilizing Chondroitin)
(1991) and a European allowance related to its hemoglobin technology for "Continuous Processes for Modifying Biologically Active Materials and the Products Therefrom" (1992). The Subsidiary received notice of allowance in 1996 from the European Patent Office (EPO) for European applications of a patent for its hemoglobin stabilization blood gas technology used in producing ErythrogenTM and possible therapeutic applications. (See the discussion of Blood Gas Technology.) Subject to available working capital, the Subsidiary has proceeded to develop patent coverage in several European countries under this approval. The patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. There is a substantial backlog of biotechnology patent applications at the United States Patent and Trademark Office. No consistent policy has emerged regarding the breadth of claims covered in biotechnology patents. The patent protection for chondroitin stabilization extends through 2003 in the U.S. There can be no assurance that any issued patents will provide the Company with competitive advantages or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Furthermore, there can be no assurance that others will not independently develop similar products, will not duplicate any of the Company's proposed products or, will not design around Company patents. The prosecution or defense of patent infringement litigation, if required, could involve the commitment of substantial management time and financial resources of the Company. The loss or challenge of any of the Company's patents may have a material adverse effect on the Company's current and proposed operations. Also the Company's working capital deficiency could impact the Company's ability to pursue and maintain its patents.

Employees & Outside Consultants

     From  August  1994 until March 31,  1996,  the  Company  had one  full-time employee, Dr. R. Bruce Reeves, the Company's President (see Part iii, item 10 and 11). Effective April 1, 1996 the Board of Directors retained R T Robertson Consultants, Inc. as consultants to the Company, including the services of Dr. Reeves. Dr. Reeves continued to serve through October 4, 1996 as a Director and President of the Company. R T Robertson Consultants, Inc. agreed to consult for the Subsidiary for up to six months through June 1997. On February 11, 1998 the Company appointed Dr. Reeves as acting President of the Company until a successor is elected and qualified. The Company engages certain other consultants on a part-time and/or as needed basis. During this past year, the Company engaged no technical consultants on a regular basis. Dr. Victor Chan, formerly a senior manager of the Company coordinates technical activities. Dr. Hiroshi Mizukami consults in the area of hemoglobin research and Dr. Tony Goffe consults in the area of ErythrogenTM applications and continuing cell culture development. All remain available to the Company on an as needed basis. Dr. Leon Gauci served as President of the Subsidiary from January 1997 through June 30, 1997. Due to the Company's current financial position and lack of significant revenues, the Company expects to continue this mode of operation for the near future.

     The Company has always utilized scientific advisors and technical consultants with recognized expertise in areas relevant to the development of the Company's technologies and proposed products. From time to time, the Company consults with other outside advisors individually on issues of research, development and planning. The Company has separate arrangements with each outside consultant. Generally, outside consultants are given stock options and consulting fees and are reimbursed for expenses. During the years ended June 30, 1998, and 1997, the Company paid $6,000 and $48,088 in expenses to Technical Consultants and Scientific Advisors. As of the date hereof, past and current Scientific Advisors and Technical Consultants own an aggregate of 56,984 Shares of the Company's Common Stock and 670,000 options to purchase a like number of shares at prices ranging from $.07 to $6.00 per Share. All outside Consultants are employed by employers other than the Company and may have commitments to or consulting or advisory arrangements with other entities that may limit their availability to the Company. Some of these entities may also be competitors of the Company. Where a conflict of interest arises, while the conflict may not be resolved to the benefit of the Company, each consultant or advisor has agreed not to divulge any information that is proprietary to the Company. Although Consultants may devote substantial time and effort on behalf of the Company, no individual is expected to devote more than a small amount of time to the Company's business.

     Information relating to Scientific Consultants follows:

     HIROSHI MIZUKAMI, Ph.D., has been a Professor of Biological Sciences at Wayne State University in Detroit, Michigan since 1974. He holds a Ph.D. in Biophysics from the University of Illinois. Dr. Mizukami consults with the Company on researching the properties of hemoglobin and chondroitin sulfate analogues.

     VICTOR T. CHAN, Ph.D., serves the Company as a Consultant. Dr. Chan joined the Company in March, 1993 and served on a full time basis as Director of Analytical Chemistry and through September, 1994 as Director of Laboratory Operations. Effective October 1994, Dr. Chan became a part time consultant to the Company. Dr. Chan was with Ares Serono Group for five years and was instrumental in setting up their protein chemistry group to provide analytical support for process development activities and pilot production. Dr. Chan has experience in both new product discovery and structure-function determination of recombinant proteins and naturally derived products. Dr. Chan received his Ph.D. from MIT in 1986 and later served as a postdoctoral fellow at Dana Farber Institute (Harvard Medical School).

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

Item 2. Properties

     Since October 20, 1997 the principal offices are located at 340 Granite Street, Suite 200, Manchester, NH. 03102, (603) 641-8443. This location, in an in-town multi-tenant office building, allows R T Robertson Consultants, Inc. to provide, on a contract basis, the administrative functions of the Company and the Subsidiary and technical support and shipping for the ErythrogenTM product line. The Company has no laboratory facilities at present, instead utilizing facilities at the University of New Hampshire on an as needed basis. The Company expects to reimburse Robertson for an allocated portion of the facilities used. From June 1995 through October 1997 the Company rented office facilities at 10 Chestnut Drive, Unit D, Bedford, NH 03110. The Company relocated from its former facilities at 8A Industrial Way, Salem, New Hampshire 03079 in June of 1995 (see "Item 3. Legal Proceedings").

Item 3. Legal Proceedings

     Except as set forth below, the Company is not presently a party to any material litigation.

     On May 17, 1994, Mr. Lofink, a shareholder and former employee of the Subsidiary, filed a law suit in Superior Court in California to recover certain, then remaining, sums due (approximately $40,000), relating to his former employment. In April, 1995 the Company entered into a court approved settlement with Mr. Lofink in the amount of $43,475 calling for payment of $5,000 upon signing and $1,000 monthly until December, 1996 when any remaining balance was to become due. This agreement was further amended in fiscal 1996 to provide for an extension in the due date to December 1997 by the Subsidiary continuing to pay $1,000 monthly through this extended period. In February, 1998 the Company paid $8,000 and agreed to issue 20,000 of its shares in final settlement of this obligation. The Company has accrued $1,000 on its financial statements to reflect this stock issuance (see Item 7 - Notes to Financial Statements).

Item 4. Submission of Matters to a Vote of Security Holders

     During the past four fiscal years no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

     (a) Market Information -- The principal U.S. market in which the Company's common shares are traded (all of which are of one class, $.01 par value Common Stock) is the Over-the-Counter market. In August 1986, the Company completed its initial public offering. In April 1991, the Company issued 450,000 Class A common stock purchase warrants, 400,000 of which have been exercised. The Class A common stock purchase warrants was exercisable at $1.375 per Share and expired July 5, 1995. The Common Stock was listed for trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "BREL" until April 27, 1994 (excluding from February 28, 1994 through March 17, 1994), at which time it was delisted. The Company's common Stock is traded in the Over-the-Counter market and is listed on the OTC Bulletin Board. In July 1997 NASDAQ assigned the Company a new symbol "BRLZ". On October 15,
1998, the average between the high and low reported bid price of the Common Stock on the OTC Bulletin Board was $.015 per Share. The following table sets forth the range of quoted high and low bid prices of the Company's Common Stock on a quarterly basis for the fiscal years ended June 30, 1998 and 1997, as reported by the National Quotation Bureau. These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                               Bid Price                                           Bid Price
Fiscal 1998                  Low      High      Fiscal 1997                      Low     High
-----------                  ----     ----      -----------                      ---     ----
First Quarter,                                  First Quarter
Ended September 30, 1997    $ .08   $ .115      Ended September 30, 1996       $ .125    $ .16
Second Quarter,                                 Second Quarter
Ended December 31, 1997     $ .03    $ .08      Ended December 31, 1996         $ .08    $ .14
Third Quarter                                   Third Quarter
Ended March 31, 1998        $ .03   $ .055      Ended September 30, 1997        $ .09    $ .09
Fourth Quarter                                  Fourth Quarter
Ended June 30, 1998        $ .035    $ .07      Ended June 30, 1997             $ .13    $ .13

     (b) Holders -- The number of record holders of the Company's Common Stock as of June 30, 1998 was 1,719 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding was 9,736,659 shares of common stock excluding 550,000 shares held in treasury as of June 30, 1998.

     (c) Dividends -- The Company made a dividend distribution of shares of Vegas Chips, Inc. in January 1992. However, the Company has not declared any cash dividends since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate increased growth.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations1

Results of Operations

General

     In April, 1994, following a failed financing and delisting by NASDAQ for failure to maintain required asset levels, the Company experienced a severe cash flow shortage and had to severely curtail its funding of the Subsidiary as such resources were being used to fund research on the Subsidiary's technologies. In May 1994, the Company terminated substantially all remaining laboratory personnel, professional staff and administrative personnel except for Dr. Chan and Dr. Reeves. Since that time, the Company and the Subsidiary has focused only on ErythrogenTM sales activities and confidential research related to chondroitin sulfate sustained release sponsored in part by Baxter Healthcare.

     In June, 1995, because of continuing cash flow shortages and defaults under the Subsidiary's facility lease and equipment lease, all laboratory operations of the Subsidiary were terminated and the remaining Subsidiary staff were laid off. Late in June 1995 the Company moved to facilities in Bedford, NH. In October 1997 the Company moved to its current location in Manchester, NH. As a part of this consolidation, the Subsidiary sold all non-essential equipment, destroyed all non-essential inventory of ErythrogenTM and settled its outstanding lease obligations with both its equipment and facilities lessors. The Subsidiary also reached settlement with a number of the Subsidiary's creditors by issuing stock in the Company in exchange for creditor releases (see Financial Statements at Note 6). Currently, the Subsidiary continues to maintain inventory of ErythrogenTM, its cell culture additive product, in order to provide for supply of the product to existing and new customers.

     Other than possible licensing opportunities, therapeutic products which may be derived from the Subsidiary's technologies are years away from market introduction and will require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval and additional resources the Subsidiary presently does not possess. See "Item 1. Business."

     Sales from ErythrogenTM for the year ended June 30, 1998, and 1997, were $8,717 and $26,265, respectively. During year end June 30, 1995 the Subsidiary ceased promoting direct sales to research and laboratory markets because of the extremely high promotion costs necessary to access these markets. Instead, the Subsidiary has focused on supplying a single industrial client, which incorporates ErythrogenTM in a proprietary media.

     In 1995, the Subsidiary obtained its first significant sponsored research revenues. This revenue amounted to $47,154 in 1998 and $81,519 in 1997. Chondroitin sulfate sales were $6,404 in 1998 and $0 for 1997. Other revenues were $550 in 1998 and $1,500 in 1997. Total revenues were $62,825 in 1998 compared to $109,284 for the year ended June 30, 1997. Because of the closing of the Subsidiary's laboratory facilities, it is unlikely sponsored research will continue until the Subsidiary re-establishes new laboratory facilities, if ever. Following its restructuring and consolidation, the Subsidiary has and will continue to focus on industrial ErythrogenTM sales and continue to pursue licensing and/or sale of its chondroitin sulfate therapeutic sustained release drug technology. The Company expects to seek a buyer of either the Subsidiary or it's respective technologies.

Year Ended June 30, 1998 compared to the Year Ended June 30, 1997

     For the year ended June 30, 1998 the Company, including the Subsidiary, had revenues of $62,825, cost of revenues of $2,041, research and development costs of $0, purchased technology costs of $0, general and administrative costs of $63,117, interest expense of $8,435 and $1,500 in offering costs and no income taxes. This resulted in a net loss of $12,268 for the year ended June 30, 1998 as compared with the year ended June 30, 1997, in which the Company, including the Subsidiary, had revenues of $109,284 cost of revenues of $7,999 general and administrative costs of $168,765, interest expense of $6,909, $43,512 of costs related to a terminated public offering, income recognized on settlement of liabilities of $13,096 and $0 income taxes resulting in a net loss of $104,805.

The decrease in loss for year ended June 30, 1998 compared to the previous fiscal year's loss resulted, primarily, from the elimination of the cell culture operations, the suspending of research activities and reduced laboratory operations, reduced general and administrative expenses and decrease in costs associated with a terminated public offering. This difference is especially apparent when the Loss from Operations is compared, namely $2,333 for 1998 verses $67,480 for 1997.

     Other non-operational expenses have decreased in the aggregate to $9,935 in 1998 as compared to $37,325 in 1997. This decrease is primarily attributed to the termination of the Baxter agreement and decreased general and administrative costs.

Liquidity and Capital Resources

     From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common Stock and Stock in the Subsidiary. Since the Reorganization, the primary source of capital has been the Company's funds.

     At June 30, 1998, the Company had negative working capital of $253,664 as compared with the Company's negative working capital of $295,150 at June 30, 1997. The change in the Company's working capital between June 30, 1998 and June 30, 1997 is attributable to settlements.

     During fiscal years 1998 and 1997, the Company benefited from the exclusive licensing agreement relating to research revenues from the Company's sustained release technology sponsored by Baxter Healthcare. This exclusive agreement ended December 31, 1997. The Company is actively seeking a buyer for the Subsidiary's technologies and is actively seeking candidate companies that could benefit from the Company's publicly traded status and possible reorganization. The Company can give no assurance that these activities will be successful.

     The drastic restructuring of its operations during the past four years has allowed the Company to operate at significantly lower expense levels than those of the previous years. Revenues from ErythrogenTM sales, have exceeded direct costs for the last four fiscal years, but they are not sufficient, to carry all other expenses not relating to ErythrogenTM, especially considering the conversion by Baxter from an exclusive to a non-exclusive license arrangement and loss of resulting exclusivity payments.

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

Item 7. Financial Statements

     The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.

                                   INDEX                             Page Number

INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
June 30, 1998 and 1997                                                   F-2
Consolidated Statements of Operations
Two years ended June 30, 1998 and for the
 cumulative period from inception to June 30, 1998                       F-3

Consolidated  Statements of Stockholders' Equity
(Deficit) for the two years ended June 30, 1998
and the cumulative  period from inception to June
30, 1998                                                                 F-4

Consolidated Statements of Cash Flows
Two years ended June 30, 1998 and for the cumulative
period from inception to June 30, 1998                                   F-5

Notes to Consolidated Financial Statements                               F-6

     All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Except as set forth below, there have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure. Note, however, that in on September 26, 1994, the Company terminated Coopers & Lybrand ("Coopers") as its certified public accountant and retained Smith, Batchelder & Rugg. In February, 1995 Smith Batchelder & Rugg affiliated with Berry, Dunn, McNeil and Parker who have expressed their opinion on the Company's Financial Statements for the past four fiscal years.

     In connection with the audits of the financial statements of the Company, for the fiscal years ended June 30, 1992 and 1993 and during the period commencing July 1, 1993 through the date of this report, there were no disagreements with Coopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers, would have caused them to make reference to the subject matter of the disagreement in their report.

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

     (i)The Company's Annual report on Form 10-KSB for the year ended June 30, 1993 ("1993 Form 10-KSB") was filed with the Commission on September 28, 1993. Coopers' report on the financial statements contained therein contained an explanatory paragraph relating to uncertainty concerning the Company's ability to continue as a going concern which situation was further discussed in a footnote to the financial statements. During the period of preparation of these financial statements, the Company was engaged in a "best efforts" public offering to raise additional capital.

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

     Sometime later, the Company's annual report to shareholders (the "Annual Report") was printed and, on or about January 4, 1994 was sent to shareholders. Through an administrative oversight, a disk containing a report (unsigned) which did not include a going concern explanatory paragraph and financial statements which did not contain related footnote disclosure was released to the printer. This oversight was discovered during the preparation of the 1994 Financial Statements by the Company in reviewing it past Annual Report with its then newly retained Auditors, Smith Bachelder & Rugg.

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

     (ii) In connection with consultations with Coopers concerning the Company's March 1994 purchase of preferred stock of Genesis Capital Corporation (now Genesis Farms, Inc.) (See "Item 12. Certain Relationships and Related Transactions - The Company"), Coopers informed the Company that the value assigned to the Company's holding of that stock as presented in the Form 10-QSB for the quarter ended March 31, 1994 would need to be evaluated in connection with an audit of the Company's financial statements and that additional documentation might be necessary concerning the value assigned to that investment if the Company's existing documentation proved to be inadequate.

     Neither of the above two issues was considered in the Company's decision to terminate Coopers. The decision to change accountants was approved by the Board of Directors of the Company.

     On July 28, 1992, the Company had engaged Coopers to be its certifying accountant in place of Bradshaw, Smith & Co. ("former accountant"), who was dismissed effective July 28, 1992.

     During the fiscal years ended June 30, 1991 and 1990 (periods for which the former accountant audited the Company's financial statements) and during the period from July 1, 1991 through the date hereof, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table delineates certain information concerning the directors and executive officers of the Company:

                                         Positions with                           Positions with
Name                       Age           the Company                              the Subsidiary
----                       ---           --------------                           --------------
Richard Schubert           61            Chairman, Board of Directors
                                         Director, Principal Financial Officer
R. Bruce Reeves            58            President (2)
Richard Whitney            60            Director                                 Director
P. Calvin Maybury          74            (1)                                      (1)

(1) Dr. Maybury, a founder of the Company, resigned as a Director effective September 30, 1997

(2) Dr. Reeves served as President, CEO and Director until October 4, 1996. He was re-appointed as acting President of the Company on February 11, 1998 to serve until a successor is duly qualified and elected.

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

     A summary of the business experience of each current officer and director of the Company and the Subsidiary is as follows:

     RICHARD SCHUBERT has been Chairman of the Board of Directors of the Company since July 1992. Mr. Schubert is currently a business consultant. From December 1990 through September 1995, Mr. Schubert was the President of The Points of Light Foundation, a foundation created to encourage Americans to become directly involved in consequential community service in respect of critical social issues. From June 1989 to December 1990 he was a business consultant. He served as President of the American Red Cross (1983-1989) and was a former Vice Chairman and President of Bethlehem Steel until 1982. Mr. Schubert has extensive experience in law, business and government. During his career with Bethlehem Steel, which began in 1961, he was appointed to serve in the public sector as Assistant to the Under Secretary of Labor (1970) Solicitor of the Department of Labor (1971) and Under Secretary of Labor (1973). Mr. Schubert is a member of the Council of Foreign Relations and he serves as a director of a number of philanthropic and business organizations. Mr. Schubert graduated Cum Laude from Eastern Nazarene College in Quincy, Massachusetts with a Bachelor of Arts degree, and from Yale Law School with a Bachelor of Law degree. Mr. Schubert, along with Dr. Reeves, serves as an officer of NCPI, Inc., a non-profit subsidiary of Eastern Nazarene College.

     R BRUCE REEVES, Ph.D., has been the President and Chief Executive Officer of the Company since May 1993. He has been Secretary and a Director of the Company since July 1992 and Chief Executive Officer, Secretary and a Director of the Subsidiary until June 1995 when operations of the Subsidiary were curtailed. In August 1995 Dr. Reeves agreed to serve as an Officer and Director of NCPI, Inc., an affiliate of Eastern Nazarene College of which Dr. Reeves is an alumnus. Dr. Reeves has over twenty-five years of experience in start-up ventures, and has spent over ten years in high-tech business and product development, including five years (1964-1969) with General Electric Company on several business development operations. From 1969 to 1979 Dr. Reeves was a Principal in a high tech start up company and several syndicated real estate partnerships. From 1979 to 1989 he served as Chairman and CEO of Monadnock Partners, Inc., a family owned real estate management and development entity involved in hotels, commercial office buildings and multi-tenant industrial projects. Dr. Reeves, along with a corporate affiliate, was a principal in a number of real estate ventures including four hotel projects in the Northeast. Dr. Reeves oversaw three of these hotel partnerships through bankruptcy proceedings in the New Hampshire and Connecticut Districts. As a result of related litigation and personal guarantees for these partnerships, Dr. Reeves filed for personal bankruptcy protection in the New Hampshire District in May 1989 and certain elements of the proceedings are still pending. From 1989 to 1996, Dr. Reeves devoted his full time to the business of the Company, its predecessor; Fluid Life Systems, Inc. ("FLS") and the Subsidiary. Dr. Reeves is currently an officer of RT Robertson, Inc., a family owned consulting firm which provides management services to a number of companies, including the Company, on an as needed basis.

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

     RICHARD WHITNEY has been a Director of the Company since July 1992. He is currently a Principal in a Snelling & Snelling franchise located in Washington D.C. Formerly Mr. Whitney served as a general partner of The Venture Fund of Washington (the "Fund") from 1989 until August of 1994. The Fund has investments that include pension funds, insurance companies, banks, and corporations. It has, as a corporate general partner, ICF International that is a consulting and engineering firm based in Washington, DC. Mr. Whitney has managed venture funds since 1972, beginning with direct responsibility for the management of the Direct Investment Fund at Overseas Private Investment Corporation. In the mid-1970's, he served as Executive Vice President of Narragansett Capital. In 1977, with others, Mr. Whitney purchased a controlling interest in Columbia Ventures, Inc., an SBIC located in Washington, DC. Mr. Whitney has served as President and a Director of that company since 1978. Mr. Whitney is a past director of the Alumni Association and Sports Foundation of Brown University.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

     Based solely on a review of such materials, as required by the Securities and Exchange Commission, the Company has no knowledge that any officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file, with the Securities and

Exchange  Commission,  any form or report  required  to be so filed  pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 1998.

Item 10. Executive Compensation

     The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000 during the fiscal years ended June 30, 1995 and 1994. Through June 30, 1997 Dr. Gauci received compensation totaling $30,000 as President of the Subsidiary. Dr. Gauci is no longer drawing compensation and is available to serve as a Consultant on an as needed basis.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term Compensation
                               Annual Compensation                        Awards                    Payouts
        (a)             (b)        (c)        (d)        (e)          (f)        (g)            (h)      (i)
                                                        Other
                                                       Annual     Restricted                          All Other
                                             Bonus     Compen-       Stock                             Compen-
Name and Principal                          Payouts    sation        Award                     LTIP    sation
Position              Year      Salary        ($)        ($)          ($)       SAR's           ($)      ($)
------------------------------  ------      ------       ---          ---     --------          ---      ---
R. Bruce Reeves       1998         -0-        -0-        -0-          -0-         -0-           -0-      -0-
President and former  1997(1)   10,000        -0-        (2)          -0-         -0-           -0-      -0-
Chief Executive       1996      90,000        -0-        (2)          -0-     416,700           -0-      -0-
Officer               1995     120,000      50,000       (2)          -0-     496,500           -0-      -0-
                      1994     120,000        -0-        (1)          -0-     200,000(3)        -0-      -0-
                      1993     117,000      20,000       (1)          -0-         -0-           -0-      -0-
                      1992      86,000      10,000       -0-          -0-         -0-           -0-      -0-

     (1) On April 1, 1996 the direct employment of R. Bruce Reeves, then President/CEO of the Company terminated. All of Reeves' contractual rights and unissued options were assigned to R T Robertson Consultants, Inc., a Reeves family affiliate. In fiscal years ended June 30, 1998 and 1997, respectively R T Robertson Consultants, Inc. charged the Company $1,500 and $35,000 for executive oversight of the Company and its Subsidiary. Between April 1 and June 30, 1996
R. T. Robertson billed the Company $33,300, including expense reimbursements, for executive oversight of the Corporations. Under the terms of the R T Robertson Consultants, Inc. Agreement with the Company, Dr. Reeves, an employee of R T Robertson Consultants, Inc. serves as President/CEO of the Company.

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

     (3) Effective October 4, 1996 these 200,000 options have been forfeited by Dr. Reeves.

     The following table sets forth information with respect to the Chief Executive Officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

        (a)                        (b)                   (c)                   (d)                  (e)
                                                    Options/SARs
                                Options/             Granted to
                                  SARs              Employees in        Exercise or Base        Expiration
Name                             Granted            Fiscal Year           Price ($/Sh)             Date
--------                        --------            ------------        ----------------        ----------
Chief Executive Officer                                  -0-                   0%
--------------------

     The following table sets forth information with respect to the Chief Executive Officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

        (a)                        (b)                   (c)                   (d)                  (e)
                                                                                                 Value of
                                                                            Number of           Unexercised
                                                                           Unexercised         In-the-Money
                                                                          Options/SARs         Options/SARs
                                 Shares                                   at FY-End(#)         at FY-End(#)
                               Acquired on              Value             Exercisable/         Exercisable/
Name                          Exercise(#)            Realized($)          Unexercisable        Unexercisable
-----------                   ------------           -----------          -------------        -------------
Chief Executive Officer            -0-                   -0-                   -0-                  -0-


     The following table sets forth information with respect to the Chief Executive Officer concerning awards under long term incentive plans during the last fiscal year:

           Estimated Future Payouts under Non-Stock Price-Based Plans

        (a)                        (b)              (c)               (d)             (e)                  (f)

                                                Performance
                                Number of        or other
                              Shares, units    Period Until
                                Or Other       Maturation or       Threshold         Target            Maximum
Name                           Rights(#)          Payout           ($ or #)         ($ or #)          ($ or #)
---------                     ------------     -------------       ---------        --------          --------

Chief Executive Officer            -0-              -0-               -0-              -0-               -0-


     Directors are not compensated for acting in their capacity as Directors except for options granted pursuant to the 1992 Directors Option Plan.. Directors are reimbursed for their expenses incurred in attending meetings and conducting their duties. In April 1995, the Directors, Messrs. Schubert, Maybury and Whitney were awarded 129,000 options exercisable into 129,000 shares of common stock at $.08 per share. In September 1995, Directors Messrs. Schubert, Maybury and Whitney were awarded an additional 50,000 options exercisable into 50,000 shares of common stock at $.17 per share. These options were for consulting services unrelated to their position as directors. The options originally were to expire on December 31, 1997 and December 31, 1999, respectively. On February 11, 1997 the exercise period of these and all other issued options, which are presently outstanding, were extended by three additional years.

     Though March 31, 1996 R. Bruce Reeves, President and Chief Executive Officer had an employment agreement with the Company. Pursuant to the agreement, Dr. Reeves receives an annual salary of $120,000. Pursuant to the Agreement, Dr. Reeves also received options to purchase 200,000 shares of the Company (see the "Option/SAR Grants in Last Fiscal Year" table above). These 200,000 option shares were voluntarily forfeited by Dr. Reeves effective October 4, 1996. Effective April 1, 1996, the Company entered into a consulting agreement with R T Robertson Consultants, Inc. to provide the services of Dr. Reeves through the end of the fiscal year ending June 30, 1997. Dr. Reeves served as President and CEO until October 4, 1996 when he resigned. Robertson consulted for the Company through the end of fiscal year June 30, 1997 and, on an as needed basis, from July 1997 through January 1998. On February 11, 1998, Dr. Reeves was appointed by the board of Directors to act as President of the Company until a successor is duly qualified and elected. .

     In May 1994, in consideration of a partial salary deferral and Dr. Reeves' continued involvement with the Company, Dr. Reeves was granted an additional 496,500 options exercisable at a price of $.15 per share (the average per share market price on the date of issue). Effective April 1, 1996 this option was terminated. A new option was issued to R T Robertson Consultants, Inc. These options expire on December 31, 2002 if not exercised. (See item 11).

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of the date hereof.

     Genesis Farms, Inc (Formerly Genesis Capital, Inc)., 507 North Belt East, Suite 240, Houston, TX 77060 has been issued 1.5 Million shares of Rule 144 stock representing 15.4% of issued shares (13.5% of issued shares plus exercisable options). The Company has initiated an agreement with a party claiming to have an interest in 1.4 million of these shares to recover 1.25 million of these shares of the Company's stock. These shares were earlier exchanged with Genesis in exchange for advancing certain legal costs to this party and providing certain registered shares of the Company's stock. This agreement does not involve the Company in any litigation related to this transaction.

     Sandra J. Reeves, 754 Strawhill, Manchester, NH 03104 owns 992,104 number of shares individually and/or beneficially. Mrs. Reeves is a stockholder in RT Robertson Consultants, Inc. and controls ninety percent (90%) of the shares of R T Robertson Consultants, Inc.'s common stock. Mrs. Reeves is the spouse of Dr.
R. Bruce Reeves, president of the Company. In addition R T Robertson Consultants, Inc. holds 913,200 options convertible into a like number of shares of common stock. In the aggregate, inclusive of common stock outstanding and exercisable options, Mrs. Reeves owns directly or beneficially 1,905,304shares and/or options representing 10.2% of issued shares (17.2% of issued shares plus exercisable options) for named security owers.

     (b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below.

Name and                            Number of Shares                               Percent of
Address of                            Beneficially                                 Common Stock
Beneficial Owner                         Owned*                                   Outstanding**
---------------------               ----------------                              -------------
R. Bruce Reeves                     1,950,697 (1)(5)                                  17.6%
754 Straw Hill
Manchester, NH 03104

Richard Schubert                    432,639 (1)(2)(4)                                  3.9%
7811 Old Dominion Drive
McLean, VA 22102

Richard Whitney                     318,771 (1)(2)(4)                                  2.9%
1612 K St. N.W. #308
Washington, DC 20006

All Officers and
Directors as a Group
  (3 Persons)                       2,702,107 (1)(2)(3)(4)(5)                         24.4%
---------------------------

     * Except as indicated in the footnotes below, each person has sole voting and dispositive power over the Shares indicated.

     ** Based upon 9,736,659 shares issued and outstanding and 1,625,200 exercisable options for the above named persons, as of the date hereof.

     Notes:

(1) Excludes possible subsequent issuances of additional Shares based upon performance criteria (see "Item 12. Certain Relationships and Related Transactions-The Reorganization").

(2) Includes 179,000 shares each for Messrs. Schubert, Maybury and Whitney that are issuable upon exercise of a like number of options that are pursuant to consulting agreements with these individuals.

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

6) Excludes 1,866,622 shares and/or options held by R T Robertson Consultants, Inc., Dr. Reeves' family owned trust and Dr. Reeves wife. Dr. Reeves disclaims beneficial ownership and personal interest in shares held by these related parties.

Item 12. Certain Relationships and Related Transactions

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

     Effective June 30, 1992, pursuant to the terms of the Agreement, the Subsidiary stockholders owning an aggregate of 4,342,037 shares of Subsidiary Common and/or Preferred Stock, exchanged these Shares for an aggregate of 2,463,711 Shares of Company Common Stock. The "Exchange Ratio" was one Share of Subsidiary Common or Preferred Stock for .56741 Company Shares of Common Stock. An additional 240,085 Subsidiary Shares were subsequently exchanged for 136,225 Company Shares (now representing 26.7% of the Company's issued and outstanding Shares when aggregated with the other Shares issued in the Reorganization). The remaining Subsidiary stock (including Common shares issuable upon the exercise of certain options and warrants) were not exchanged because such additional exchange would have deprived the Company of the exemption from registration relied upon to effect the initial exchanges (Rule 506 of Regulation D under the Act).

     Although the Exchange Ratio is the same for all the Subsidiary Stock, there are two categories of Subsidiary stockholders, each category having different registration rights. The first category holders have registration rights with regards to 10% of their shares. Further and, pro rata, they are entitled to a percentage of an aggregate of up to an additional 1,022,130 Shares of restricted Common Stock (the "Contingent Shares"), the actual aggregate number of Contingent Shares to be determined based upon formulas related to annual gross revenues or profits. The rights to the Contingent Shares are not transferable. No Contingent Shares have been issued to date and further, management does not expect any of these contingent shares to ever issue due to the difficulty in achieving the conditions precedent thereto by June 30, 1996.

     None of the shares with registration rights were registered (see "The Selling Security holders' Offering" below) and all of the shares have been held in excess of three years making them eligible for resale, subject to certain limitations, under Rule 144.

The Company

     On January 17, 1992, the Company distributed a majority of its shares of Vegas Chips, Inc., to the Company's stockholders of record on a pro rata basis as a dividend. The dividend was distributed at the rate of .6 (6/10) share of Vegas Chips, Inc. Common Stock for each one Share of Company Common Stock owned.

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

     In May and July 1994, the Company issued options to purchase an aggregate of 1,202,250 shares to current and former officers and consultants in lieu of cash, including 200,000 options to Grayson (see next paragraph) and 496,500 options to R. Bruce Reeves (see "Item 10. Executive Compensation").

     In July 1994, the Company engaged Gerald Grayson and F. J. Daugherty d/b/a Grayson & Associates ("Grayson") of Denver, Colorado to assist the Company in corporate development activities, on an exclusive basis. Their services include finding one or more corporate partners or others to provide funding or otherwise assist in the further development, commercialization or distribution of the Company's products and technologies. Grayson, founded in 1986, specializes in assisting merging growth and development stage companies in the healthcare industry. For its first year of services, Grayson received options to purchase up to 200,000 shares of Company Common Stock at an exercise price of $.20 per share. The agreement initially ran for one year and is continuing on a month to month basis under an informal extension without compensation. The agreement can be terminated on one month's prior notice. Under the terms of the agreement, when Grayson secures financing or provides introductions that lead to other business transactions, Grayson will be entitled to a finder's fee. The finders fee is based upon 8% of the first $1,000,000 of financing secured, and, thereafter descending 1% per $1,000,000 for the next $2,000,000 and 5% of each $1,000,000 thereafter. Other business transactions carry a fee of 5% of the first $2,000,000 in transaction value, descending 1% per $2,000,000 for the next $6,000,000 and 1% of amounts in excess of $8,000,000.

     On March 31, 1994, the Company acquired 150,000 shares of 6% cumulative, convertible preferred stock of Genesis Farms, Inc. (then Genesis Capital Corporation) ("Genesis") in consideration for issuing 1,500,000 shares of the Company's Common Stock. On March 31, 1994, the Company's stock had a fair market value of one dollar. In accordance with generally accepted accounting principles (the cost method of accounting for nonmarketable investments), the Company recorded the investment in Genesis at $1,500,000. Management believes the value of Genesis stock has been permanently impaired and has reduced the basis of the Genesis preferred stock to $180,000 at June 30, 1995. Due to further impairment, the asset was written down to $0 at June 30, 1996, the value of which remains unchanged at June 30, 1997 and 1998. The amount of the permanent impairment was determined by reviewing recent trading price of Genesis common stock and relating such via the conversion rights of the Preferred stock since the underlying common stock will be salable under Rule 144 within six months (as required by SFAS No. 115). The value differs significantly from its historical cost value. See Note 11 to the Consolidated Financial Statements. On September 16, 1996, the Company entered into agreement to advance $10,000 in legal fees to a party claiming to have an interest in the shares exchanged by the Company for the Genesis shares. Under this agreement, if the Company is successful, it will recover up to 1.25 million of its own shares, such to be canceled and to reduce shares outstanding in like amount. 100,000 shares have been recovered as of the date of this 10KSB report.

     In May 1994, the Company borrowed $12,000 from a Director/Stockholder for one year at 9% interest secured by 3,600 shares of Genesis preferred stock. At June 30, 1996 the Company owed R T Robertson Consultants, Inc. $87,734). In conjunction with the now terminated TheraMed transaction, Robertson and Mr. Schubert have agreed to defer payment of these amounts, without interest, for a period of up to three years ending 12/31/99. This deferral remains in force and anytime the Company reaches $2 million in working capital, these amounts shall become due. Mr. Schubert has released any interest he holds in the Genesis shares.

     In December 1996, the Company was advanced $27,500 from TheraMed partners, Inc. which is still outstanding.

     Between December 1997 and January 1998 the Company issued an aggregate of 365,000 shares of it's common stock in settlement of $33,441 of the Company's and the Subsidiary's liabilities.

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

     In connection with the transfer of the certain Technologies to the Subsidiary and, in settlement of the FLS' employment agreements with its then president, George Lofink, and its then Secretary, Linda Carter, the Company has paid approximately $91,582 to Mr. Lofink and has paid approximately $2,500 to Ms. Carter. In addition, the Company has delivered notes to Mr. Lofink and Ms. Carter. The combined balance due on these notes at June 30, 1995 was $38,975. (see "Item 3. Legal Proceedings" for further discussion regarding these notes). The Subsidiary also paid $131,386 and 1,200 Shares in legal fees incurred by Mr. Lofink in his defense of the Erythro litigation.

     Prior to the Reorganization the Subsidiary owed to its predecessor, FLS approximately $173,314 (consisting of $116,852 in loans and $31,355 for services from its predecessor and $25,107 in loans to present and former officers and/or directors of the Subsidiary and/or officers and/or directors of the Company). With the exception of $1,260, all of these liabilities were canceled prior to the reorganization in exchange for the issuance of an aggregate of 62,565 shares of the Subsidiary's Common Stock. All of these 62,565 Subsidiary shares were exchanged for 35,500 Shares of the Company's Common Stock in the Reorganization and were to be registered in the Selling Security holders' Offering. None of the shares were registered (see "The Selling Security holders' Offering" below) and all of the shares have been held in excess of two years making them eligible for resale, subject to certain limitations, under Rule 144.

     In December 1991, the Subsidiary issued 751,000 shares of Preferred Stock for gross proceeds of $375,500 in a private offering to investors who are accredited.

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

     In June 1992, the Subsidiary issued Common Stock purchase warrants to purchase up to 153,313 shares of the Subsidiary's Common Stock at an exercise price of $1.40 per share (the price equivalent to the Company's Common Stock offering price in its April 1992 private offering). These warrants were issued to Paul Calvin Maybury, Richard F. Schubert, R. Bruce Reeves, Glen Urquhart, Richard Whitney and Walter Flamenbaum, as a group. These warrants have expired.

     In  August  1992,   the   Subsidiary   changed  its  name  to   "BIORELEASE
Technologies, Inc." and its state of incorporation by merging into a newly formed Delaware corporation.

     In June 1996, the Company issued 509,396 shares of its Common Stock (inclusive of 41,305 shares that were issued effective July, 1996) in settlement of, $5,783 in 1997, $29,366 in 1996 and $286,283 in 1995 of the Company's and
the Subsidiary's liabilities.

The Selling Securityholders' Offering

     The Company had filed a registration statement to register 1,093,973 Shares on behalf of certain Selling Security holders for sale to the public. Of the 1,093,973 shares 462,373 shares were being registered pursuant to the Company's commitments under the Reorganization Agreement and certain creditors (see "The Reorganization" above). 40,000 shares were registered pursuant to the settlement of the Raab litigation (see "Item 3. Legal Proceedings").The remaining 591,600 Shares were registered pursuant to the Company's commitment under the terms of a private offering conducted in April 1992 prior to the consummation of the Reorganization (see "The Company" above). In addition, the Company was registering 250,000 shares issuable upon exercise of 250,000 options. In June 1994, the Company determined not to proceed with the Selling Security holders' offering because all of the shares being registered on behalf of Selling
Security holders therein became eligible for resale under Rule 144 and all of the options (exercisable into the other shares registered therein) had expired.

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

PART IV

Item 13. Exhibits and Reports on form 8-K.

Reports on Form 8-K

     The Company has filed the following Reports on Form 8-K during the year ended June 30, 1995 with the principal office of the Securities and Exchange Commission in Washington, DC. Form 8-K filed with the Securities and Exchange Commission on September 29, 1994; Amendment No. 1 thereto (Form 8-K/A) filed with the Securities and Exchange Commission on November 3, 1994.

Exhibits

     NONE

Exhibits incorporated by reference

     3a         Certificate of Incorporation of Company (1)
     3b         Amendment to Certificate of Incorporation of Company (1)
     3c         By-Laws of the Company (1)
     10c        Stock Reorganization Agreement between the Company and the Subsidiary (2)
     10d        1992 Stock Option Plan (3)
     10e        1992 Directors' Stock Option Plan (3)
     10f        Patent-Chondroitin Drug Complexes (4)
     10g        Patent-Stabilization of Proteins and Peptides by Chemical Binding with Chondroitin (4)
     10i        Consulting Agreement with Wall Street Consultants (4)
     10j        Options with USA, Wall Street Consultants and Union Equity Partners (4)
     10l        TSI Agreement (4)
     10m        Cell Trends Agreement (4)
     10n        Dr. Reeves' Employment Agreement (5)
     10o        Chestnut Drive lease
     14a        Canadian patent for "Method for Protein Stabilization"(4)
     14b        European patent for "Continuous Processes for Modifying Biologically
                Active Materials and the Products Therefrom"(4)
     16a        Accountants' Letter (6)(7)
     22c        Subsidiaries (see "Item 1. Business")

---------------------------

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

     Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete. Where such agreement or other document is an exhibit to the Report or is included in the forms indicated above, each such statement is deemed amplified and qualified in all respects by such provisions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIORELEASE CORP


Dated: November 13, 1998             By /s/ Richard F. Schubert
                                            -----------------------
                                            Richard F. Schubert, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                          TITLE                      DATE


/s/ Richard F. Schubert     Chairman,                      November 13, 1998
    ---------------------   --------------------------     ---------------------
    Richard F. Schubert     Director and
                            Principal Financial Officer


/s/ Richard Whitney         Director                       November 13, 1998
    ---------------------   --------------------------     ---------------------
    Richard Whitney

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                                 Does not apply.

                         BIORELEASE CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                                  June 30, 1998

                        With Independent Auditors' Report

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Biorelease Corp.

We have audited the accompanying consolidated balance sheets of Biorelease Corp. and Subsidiary (a development stage enterprise) as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biorelease Corp. and Subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

The consolidated financial statements of Biorelease Corp. and Subsidiary for the period from inception to June 30, 1998 have been audited by us and other auditors. Those reports expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.



Manchester, New Hampshire
October 27, 1998

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                             June 30, 1998 and 1997

                                     ASSETS

                                                          1998             1997
                                                          ----             ----
Current assets
   Cash                                           $       1,320     $     15,277
   Accounts receivable - trade                            8,455            8,099
                       - other                              745              195
   Inventory                                             18,434           19,681
   Prepaid expenses and other current assets                  -              180
                                                       --------         --------
           Total current assets                          28,954           43,432
                                                       --------         --------

Equipment, net                                           10,971           18,987
                                                       --------         --------

Other assets
   Intangible assets, net                                20,449           32,347
   Other                                                    300              699
                                                       --------         --------
           Total other assets                            20,749           33,046
                                                       --------         --------

           Total assets                           $      60,674     $     95,465
                                                       ========         ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                           1998           1997
                                                           ----           ----
Current liabilities
   Note payable                                       $   27,500     $        -
   Accounts payable                                      113,515        116,397
   Accrued expenses                                       93,954        141,243
   Current portion of notes payable - stockholders        46,100         58,575
   Other current liabilities                               1,549          2,367
   Deferred income                                             -         20,000
                                                      ----------     ----------
           Total current liabilities                     282,618        338,582
                                                      ----------     ----------

Notes payable - long-term portion
   Stockholders                                           14,955         14,955
   Other                                                  16,000         16,000
                                                      ----------     ----------
           Total notes payable - long-term portion        30,955         30,955
                                                      ----------     ----------

Other liabilities - related party                         87,734         87,734
                                                      ----------     ----------

           Total liabilities                             401,307        457,271
                                                      ----------     ----------

Commitments and contingencies (Note 5)

Stockholders' deficit
   Common stock of $.01 par value; 50,000,000 shares
       authorized,  10,286,659 and 9,921,659 shares
       issued and 9,736,659 and 9,371,659 shares
       outstanding as of June 30, 1998 and 1997,
       respectively                                      102,867         99,216
   Additional paid-in capital                          9,140,088      9,110,298
   Development stage accumulated deficit              (9,528,088)    (9,515,820)
   Stock subscriptions receivable                        (50,000)       (50,000)
                                                      ----------     ----------
                                                        (335,133)      (356,306)
   550,000 shares of treasury stock - at par               5,500          5,500
                                                      ----------     ----------
          Total stockholders' deficit                   (340,633)      (361,806)
                                                      ----------     ----------

          Total liabilities and stockholders' deficit $   60,674     $   95,465
                                                      ==========     ==========

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

                     Years Ended June 30, 1998 and 1997 and

              the Cumulative Period from Inception to June 30, 1998


                                                                                                                 Period From
                                                                                  For the Year Ended June 30,   Inception to
                                                                                     1998            1997       June 30, 1998
                                                                                     ----            ----       -------------
Revenues
   Sales                                                                       $      15,121   $      26,266   $     161,434
   Sponsored research                                                                 47,154          81,518         355,620
   Grant revenues                                                                          -               -          33,117
   Other income                                                                          550           1,500           9,050
                                                                                  ----------      ----------      ----------
        Total revenues                                                                62,825         109,284         559,221

Cost of revenues                                                                       2,041           7,999          25,337
                                                                                  ----------      ----------      ----------
        Gross profit                                                                  60,784         101,285         533,884
                                                                                  ----------      ----------      ----------
Costs and expenses
   Research and development                                                                -               -       2,558,041
   Purchased technology                                                                    -               -         690,000
   General and administrative                                                         63,117         168,765       4,267,514
   Cell culture operations                                                                 -               -         601,116
                                                                                  ----------      ----------      ----------
        Total costs and expenses                                                      63,117         168,765       8,116,671
                                                                                  ----------      ----------      ----------
        Loss from operations                                                          (2,333)        (67,480)     (7,582,787)
                                                                                  ----------      ----------      ----------
Other income (expense)
   Interest, net                                                                      (8,435)         (6,909)         72,007
   Litigation costs                                                                        -               -         (99,242)
   Offering costs                                                                     (1,500)        (43,512)       (336,446)
   Option compensation                                                                     -               -        (219,375)
   Other                                                                                   -               -         (23,034)
   Accelerated lease commitment cost                                                       -               -        (315,000)
   Recognized loss for decline in value of investment                                      -               -      (1,500,000)
   Gain on sale of equipment                                                               -               -          62,616
   Income recognized on settlements                                                        -          13,096         293,606
                                                                                  ----------      ----------      ----------
        Other expense, net                                                            (9,935)        (37,325)     (2,064,868)
                                                                                  ----------      ----------      ----------
        Loss before provision for income taxes and cumulative
            effect of change in accounting principle                                 (12,268)       (104,805)     (9,647,655)

Provision for income taxes
                                                                                           -               -         343,873
                                                                                  ----------      ----------      ----------
        Loss before cumulative effect of change in accounting principle              (12,268)       (104,805)     (9,991,528)

Cumulative effect of change in accounting principle
                                                                                           -               -         463,440
                                                                                  ----------      ----------      ----------

Net loss                                                                       $     (12,268)  $    (104,805)  $  (9,528,088)
                                                                                  ==========      ==========      ==========

Weighted average shares                                                            9,551,242       9,388,325       6,034,765
                                                                                  ==========      ==========      ==========

Basic and diluted loss per share                                               $       (0.00)  $       (0.01)  $       (1.58)
                                                                                  ==========      ==========      ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                Consolidated Statements of Stockholders' Deficit

                       Years Ended June 30, 1998 and 1997


                                          Common Stock                       Development
                                      Number                  Additional        Stage          Stock                       Total
                                        of         Capital     Paid-in       Accumulated    Subscription   Treasury    Stockholders'
                                   Issued Shares   Amount      Capital         Deficit       Receivable     Stock         Deficit
                                   -------------   -------    ----------     -----------    ------------   --------    -------------
Balance, June 30, 1996               9,880,354   $   98,803  $  9,113,927   $  (9,411,015)  $  (50,000)   $   (4,500)   $  (252,785)
   Issuance of common stock for
       settlement of liabilities        41,305          413         5,371               -            -             -          5,784
   Acquisition of treasury stock             -            -        (9,000)              -            -        (1,000)       (10,000)
   Net loss                                  -            -             -        (104,805)           -             -       (104,805)
                                    ----------   ----------  ------------   -------------   ----------    ----------    -----------

Balance, June 30, 1997               9,921,659       99,216     9,110,298      (9,515,820)     (50,000)       (5,500)      (361,806)
   Issuance of common stock for
       services                        365,000        3,651        29,790               -            -             -         33,441
   Net loss                                  -            -             -         (12,268)           -             -        (12,268)
                                    ----------   ----------  ------------   -------------   ----------    ----------    -----------

Balance, June 30, 1998              10,286,659   $  102,867  $  9,140,088   $  (9,528,088)  $  (50,000)   $   (5,500)   $  (340,633)
                                    ==========   ==========  ============   =============   ==========    ==========    ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                       Years Ended June 30, 1998 and 1997

              the Cumulative Period From Inception to June 30, 1998

                                                                                                                 Period From
                                                                                For the Year Ended June 30,     Inception to
                                                                                   1998            1997         June 30, 1998
                                                                                   ----            ----         -------------
Cash flows from operating activities
   Net loss                                                                      $   (12,268)    $(104,805)     $(9,528,088)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities
           Depreciation and amortization                                              19,914        26,586          255,930
           Cumulative effect of change in accounting principle                             -             -         (463,440)
           Recognized loss on investment                                                   -             -        1,500,000
           Loss on sale of assets                                                          -             -          (38,704)
           Loss on extinguishment of debt                                                  -             -           42,000
           Common stock issued in exchange for
                Purchased technology                                                       -             -          605,000
                Services rendered                                                     33,441         5,784          128,453
           Common stock options issued in exchange for services rendered                   -             -           52,300
           Amortization of unearned compensation                                           -             -          140,625
           Repricing of A warrants                                                         -             -           78,750
           (Increase) decrease in
                Accounts receivable                                                     (356)       (7,536)          (8,455)
                Inventory                                                              1,247         7,998          (18,434)
                Prepaid expenses and other current assets                                180         1,499              360
                Other receivables                                                       (550)         (195)            (745)
                Other assets                                                             399             -             (300)
                Deferred tax assets                                                        -             -          463,440
           Increase (decrease) in
                Accounts payable                                                      (2,882)       25,760          184,466
                Accrued expenses                                                     (47,289)       70,601          101,422
                Other current liabilities                                               (818)         (682)          (1,500)
                Deferred income                                                      (20,000)       20,000                -
                Other liabilities                                                          -             -           90,783
                                                                                 -----------     ---------      -----------
                    Net cash provided (used) by operating activities                 (28,982)       45,010       (6,416,137)
                                                                                 -----------     ---------      -----------
Cash flows from investing activities
   Purchase of collateralized mortgage obligation                                          -             -       (1,000,000)
   Proceeds from collateralized mortgage obligation                                        -             -        1,000,000
   Purchase of fixed assets                                                                -             -         (333,187)
   Purchase of intangible assets                                                           -        (8,933)        (105,205)
   Proceeds from sale of assets                                                            -             -          189,742
                                                                                 -----------     ---------      -----------
                    Net cash used by investing activities                                  -        (8,933)        (248,650)
                                                                                 -----------     ---------      -----------
Cash flows from financing activities
   Advance from and amounts due to stockholders                                            -             -          594,385
   Repayment of advances                                                                   -             -         (159,975)
   Notes payable                                                                      15,025       (12,000)         104,555
   Issuance of common stock                                                                -             -        2,105,966
   Treasury stock acquisition                                                              -       (10,000)         (10,000)
   Recapitalization                                                                                               4,031,176
                                                                                 -----------     ---------      -----------
                    Net cash provided (used) by financing activities                  15,025       (22,000)       6,666,107
                                                                                 -----------     ---------      -----------

                    Net increase (decrease) in cash                                  (13,957)       14,077            1,320

Cash, beginning of year                                                               15,277         1,200                -
                                                                                 -----------     ---------      -----------

Cash, end of year                                                                $     1,320     $  15,277      $     1,320
                                                                                 ===========     =========      ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997

Organization

Biorelease Corp. (the Company) and Biorelease Technologies, Inc. (Subsidiary) are being presented as a development stage enterprise to acquire and develop technology to facilitate the development, licensing, manufacturing, and marketing of biotech and therapeutic product lines.

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

                             June 30, 1998 and 1997


1.   Summary of Significant Accounting Policies (Continued)

     Revenues

     Revenues from product sales are recorded when shipped.

     Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. Management estimates the shelf life of its inventory to remain potent through June 30, 1999. The shelf life of the product beyond June 30, 1999 will be evaluated at that time, with the potential for an obsolescence write-down on inventory due to loss of biological activity.

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

     Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997

1.   Summary of Significant Accounting Policies (Concluded)

     Loss Per Common Share

     Loss per common share is computed using the weighted average number of common shares outstanding during each period. For all fiscal years presented, common stock options are not included in the Company's computation of diluted net loss per share, as the inclusion of these shares would be anti-dilutive; therefore, diluted loss per share is equal to basic loss per share.

     As of June 30, the net loss per share was calculated as follows:

                                                                    Period from
                                                                    inception to
                                1998               1997            June 30, 1998
                              ---------          ---------         -------------
     Net loss             $     (12,268)     $    (104,805)     $    (9,527,088)
     Shares                   9,551,242          9,388,325                6,034
                              ---------          ---------            ---------

     Per share amount     $      (0.00)      $       (0.01)     $         (1.58)
                              =========          =========            =========

2.   Equipment

     Equipment consisted of the following as of June 30:

                                            1998              1997
                                          --------          --------
     Equipment                        $     41,270     $      41,270
     Less accumulated depreciation          30,299            22,283
                                            ------            ------

                                      $     10,971     $      18,987
                                            ======            ======

     Depreciation expense for the years ended June 30, 1998 and 1997 was $8,016 and $11,053, respectively.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


3.   Intangible Assets

     Intangible assets consisted of the following as of June 30:

                                                          1998           1997
                                                          ----           ----

     Patents                                       $     80,039   $     80,039
     Less accumulated amortization                       59,590         47,692
                                                         ------         ------

                                                   $     20,449   $     32,347
                                                         ======         ======

     Amortization expense for the years ended June 30, 1998 and 1997 was $11,898 and $15,533, respectively.

4.   Notes Payable

     Notes payable consisted of the following as of June 30:

                                                          1998        1997
                                                          ----        ----
     Stockholders

     Unsecured promissory notes, bearing interest at
        9%, payable quarterly, due date December 31,
        1995. The notes have not been extended and
        are due and payable. They are included in
        current liabilities.                           $  43,600   $  43,600

     Unsecured non-interest-bearing notes, with
        payments of $1,000 due monthly and $417
        due quarterly. The Company reached settlement
        on these notes (see Note 5). The first note
        requires any amount still outstanding to be
        paid December 1997. This note was paid in full
        February 1998. The second note is currently
        payable in full.                                   2,500      14,975

     Promissory note, payments of interest only at
        9%, balance due May 1995, collateralized
        by Genesis preferred stock. The Company has
        renegotiated the note and has extended the
        due date to December 31, 1999.                    14,955      14,955

     Other

     Unsecured promissory note, quarterly payments
         of interest only at 10.25%, balance due
         July 1998.                                       16,000      16,000

     Unsecured, non-interest-bearing promissory
         note payable, due on demand.                     27,500
                                                       ---------   ---------
                                                         104,555      89,530
     Less current portion                                 73,600      58,575
                                                       ---------   ---------

     Notes payable, excluding current portion        $    30,955   $  30,955
                                                       =========   =========

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997

4.   Notes Payable (Concluded)

     Principal amounts due under notes payable are as follows:

     1999                                                      $      73,600
     2000                                                             16,000
     2001                                                             14,955

5.   Commitments and Contingencies

     On February 19, 1998, the Company announced that it had signed a definitive agreement to acquire Xenix Resources, Inc., a privately owned Alabama corporation, for an exchange of shares pursuant to which the Company will acquire Xenix in a reverse acquisition. A Proxy Statement was prepared shortly thereafter describing this transaction but was never filed. On April 15, 1998, Xenix notified the Company that it had experienced material adverse changes in its financial condition. The Company has continued to pursue the closing of this transaction, subject to its finding satisfactory financial performance by Xenix during the intervening period.

     Beginning July 1, 1997, the Company has no leased premises. Future office rental will be included in the related party consulting agreement (see Note
     10). The Company had a lease agreement which expired June 30, 1997 for premises in Bedford, New Hampshire. The lease called for monthly rent of $295, plus utilities and a prorata share of taxes and common area maintenance fees.

     Rent expense, including a prorata share of other costs, was $1,548 for the year ended June 30, 1997.

     During 1994, a noteholder had brought suit against the Company for repayment of $40,000 of principal and costs of collection. Under the terms of the note, at the Company's option, the note could be satisfied by the noteholder receiving Company stock of equivalent value. The noteholder is a stockholder of the Company. A court approved settlement was reached during 1995 in the amount of $43,475. The Company agreed to pay a monthly amount of $1,000 through December 1996 where upon the remaining balance is due. Interest on late payments is accrued at the rate of 10%. In February 1998, the Company paid $8,000 and agreed to issue 20,000 shares of the Company's common stock in final settlement of this obligation. The Company has accrued $1,000 for this settlement, which is accounted for in accrued expenses.

     The Company was not insured for product liability from May 1994 to August 1994. The product liability insurance policy was renewed and effective in August 1994. This policy was canceled January 1995.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


6.   Income Taxes

     The Company has not filed federal or state tax returns for the years ended December 31, 1993, 1994, 1995, 1996, and 1997. There will be no federal tax liability for the years then ended. In addition, there are approximately $5,000 of state business tax liabilities recorded as of June 30, 1998.

     For income tax filing purposes, the Company recognizes revenue and expenses on a cash basis and its fiscal year-end is December 31.

     The net current and long-term deferred taxes consisted of the following components as of June 30:

                                                                   1998 Tax Effect
                                       ----------------------------------------------------------------------
                                                                Asset                       Liability
                                                      -------------------------   ---------------------------
                Item                       Total         Current      Long-Term      Current        Long-Term
                                       ------------   -----------    ----------   ------------     ----------
     Accrual to cash adjustment        $     76,185   $    79,738    $        -   $     (3,553)    $        -
     Net operating loss deduction         1,047,515             -     1,047,515              -              -
                                       ------------   -----------    ----------   ------------     ----------
                                          1,123,700        79,738     1,047,515         (3,553)             -
     Valuation allowance                 (1,123,700)      (76,185)   (1,047,515)             -              -
                                       ------------   -----------    ----------   ------------     ----------

                                       $              $     3,553    $        -   $     (3,553)    $        -
                                       ============   ===========    ==========   ============     ==========


                                                                   1997 Tax Effect
                                       ----------------------------------------------------------------------
                                                                Asset                       Liability
                                                      -------------------------   ---------------------------
                Item                       Total         Current      Long-Term      Current        Long-Term
                                       ------------   -----------    ----------   ------------     ----------
     Accrual to cash adjustment        $     95,783   $    98,978    $        -   $     (3,195)    $        -
     Capitalized expenses (tax
         basis only)                         15,648        15,648             -              -              -
     Net operating loss deduction         1,189,853             -     1,189,853              -              -
                                       ------------   -----------    ----------   ------------     ----------
                                          1,301,284       114,626     1,189,853         (3,195)             -
     Valuation allowance                 (1,301,284)     (111,431)   (1,189,853)             -     $        -
                                       ------------   -----------    ----------   ------------     ----------

                                       $          -   $     3,195    $        -   $     (3,195)    $        -
                                       ============   ===========    ==========   ============     ==========

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


6.   Income Taxes (Concluded)

                                                                      Valuation
                                                                      Allowance
                                                                      ---------

     Balance, June 30, 1997                                         $ 1,301,284
       Net decrease                                                    (177,584)
                                                                    -----------

     Balance, June 30, 1998                                         $ 1,123,700
                                                                    ===========

     A valuation allowance equivalent to 100% of the deferred tax asset has been established since it is more probable than not that the Company will not be able to recognize a tax benefit for the asset.

7.   Equity

     Effective June 30, 1992, the Company acquired substantially all of the outstanding common and preferred stock of FLS Acquisition Corp. (FLSA) in exchange for common stock of OIA. This reorganization was accounted for as a reverse acquisition of OIA by FLSA under the purchase method of accounting, as the shareholders of FLSA controlled the consolidated entity immediately following the reorganization. Subsequent to the transaction, the Company changed its name to Biorelease Corp. and FLSA changed its name to Biorelease Technologies, Inc.

     The terms of the reorganization agreement between the Company and the Subsidiary called for the issuance of 2,845,436 shares of OIA, Inc. common stock in exchange for 5,014,780 shares of FLSA common stock, representing all of FLSA common stock issued and outstanding at the date of the reorganization. Currently, all but 433,105 shares of FLSA have been acquired. The reorganization agreement also calls for the issuance of up to 1,022,130 additional shares of the Company's common stock subject to the achievement of certain operating results in future years. The Company does not expect to meet the requirements which will result in the issuance of these shares. The issuance of these shares will be accounted for as additional consideration for the acquisition of FLSA and, if issued, to be accounted for as the purchase of undeveloped technology and, therefore, the value of such shares expensed. No accounting recognition has been given to the minority ownership interest in the subsidiary because the subsidiary is a deficit corporation and the minority shareholders have no obligation to fund their share of such deficit.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


7.  Equity (Continued)

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

     A summary of the Company's stock option plans as of June 30, 1998 and 1997 and changes during the year are presented below:

                                                                                          Options Granted to
                                                Director Plan        Option Plan          Service Providers
                                             ------------------  -------------------     ---------------------
                                                       Weighted             Weighted                  Weighted
                                              Number    Average  Number      Average     Number        Average
                                               of      Exercise    of       Exercise       of         Exercise
                                             Options    Price    Options      Price      Options        Price
                                             -------   --------  -------    --------     -------      --------

      Options outstanding, June 30, 1996     137,500      3.11   200,000       4.14     2,919,320        0.69
        Granted                               30,000      0.17         -          -       375,000        0.09
        Expired                              (10,000)        -  (200,000)         -       (50,000)          -
                                             -------  --------   -------      -----     ---------        ----
      Options outstanding, June 30, 1997     157,500      2.75         -          -     3,244,320        0.69
      Options outstanding, June 30, 1998     157,500      2.75         -          -     3,244,320        0.69
                                             =======  ========   =======      =====     =========        ====

      Currently exercisable                  157,500      2.75         -          -     3,244,320        0.69
                                             =======  ========   =======      =====     =========        ====


     The range of exercise prices is $.06 to $7.50 as of June 30, 1998 and 1997, respectively.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


7.  Equity (Concluded)

     The weighted average fair value of the options granted during the years ended June 30, 1998 and 1998 is presented below:

                                                     1998               1997
                                                     ----               ----
     Director Plan                                Non Granted              $.10
     Option Plan                                  Non Granted       Non Granted
     Options granted to service providers         Non Granted              $.11

     The Company applies APB Opinion 25 and related interpretations in accounting for certain options granted. Accordingly, no compensation cost has been recognized for those options. Had compensation cost for the Company plans been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's net loss would not have been affected for the years ended June 30, 1998 and 1997, and there would have been no impact on the loss per share for those years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                   1998             1997
                                                   ----             ----

     Weighted risk-free interest rate               N/A             6.55%
     Weighted expected life                         N/A          8.21 years
     Weighted expected volatility                   N/A             135%

8.   Investment

     The Company acquired 150,000 shares of 6% cumulative, convertible preferred stock of Genesis Farms, Inc. (Genesis) on March 31, 1994 in consideration for issuing 1,500,000 shares of the Company's common stock. The preferred stock can be converted into common stock at a ratio of 10 shares of common stock for each share of the preferred. On March 31, 1994, the Company's stock had a fair market value of $1. In accordance with generally accepted accounting principles (the cost method of accounting for non-marketable investments), the Company recorded the investment in Genesis at $1,500,000.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


8.   Investment (Concluded)

     Management believes the value of Genesis stock has been permanently impaired and has reduced its investment in the Genesis preferred stock to $-0- as of June 30, 1998 and 1997.

     If the Genesis stock becomes publicly traded, as intended by Genesis' management, the value of the stock by the Company would be based on its market price, as required by SFAS No. 115, and may differ from its historical cost value.

9.   Cash Flow Information

                                                                     Period From
                                                     For the Year   Inception to
                                                    Ended June 30,    June 30,
                                                    1998      1997      1998
                                                    ----      ----   ---------

     Cash paid for interest                     $     525  $      -  $   7,752

     Non-cash investing and financing
        activities were as follows:
              Liabilities repaid through issuance
                  of common stock                  33,441     5,784    616,214
              Issuance of common stock for
                  subscription receivable               -         -     50,000
              Non-marketable security acquired
                  through the issuance of common
                  stock                                 -         -  1,500,000

10.    Related Party Transactions

       On October 4, 1996, R. Bruce Reeves resigned as a member of the Board of Directors, President, and Chief Executive Officer of the Company. Effective April 1, 1996, the Company engaged a consulting firm, controlled by a Reeves' family member, to perform the executive duties of the Company. In fiscal year end June 30, 1998, the Company paid $1,500 in contractual fees for these services as compared to fiscal year ended June 30, 1997, wherein the Company paid $35,000 for these services. In February 1998, the Company's Board of Directors appointed Mr. Reeves as acting President to manage ongoing business activities of the Company.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997


10.  Related Party Transactions (Concluded)

     As of June 30, 1998 and 1997, the Company was indebted $87,734 to this related party. Effective October 18, 1996, this indebtedness bears no interest and has been deferred for a period of three years.

     In addition, the Company had $16,827 of accrued expenses payable to the related party as of June 30, 1998 and 1997.

11.  Disclosure About Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, short-term trade receivables and payables, and long-term debt. The carrying value of all instruments approximate their fair value.