Form 10QSB
period 1998-09-30
BIORELEASE CORP
filed 1998-12-07
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from July 1, 1998 to September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 9,446,659 shares of common stock, par value $.01 per share as of November 25, 1998.

-----------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One) Yes ____ No __X__

                                     1 of 10

                                BIORELEASE CORP.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                          Number

Item 1     Financial Statements..............................................3

           Consolidated balance sheets as of September 30, 1998
           (unaudited) and June 30, 1998.....................................3

           Consolidated Statements of Operations for the Three
           Months Ended September 30, 1998 (unaudited) and 1997
           (unaudited), and from October 20, 1989 (inception) to
           September 30, 1998 (unaudited)....................................4

           Consolidated Statements of Cash Flows for the three
           Months Ended September 30, 1998 (unaudited) and 1997
           (unaudited), and from October 20, 1989 (inception)
           to September 30, 1998 (unaudited).................................5

           Notes to Unaudited Consolidated Financial Statements..............7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation................................8

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.................................................9

Item 2.    Changes in Securities.............................................9

Item 3.    Defaults Upon Senior Securities...................................9

Item 4.    Submission of Matters to a Vote of Security Holders...............9

Item 5.    Other Information.................................................9

Item 6.    Exhibits and Reports on Form 8-K..................................9


                                     2 of 10

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statement

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1998 and June 30, 1998

                                                    September           June 30,
                                                     30, 1998             1998
                                                   (Unaudited)          --------
                                 ASSETS            -----------
Current Assets:
   Cash                                          $      6,716       $     1,320
   Accounts receivable                                  4,130             8,455
   Inventories                                         18,257            18,434
   Other receivables                                      745               745
   Prepaid expenses and other current assets                -                 -
                                                 ------------       -----------
Total current assets                                   29,848            28,954
                                                 ------------       -----------
Equipment and leasehold improvements, net               8,865            10,971
                                                 ------------       -----------
Other assets:
   Intangible assets, net                              17,823            20,449
   Other noncurrent assets                                300               300
                                                 ------------       -----------
Total assets                                     $     56,836       $    60,674
                                                 ============       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)

Current liabilities:
   Notes payable                                 $     27,500       $    27,500
   Accounts payable                                   117,283           113,515
   Accrued expenses                                    98,502            93,954
   Notes payable stockholders,current                  46,100            46,100
   Deferred Income                                          -                 -
   Other current liabilities                            1,549             1,549
                                                 ------------       -----------
   Total current liabilities                          290,934           282,618
   Notes payable stockholders, long term               14,955            14,955
   Notes payable others, long term                     16,000            16,000
   Other liabilities                                   87,734            87,734
                                                 ------------       -----------
Total liabilities                                     452,872           401,307
                                                 ------------       -----------
Stockholders' equity (Deficiency):                    409,623
   Common stock of $.01 par value,  50,000,000
   shares  authorized,  10,286,659 and 9,921,659
   issued and 9,736,659 and 9,371,659 Outstanding
   at September 30, 1998 and June 30, 1998            102,867           102,867
Additional paid-in capital                          9,140,088         9,140,088
Development stage accumulated deficit              (9,540,242)       (9,528,088)
Stock subscriptions receivable                        (50,000)          (50,000)
                                                 ------------       -----------
                                                     (347,287)         (335,133)
   Less: Treasury stock, at par                        (5,500)           (5,500)
                                                 ------------       -----------
Total Stockholder's Equity (Deficiencies)            (352,787)         (340,633)
                                                 ------------       -----------
Total liabilities and stockholders' equity
(deficiencies)                                  $      56,836      $     60,674
                                                 ============       ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                     3 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF OPERATIONS For
               the Three Months Ended September 30, 1998 and 1997,
         and the Cumulative Period from Inception to September 30, 1998
                                   (Unaudited)
                            ------------------------

                                                        Three Months Ended        Inception
                                                            September 30,     (October 20,1989)
                                                        ------------------  to September 30, 1998
                                                        1998          1997  ---------------------
                                                        ----          ----

Revenues                                          $    3,130      $  20,000     $  562,351
Cost of goods sold                                      (177)            (0)       (25,514)
                                                  ----------      ---------     ----------
Gross profit                                           2,953         20,000        536,837

Costs and expenses:
   Biotech selling expenses                                -              -       (601,116)
   Research and development                                -              -     (2,558,041)
   Purchased technology                                    -              -       (690,000)
   General and administrative                        (13,533)       (12,673)    (4,281,047)
                                                  ----------      ---------     ----------
        Total costs and expenses                     (13,533)       (12,673)    (8,130,204)
                                                  ----------      ---------     ----------
   (Loss)/Gain from operations                       (10,580)         7,327     (7,593,367)
                                                  ----------      ---------     ----------
   Other Income (Costs):
      Interest, net                                   (1,728)        (1,617)        70,279
      Lease commitment costs                               -              -       (315,000)
      Litigation costs                                                    -        (99,242)
      Offering costs                                       -              -       (336,446)
      Option compensation                                  -              -       (219,375)
      Other income (cost)                                  -              -        (23,034)
      Realized loss for decline in value of
      Investment                                           -              -     (1,500,000)
      Gain on equipment sale                               -              -         62,616
      Income recognized on settlements                   154              -        293,760
                                                  ----------      ---------     ----------
   Total other income (cost)                          (1,574)        (1,617)    (2,066,442)
                                                  ----------      ---------     ----------
   (Loss)/Gain before provision for
      (benefit from) income taxes and
      Cumulative effect of change in
      Accounting principle                           (12,154)         5,710     (9,659,809)
   Provision for income taxes                              -              -        343,873
                                                  ----------      ---------     ----------
   (Loss)/Gain before cumulative effect
      Of change in accounting principle              (12,154)         5,710    (10,003,682)
   Cumulative effect of change in
      Accounting principle                                 -              -        463,440
                                                  ----------      ---------     ----------
   Net (loss)/gain                                  ($12,154)    $    5,710    ($9,540,242)
                                                  ==========      =========     ==========
   Weighted average shares                         9,736,659      9,388,325      6,133,012
   Basic and fully diluted loss per share             ($0.00)        ($0.00)        ($1.56)


    The accompanying notes are an integral part of the consolidated financial statements.

                                     4 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three Months Ended September, 1998 and 1997
         and the Cumulative Period from Inception to September 30, 1998
                                  (Unaudited)
                             ----------------------

                                                                               Inception
                                                       Three Months Ended  (October 20, 1989)
                                                          September 30,     to September 30,
                                                        1998        1997          1998
                                                        ----        ----          ----
Cash flows from operating activities:
Net (loss)/Gain                                   $   (12,154)  $   5,710    $(9,540,242)
   Adjustments to reconcile net loss to net
       cash used in development activities:
     Depreciation and amortization                      4,732       7,500        260,662
     Cumulative effect of change in accounting
       principle                                            -           -       (463,440)
     Recognized loss on investment                          -           -      1,500,000
     (Gain) Loss on sale of assets                          -           -        (38,704)
     Loss on extinguishment of debt                         -           -         42,000
     Common Stock issued in exchange for
         Purchased technologies                             -           -        605,000
     Common Stock issued in exchange for
         services rendered                                  -           -        128,453
     Common stock options issued in exchange of
         services rendered                                  -           -         52,300
     Amortization of unearned compensation                  -           -        140,625
     Re-pricing of A Warrants                               -           -         78,750
   (Increase) Decrease in current assets:
     Accounts Receivable                                4,325      (8,099)        (4,130)
     Inventories                                          177           -        (18,257)
     Other receivables                                      -           -           (745)
     Prepaid expenses and other current assets              -           -            360
     Deferred tax asset                                     -           -        463,440
     Other non-current assets                               -           -           (300)
   Increase (Decrease) in current liabilities:
     Accounts payable                                   3,768        (828)       188,234
     Accrued expenses                                   4,548       2,500        105,970
     Other current liabilities                              -           -          1,549
     Other liabilities                                      -           -         87,734
                                                    ---------     -------    -----------
Net cash used in operating activities               $   5,396     $ 6,783    $(6,410,741)
                                                    =========     =======    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                     5 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENT OF CASH FLOWS For
               the Three Months Ended September 30, 1998 and 1997
         and the Cumulative Period from Inception to September 30, 1998
                                   (Unaudited)


                                                                                  Inception
                                                          Three Months Ended  (October 20, 1989)
                                                             September 30,     To September 30,

                                                            1998       1997          1998
                                                            ----       ----          ----
Cash flows from investing activities:
   Purchase of collateralized mortgage obligations             -          -      (1,000,000)
   Proceeds from collateralized mortgage obligations           -          -       1,000,000
   Purchase of fixed assets                                    -          -        (333,187)
   Purchase of intangible assets                               -          -        (105,205)
   Proceeds from sale of assets                               (-)        (-)        189,742
                                                         -------   --------      ----------
       Net cash used in investing activities                  (-)        (-)       (248,650)
                                                         -------   --------      ----------
       Cash flows from financing activities:
   Advances from and amounts due to
       Stockholders                                            -          -         594,385
   Payments of advances from stockholders                      -          -        (159,975)
   Notes receivable                                            -          -               -
   Notes payable                                               -     (3,000)        104,555
   Issuance of common stock, net                               -          -       2,105,966
   Purchase of treasury stock                                  -          -         (10,000)
   Re-capitalization                                           -          -       4,031,176
                                                         -------   --------      ----------
       Net cash provided by investing activities               -     (3,000)      6,666,107
                                                         -------   --------      ----------
       Net increase (decrease) in cash                     5,396     16,909           6,712
       Cash at beginning of period                         1,320     15,277               -
                                                         -------   --------      ----------
       Cash at end of period                             $ 6,716   $ 32,186      $    6,712
                                                         =======   ========      ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                                     6 of 10

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
     AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO SEPTEMBER 30, 1998

ITEM 1.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.


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

Three Months Ended September 30, 1998 and 1997

     For the three months ended September 30, 1998, the Company had revenues of $3,130, costs of goods sold of $177, general and administrative expenses of $13,533, interest expense of $1,728 and income recognized in settlements of $154 resulting in a net loss of $12,154 as compared to the three months ended September 30, 1997 in which the Company had $20,000, costs of goods sold of $0, general and administrative expenses of $12,673, interest expense of $1,617, no litigation costs, no gain on sale of equipment of and no income taxes resulting in a net profit of $5,710.

     From October 20, 1989, the initial date of the Subsidiary's activity, through September 30, 1998, the Company, including the Subsidiary, had revenues of $562,351, cost of goods sold of $25,514, Cell culture operation expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,281,047, other costs in the aggregate of $2,066,442, income taxes of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby yielding an accumulated net loss of $9,540,242.

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


                                     8 of 10

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of matters to a Vote of Securities Holders

          None

Item 5.   Other Information

          On February 19, 1998, The Company announced that it had signed a definitive agreement to acquire Xenix Resources, Inc. As a result of adverse changes in Xenix's financial condition since that time, the Company has discontinued its plan to acquire Xenix Resources. The Company had not expended any significant funds in the pursuit of this acquisition and does not expect this termination to affect the financial results.

Item 6.   Exhibits and Reports on form 8-K.

          None


                                     9 of 10

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BIORELEASE CORP.



December 01, 1998    By:  /s/ R. Bruce Reeves
                              --------------------------------------
                              R. Bruce Reeves, President and
                              Principal Financial Officer


                                    10 of 10