Form 10QSB
period 1998-12-31
BIORELEASE CORP
filed 1999-02-16
CIK 797662

----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. There was 9,736,659 shares of common stock, par value $.01 per share, as of February 11, 1999.
----------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (Check One)
Yes      No  X



                                     1 of 10

                                BIORELEASE CORP.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                        Page
                                                                     Number

Item 1.  Financial Statements


         Consolidated  balance  sheets as of  December  31, 1998
         (unaudited) and June 30, 1998 . . . . . . .                    3


         Consolidated  Statements  of  Operations  for the three
         months  and  six  months   ended   December   31,  1998
         (unaudited) and 1997 (unaudited),  and from October 20,
         1989 (inception) to December 31, 1998 (unaudited). . .         4

         Consolidated  Statements  of  Cash  Flows  for  the six
         months  ended  December 31, 1998  (unaudited)  and 1997
         (unaudited),  and from October 20, 1989  (inception) to
         December 31, 1998 (unaudited) . . . . .                        5


         Notes to Unaudited Financial Statements . . . . .              7


Item 2.  Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of Operation. . . . . .                  8

PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings . . . . . . . .                   10
         Item 2.   Changes in Securities . . . . . .                   10
         Item 3.   Defaults Upon Senior Securities .                   10
         Item 4.   Submission of Matters to a Vote of
                   Security Holders. . . . . . . . .
                                                                       10
         Item 5.   Other Information . . . . . . . .                   10
         Item 6.   Exhibits and Reports on Form 8-K.                   10




                                     2 of 10

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statement
                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 1998 and June 30, 1998
                                    --------

                                                               December 31,        June 30,
         ASSETS                                                   1998               1998
                                                              -----------        -----------
                                                              (Unaudited)

Cash ......................................................   $     1,832        $     1,320
Accounts receivable .......................................           195              8,455
Inventories ...............................................        18,257             18,434
Other receivables .........................................          --                  745
Prepaid expenses and other current assets .................          --                 --
                                                              -----------        -----------
         Total current assets .............................   $    20,284        $    28,954


Equipment and leasehold improvements, net .................         6,260             10,971
Intangible assets, net ....................................        15,197             20,449
Other noncurrent assets ...................................           300                300
                                                              -----------        -----------
         Total assets .....................................   $    42,041        $    60,674
                                                              ===========        ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable .............................................   $    27,500        $    27,500

Accounts payable ..........................................       122,771            113,515
Accrued expenses ..........................................        92,462             93,954
Notes payable - stockholders, current .....................        46,100             46,100
Income taxes payable ......................................         1,549              1,549
Other current liabilities .................................          --                 --
                                                              -----------        -----------

         Total current liabilities ........................       290,382            282,618


Notes payable - stockholder, long term ....................        14,955             14,955
Notes payable - other, long term ..........................        16,000             16,000
Other liabilities .........................................        87,734             87,734
                                                              -----------        -----------
         Total liabilities ................................       409,071            401,307
                                                              -----------        -----------
 Stockholders' equity:
     Common stock of $.01 par value,
     50,000,000 shares authorized, 10,286,659 and 9,921,659
         issued and 9,736,659 and 9,371,659 outstanding at
         December 31, 1998 and June 30, 1998


                                                                  102,867            102,867
         Additional paid-in capital .......................     9,140,088          9,140,088
         Stock warrants outstanding .......................          --                 --
         Development stage accumulated deficit ............    (9,554,485)        (9,528,088)
      Stock subscription receivable .......................    (   50,000)        (   50,000)
                                                              -----------        -----------
                                                               (  361,530)        (  335,133)
        Less: Treasury stock ..............................         5,500              5,500
                                                              -----------        -----------
                 Total stockholders' equity (deficit) .....    (  367,030)        (  340,633)
                                                              -----------        -----------
Total liabilities and stockholders'
   equity (deficiency) ....................................   $    42,041        $    60,674
                                                              ===========        ===========

         The accompanying notes are an integral part of the consolidated financial statements.


                                     3 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF OPERATIONS For
    the Three Months and Six Months Ended December 31, 1998 and 1997, and the
              Cumulative Period from Inception to December 31, 1998


                                                    Three Months Ended                  Six Months Ended                Inception
                                                        December 31,                      December 31,            (October 20, 1989)
                                              -----------------------------         --------------------------             To
                                                1998                 1997              1998             1997       December 31, 1998
                                                ----                 ----              ----             ----       -----------------
                                             (Unaudited)         (Unaudited)       (Unaudited)      (Unaudited)        Unaudited)

Revenues                                     $(   1,524)          $  20,000        $    1,606         $  40,000       $   560,827
Cost of Goods Sold                                    -                   -         (     177)                -         (  25,514)
                                              ---------           ---------        ----------        ----------       -----------
Gross Profit                                   (  1,524)             20,000             1,429            40,000           535,313
Operating expenses:
 Cell culture operations                              -                   -                 -                 -          (601,116)
 Research and development                             -                   -                 -                 -        (2,558,041)
 Purchased technologies                               -                   -                 -                 -       (   690,000)
 General and administrative                    ( 10,492)          (  14,352)         ( 24,025)         ( 27,025)      ( 4,291,539)
 Other                                                -                   -                 -                 -                 -
                                             ----------          ----------       -----------        ----------       -----------
(Loss)/Gain from operations                    ( 12,016)              5,648          ( 22,596)           12,975       ( 7,605,383)
                                             ----------          ----------       -----------        ----------       -----------
Other costs:
 Interest, net                                 (  1,728)          (   1,607)         (  3,455)         (  3,224)           68,552
 Lease commitment cost                                -                   -                 -                 -       (   315,000)
 Litigation costs                                     -                   -                 -                 -           (99,242)
 Other income (costs)                                 -                   -                 -                 -       (    23,034)
 Gain (Loss) on sale of assets                 (    500)                  -           (   500)                -            62,116
 Offering costs                                       -                   -                 -                 -       (   336,446)
 Option compensation                                  -                   -                 -                 -       (   219,375)
 Income on settlements                                -                   -               154                 -           293,761
 Realized loss for decline
  in value of investment                              -                   -                 -                 -        (1,500,000)
                                             ----------          ----------       -----------         ---------       -----------
     Total other costs                       (    2,228)          (   1,607)      (     3,801)         (  3,224)      ( 2,068,668)
                                             -----------         ----------       ------------        ---------       -----------
Income (loss) before  provision for (benefit from) income taxes and cumulative effect of change in accounting
              principle                       (  14,244)              4,041        (   26,397)            9,751       ( 9,674,051)
Provision for income taxes                            -                   -                 -                 -       (   343,873)
                                             ----------          ----------       -----------         ---------       ------------
Income (loss) before cumulative effect of
              accounting principle             ( 14,244)              4,041          ( 26,397)            9,751       (10,017,924)
Cumulative effect of change in
              accounting principle                    -                   -                 -                 -           463,440
                                             ----------          ----------       -----------        ----------       -----------
Net income (loss)                            $(  14,244)         $    4,041       $(   26,397)       $    9,751       $(9,554,484)
                                             ==========          ==========       ===========        ==========       ===========

Weighted average shares                       9,736,659           9,426,659         9,736,659         9,399,159         6,225,948
Basic and fully diluted
  (Loss) per share                           $      .00          $      .00       $       .00        $      .00       $ (    1.53)

               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                           4 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENT OF CASH FLOWS For
                 the Six Months Ended December 31, 1998 and 1997
          and the Cumulative Period from Inception to December 31,1998
                                   (Unaudited)

                                                                                 Inception
                                                      Six Months Ended       (October 20, 1989)
                                                        December 31,           to December 31,
                                                    1998           1997             1998
                                                ------------   -----------      --------------
Cash flows from operating activities:
Net (Loss)/Gain .............................   $   (26,397)   $     9,751      $ ($9,554,485)
  Adjustments to reconcile
  net loss to net cash used in
  development activities:
    Depreciation and
      amortization ..........................         9,463         15,000            265,393
    Cumulative effect of change
      in accounting principle ...............            --             --          ( 463,440)
    (Gain) loss on sale of
      assets ................................           500             --          (  38,204)
    Recognized loss on
     investment .............................            --             --          1,500,000
    Loss on extinguishment
      of debt ...............................            --             --             42,000
    Common stock issued in exchange
      for purchased technology ..............            --             --            605,000
    Common stock issued
      in exchange for
      services rendered .....................            --             --             52,300
    Common stock options issued
      in exchange of services
      rendered ..............................            --             --            128,453
  Amortization of unearned
    compensation ............................            --             --            140,625
  Repricing of Class A warrants .............            --             --             78,750
  (Increase) decrease in current assets:
    Cash - escrow ...........................            --             --                 --
    Accounts receivable .....................         8,260          8,099              ( 195)
    Other receivables .......................           745             --                 --
    Inventories .............................           177             --           ( 18,257)
    Prepaid expenses and
      other current assets ..................            --             --                360
    Deferred tax asset ......................            --             --            463,440
    Other non-current assets ................            --             --               (300)
  Increase (decrease) in current liabilities:
    Accounts payable ........................         9,256        (18,517)           193,722
    Deferred revenue ........................            --        (20,000)                --
    Accrued expenses ........................       ( 1,492)         8,224             99,930
    Other current liabilities ...............            --             --              1,549
  Other liabilities .........................            --             --             87,734
                                                 ----------    -----------        -----------
      Net cash provided (used)
        In operating activities
                                                        512          2,557         (6,415,625)
                                                 ----------    -----------        -----------

Cash flows from investing activities:
  Purchase of government backed
    securities ..............................            --             --        ( 1,000,000)
  Proceeds from collateralized
    mortgage obligations ....................            --             --          1,000,000
  Purchase of fixed assets ..................            --             --        (   333,187)
  Proceeds from sale of assets ..............            --             --            189,742
  Purchase of intangible
    assets ..................................            --             --         (  105,205)
                                                 ----------    -----------        -----------
      Net cash used in
        investing activities ................            --             --          ( 248,650)
                                                 ----------    -----------        -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                           5 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED STATEMENT OF CASH
            FLOWS For the Six Months Ended December 31, 1998 and 1997
          and the Cumulative Period from Inception to December 31, 1998



                                                                                     Inception
                                               Six Months Ended                  (October 20, 1989)
                                                   December 31,                   to December 31,
                                             1998                1997                  1998
                                         (Unaudited)          (Unaudited)           Unaudited)
                                         ----------           -----------        ------------------
Cash flows from financing activities:

  Advances from
    stockholders                                  -                    -                594,385
  Payments of advances
    from stockholders                             -                    -             (  159,975)
  Loans payable                                   -                    -                      -
  Notes payable (paid)                            -           (    5,000)               104,555
  Issuance of common stock, net                   -                    -              2,105,966
  Purchase of investments in
   issuance of common stock                       -                    -           (     10,000)
  Notes receivable                                -                    -                      -
  Recapitalization                                0                    0              4,031,176
                                        -----------         ------------          -------------

      Net cash provided
      by investing
      activities                                  -          (     5,000)             6,666,107
                                        -----------         ------------          -------------

Net increase (decrease)
  in cash                                       512          (     2,443)                 1,832
Cash at beginning
  of period                                   1,320               15,277                      -
                                         -----------        ------------          -------------

Cash at end of period                   $     1,832         $     12,834          $       1,832
                                        ===========         ============          =============




Supplemental disclosure of non-cash transactions:

Cash paid for interest                            -                    -                  7,752

Marketable securities acquired
  through issuance of common
  stock                                           -                    -                      -

Issuance of common stock
  for subscription receivable                     -                    -                 50,000

Liabilities repaid through
  issuance of common stock                        -                     -               616,214

Non-marketable security acquired
  through the issuance of
  common stock                                    -                    -              1,500,000

                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                                           6 of 10

                                        BIORELEASE CORP.
                                  (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                       AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO
                                        DECEMBER 31,1998

1.      Basis of presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.



                                           7 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


Three Months Ended December 31, 1998 and 1997

        For the three months ended December 31, 1998, the Company, including it's subsidiary, Biorelease Technologies, Inc., ("the Subsidiary") had negative revenues of $1,524, Cost of goods sold of $0, expenses of its cell culture operations of $0, research and development expenses of $0, costs for purchased technology of $0, general and administrative operation costs of $10,492, interest expense of $1,728, loss on sale of assets of $500, resulting in a net loss of $14,244, compared to the three months ended December 31, 1997 in which the Company had revenues of $20,000, no costs of goods sold, $0 expenses from cell culture, expenses of its cell culture operations of $0, research and development expenses of $0,costs for purchased technology of $0, general and administrative operation costs of $14,352, interest expense of $1,607, litigation costs of $0, income from the sale of assets of $0, costs related to terminated business combination and offering costs of $0, no option compensation charges, income recognized on settlements of $0 and income taxes of $0, resulting in a net gain of $4,041. The loss for the current quarter, as compared to income in the same period last year, was attributed to the discontinuation of research grant revenues.

Six Months Ended December 31, 1998 and 1997

        For the six months ended December 31, 1998, the Company had revenues of $1,606, cost of goods sold of $177, $0 costs of it's cell culture operations, $0 costs of research and development, $0 costs of purchased technologies, $24,025 of general and administrative costs, $3,455 of interest expense, $500 loss on sale of assets, $154 of income on settlements, and $0 income taxes, resulting in a loss for the six month period of $26,397 as compared to the six months ended December 31, 1997, in which the Company had revenues of $40,000, cost of goods sold of $0, no cell culture costs, no research and development costs, no purchased technology costs, general and administrative costs of $27,025, interest expense of $3,224, offering costs of $0 and no income taxes resulting in a net gain of $9,751. The net loss compared to the net income from the previous fiscal year's six months resulted primarily from the discontinuation of grant research revenues.

Inception (October 20, 1989) to December 31, 1998

        From October 20, 1989, the date of the Subsidiary's initial activity, through December 31, 1998, the Company had revenues of $560,827 cost of goods sold of $25,514, cell culture expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,291,539, interest income of $68,552, lease commitment cost of $315,000, litigation costs of $99,242, other costs of $23,034, gain on sale of assets of $62,116, offering cost of $336,446, Option Compensation of $219,375, income recognized on settlements of $293,761, realized loss for decline in value of investment of $1,500,000, income tax expense of $343,873 and a cumulative effect of change in accounting principle of $463,440, thereby resulting in an accumulated net loss of $9,554,484.



                                           8 of 10

Liquidity and Capital Resources

         From inception until the date on which the subsidiary was combined with the Company (the Reorganization), the Subsidiary's primary sources of funds were the proceeds from private offerings of its Common Stock and Stock in the Subsidiary. Since the Reorganization, the primary source of capital has been the Company's funds and revenues. The Company continues to seek a company to combine with to increase its liquidity and asset levels and/or to contribute to the development of the Company's technologies.



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

                  None

Item 2.           Changes in Securities.

                  None

Item 3.           Defaults Upon Senior Securities.

                  None

Item 4.           Submission of Matters to a Vote of Securities Holders.

                  None

Item 5.           Other Information.

                  None

Item 6.           Exhibits and Reports of Form 8-K.

                  None


         SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         BIORELEASE CORP.



February 11, 1999                    By:  /s/ Richard F. Schubert
                                          -------------------------
                                          Richard F. Schubert, Chairman and
                                          Principal Financial Officer


F:\bio\sec\10q\1999\10q1298.doc


                                           10 of 10