Form 10QSB
period 1999-03-31
BIORELEASE CORP
filed 1999-05-12
CIK 797662

----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. There was 9,736,659 shares of common stock, par value $.01 per share, as of May 11, 1999.

  ----------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (Check One) Yes ____ No __X__




                                    1 of 10

                                BIORELEASE CORP.


                                      INDEX

PART I. FINANCIAL INFORMATION                                              Page
                                                                          Number
                                                                          ------
Item 1.  Financial Statements


Consolidated  balance sheets as of March 31, 1999 (unaudited) and June
30, 1998                                                                     3

Consolidated  Statements of  Operations  for the three months and nine months ended March 31, 1999 (unaudited) and 1998 (unaudited), and from
October 20, 1989 (inception) to March 31, 1999 (unaudited)                   4

 Consolidated  Statements  of Cash  Flows  for the nine  months ended March 31, 1999  (unaudited)  and 1998  (unaudited),  and
 from   October  20,  1989   (inception)   to  March  31,  1999
 (unaudited)                                                                 5

 Notes to Unaudited Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                            8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         10
         Item 2.  Changes in Securities                                     10
         Item 3.  Defaults Upon Senior Securities                           10
         Item 4.  Submission of Matters to a Vote of Security Holders       10
         Item 5.  Other Information                                         10
         Item 6.  Exhibits and Reports on Form 8-K.                         10



                                    2 of 10

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statement
                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 1999 and June 30, 1998
                                    --------


                                                                             March 31,                  June 30,
         ASSETS                                                                 1999                      1998
         ------                                                              ---------                  --------
                                                                            (Unaudited)

Cash                                                                        $        828               $    1,320
Accounts receivable                                                                2,370                    8,455
Inventories                                                                       16,903                   18,434
Other receivables                                                                      -                      745
Prepaid expenses and other current assets                                              -                        -
                                                                             -----------               ----------
         Total current assets                                               $     20,101               $   28,954

 Equipment and leasehold improvements, net                                         4,154                   10,971
 Intangible assets, net                                                           12,571                   20,449
 Other noncurrent assets                                                             300                      300
                                                                             -----------               ----------
         Total assets                                                        $    37,126               $   60,674
                                                                             ===========               ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
 Notes payable                                                               $    27,500               $   27,500
 Accounts payable                                                                121,770                  113,515
 Accrued expenses                                                                 97,540                   93,954
 Notes payable - stockholders, current                                            46,100                   46,100
 Income taxes payable                                                              1,549                    1,549
 Other current liabilities                                                             -                        -
                                                                             -----------              ----------
         Total current liabilities                                               294,459                  282,618

 Notes payable - stockholder, long term                                           14,955                   14,955
 Notes payable - other, long term                                                 16,000                   16,000
 Other liabilities                                                                87,734                   87,734
                                                                             -----------               ----------
         Total liabilities                                                       413,148                  401,307
                                                                             -----------               ----------

Stockholders' equity:
     Common stock of $.01 par value,
     50,000,000  shares   authorized,   10,286,659  and
          10,286,659  issued  and 9,736,659  and  9,736,659
          outstanding  at March 31, 1999 and June 30, 1998                      102,867                   102,867

         Additional paid-in capital                                           9,140,088                 9,140,088
         Stock warrants outstanding                                                   -                         -
         Development stage accumulated deficit                              ( 9,563,477)               (9,528,088)
      Stock subscription receivable                                         (    50,000)               (   50,000)
                                                                            ------------               -----------
                                                                            (   370,522)               (  335,133)
        Less: Treasury stock                                                      5,500                     5,500
                                                                            -----------                ----------
        Total stockholders' equity (deficit)                                (   376,022)               (  340,633)
                                                                            ------------               -----------
Total liabilities and stockholders'
   equity (deficiency)                                                      $    37,126                $   60,674
                                                                            ===========                ==========


                   The accompanying notes are an integral part of the consolidated financial statements.



                                    3 of 10


                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Nine Months Ended March 31, 1999 and 1998, and the
               Cumulative Period from Inception to March 31, 1999
                                   -----------

                                          Three Months Ended                         Nine Months Ended
                                               March 31,                               March 31,                      Inception
                                     ----------------------------             ----------------------------        (October 20, 1989)
                                                                                                                          To
                                         1999              1998                   1999              1998            March 31, 1999
                                         ----              ----                   ----              ----          ------------------
                                     (Unaudited)       (Unaudited)            (Unaudited)       (Unaudited)

Revenues                             $    5,350        $  13,558            $    6,956           $  53,558            $  566,177
Cost of Goods Sold                    (   1,354)               -            (    1,531)                  -            (   26,868)
                                      ----------        --------            ----------            --------            ----------
   Gross Profit                           3,996           13,558                 5,425              53,558               539,309
Operating expenses:
 Cell culture operations                      -               -                     -                    -            (  601,116)
 Research and development                     -               -                     -                    -            (2,558,041)
 Purchased technologies                       -               -                     -                    -            (  690,000)
 General and administrative           (  11,260)      (  26,929)           (   35,284)             (53,955)           (4,302,799)
 Other                                        -               -                     -                    -                     -
                                     -----------        -------            ----------            ---------            -----------
(Loss)/Gain from operations           (   7,264)      (  13,371)           (   29,859)             (   397)          ( 7,612,647)
                                     -----------       ---------           -----------           ---------            -----------
Other costs:
 Interest, net                        (   1,728)      (   9,725)           (    5,182)             (12,949)               66,823
 Lease commitment cost                        -               -                     -                    -            (  315,000)
 Litigation costs                             -               -                     -                    -            (   99,242)
 Other income (costs)                         -               -                     -                    -            (   23,034)
 Gain (Loss) on sale of assets                -               -            (      500)                   -                62,116
 Offering costs                               -               -                     -                    -            (  336,446)
 Option compensation                          -               -                     -                    -            (  219,375)
 Income on settlements                        -               -                   154                    -               293,761
 Realized loss for decline
  in value of investment                      -               -                     -                    -           ( 1,500,000)
                                     ----------       ---------           -----------             --------           -----------
     Total other costs               (    1,728)      (   9,725)          (     5,528)            ( 12,949)          ( 2,070,397)
                                     -----------      ----------          ------------            --------           -----------
Income (loss) before  provision for
 (benefit  from) income taxes and
 cumulativeeffect of change in
 accounting principle                 (   8,992)      (  23,096)           (   35,387)            ( 13,346)           (9,683,044)

Provision for income taxes                    -               -                     -                  -              (  343,873)
                                     ----------       ---------           -----------             --------            ----------
Income (loss) before cumulative
 effect ofaccounting principle        (   8,992)      (  23,096)           (   35,387)            ( 13,346)          (10,026,917)
Cumulative effect of change in
 accounting principle                         -               -                     -                    -               463,440
                                     ----------       ---------           -----------             --------            ----------
Net income (loss)                    $(   8,992)      $( 23,096)          $(   35,387)           $( 13,346)         $( 9,563,477)
                                     ===========      ==========          ============           =========           ===========

Weighted average shares               9,736,659        9,669,992            9,736,659            9,444,992             7,634,139
Basic and fully diluted (loss)
  per share                          $      .00       $      .00           $      .00                $ .00                $(1.25)


                     The accompanying notes are an integral
                 part of the consolidated financial statements.




                                    4 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Nine Months Ended March 31, 1999 and 1998
            and the Cumulative Period from Inception to March 31,1999
                                   (Unaudited)
                                 ---------------

                                                                                    Inception
                                                    Nine Months Ended           (October 20, 1989)
                                                      March 31,                    to March 31,
                                           1999                    1998               1999
                                      --------------          --------------     --------------
Cash flows from operating activities:
Net (Loss)/Gain                       $(    35,387)         $ (    13,346)       $ ($9,563,477)
  Adjustments to reconcile
  net loss to net cash used in
  development activities:
    Depreciation and
      amortization                          14,193                 22,500              270,125
    Cumulative effect of change
      in accounting principle                    -                      -         (    463,440)
    (Gain) loss on sale of
      assets                                   500                      -         (     38,204)
    Recognized loss on
     investment                                  -                      -            1,500,000
    Loss on extinguishment
      of debt                                    -                      -               42,000
    Common stock issued in exchange
      for purchased technology                   -                      -              605,000
    Common stock issued
      in exchange for
      services rendered                          -                 20,500               52,300
    Common stock options issued
      in exchange of services
      rendered                                   -                  6,750              128,453
  Amortization of unearned
    compensation                                 -                      -              140,625
  Repricing of Class A warrants                  -                      -               78,750
  (Increase) decrease in current assets:
    Cash - escrow                                -                      -                    -
    Accounts receivable                      6,085                  8,099         (      2,370)
    Other receivables                          745                      -                    -
    Inventories                              1,531                      -         (     16,903)
    Prepaid expenses and
      other current assets                      -                       -                  360
    Deferred tax asset                          -                       -              463,440
    Other non-current assets                    -                       -         (        300)
  Increase (decrease) in
   current liabilities:
    Accounts payable                         8,255           (     17,295)             192,721
    Deferred revenue                             -           (     20,000)                   -
    Accrued expenses                         3,586           (      6,298)             105,008
    Other current liabilities                    -                      -                1,549
    Other liabilities                            -                  1,500               87,734
                                       -----------           ------------          -----------
      Net cash provided (used)
        In operating activities        (       492)                 2,410          ( 6,416,629)
                                       -----------            -----------          -----------

Cash flows from investing activities:
  Purchase of government backed
    securities                                  -                      -          (  1,000,000)
  Proceeds from collateralized
    mortgage obligations                        -                      -             1,000,000
  Purchase of fixed assets                      -                      -          (    333,187)
  Proceeds from sale of assets                  -                      -               189,742
  Purchase of intangible
    assets                                      -                      -          (    105,205)
                                       ----------             ----------             ----------
      Net cash used in
        investing activities                    -                      -          (    248,650)
                                       ----------           ------------          -------------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.




                                    5 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED STATEMENT OF CASH
             FLOWS For the Nine Months Ended March 31, 1999 and 1998
           and the Cumulative Period from Inception to March 31, 1999
                                    --------


                                                                                    Inception
                                                Nine Months Ended               (October 20, 1989)
                                                     March 31,                      to March 31,
                                             1999                 1998                 1999
                                         (Unaudited)          (Unaudited)           Unaudited)
                                         -----------          -----------        -----------------
Cash flows from financing activities:

  Advances from
    stockholders                                  -                    -              594,385
  Payments of advances
    from stockholders                             -                    -        (     159,975)
  Loans payable                                   -                    -                    -
  Notes payable (paid)                            -         (     12,475)             104,555
  Issuance of common stock, net                   -                    -            2,105,966
  Purchase of investments in
   issuance of common stock                       -                    -         (     10,000)
  Notes receivable                                -                    -                    -
  Recapitalization                                -                    -            4,031,176
                                         ----------          -----------            ---------

      Net cash provided
      by investing
      activities                                  -         (     12,475)           6,666,107
                                        -----------         -------------         -----------

Net increase (decrease)
  in cash                                (      492)         (    10,065)                 828
Cash at beginning
  of period                                   1,320               15,278                    -
                                         -----------         ------------       -------------

Cash at end of period                   $       828         $      5,213        $         828
                                        ===========         ============        =============




Supplemental disclosure of non-cash transactions:

Cash paid for interest                            -                    -                7,752

Marketable securities acquired
  through issuance of common
  stock           -                               -                    -                    -

Issuance of common stock
  for subscription receivable                     -                    -               50,000

Liabilities repaid through
  issuance of common stock                        -                    -              616,214

Non-marketable security acquired
  through the issuance of
  common stock                                   -                    -             1,500,000


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
               AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO
                                  MARCH 31,1999

1.      Basis of presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

                                    7 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


Three Months Ended March 31, 1999 and 1998

        For the three months ended March 31, 1999 the Company, including it's subsidiary, Biorelease Technologies, Inc., (the Subsidiary) had revenues of $5,350, cost of good sold of $1,354, general and administrative expenses of $11,260, interest expense of $1,728 and no income taxes resulting in a net loss of $8,992 as compared to the three months ended March 31, 1998 in which the Company, including its subsidiary, had revenues of $13,558, cost of good sold of $0, general and administrative expenses of $26,929, interest expense of $9,725 and no income taxes resulting in a net loss of $23,096. The loss for the current quarter, as compared to the loss in the same period last year, was attributed to reduced general and administrative expenses and reduced interest expense.

Nine Months Ended March 31, 1999 and 1998

        For the nine months ended March 31, 1999, the Company had revenues of $6,956, cost of goods sold of $1,531, general and administrative expenses of $35,284, interest expense of $5,182, loss on sale of asset of $500, income on settlements of $154 and no income taxes resulting in a let loss of $35,387 as compared to the nine months ended March 31, 1998 wherein the Company had revenues of $53,558, no cost of goods sold, general and administrative expenses of $53,955, interest expense of $12,949, no gain on sale of assets, no income on settlement and no income taxes resulting in a net loss of $13,346. The increase in the net loss for the nine months resulted primarily from the discontinuation of grant research revenues net of reduced costs.

Inception (October 20, 1989) to March 31, 1999

        From October 20, 1989, the date of the Subsidiary's initial activity, through March 31, 1999, the Company had revenues of $566,177 cost of goods sold of $26,868, cell culture expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,302,799, interest income, net of interest expense of $66,823, lease commitment cost of $315,000, litigation costs of $99,242, other costs of $23,034, gain on sale of assets of $62,116, offering cost of $336,446, Option Compensation of $219,375, income recognized on settlements of $293,761, realized loss for decline in value of investment of $1,500,000, income tax expense of $343,873 and a cumulative effect of change in accounting principle of $463,440, thereby resulting in an accumulated net loss of $9,563,477.

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

         BIORELEASE CORP.



May 12, 1999      By:  /s/ Richard F. Schubert
                       ---------------------------------
                       Richard F. Schubert, Chairman and
                       Principal Financial Officer


                                    10 of 10