Form 10KSB
period 1999-06-30
BIORELEASE CORP
filed 1999-10-15
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                                               Commission File No. 33-43976
For the fiscal year ended June 30, 1999                            --------
               Delaware                                  88-0218411
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or organization)

                                BIORELEASE CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               340 Granite Street, Suite 200, Manchester, NH 03102
              ----------------------------------------------------
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

                             Yes       X             No
                                 -----------            ------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( X )

                             Yes       X             No
                                 -----------            ------------
The aggregate market value of the voting common stock held by non-affiliates (1) of the registrant, based on the average of high bid ($0.06) and low bid ($ 0.06) prices of the Company's Common Stock as of September 10, 1999, is approximately $467,485. This is based upon an average of $0.06 multiplied by the number of shares of Registrant's Common Stock held by non-affiliates (7,791,412 shares).

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of September 10, 1999 is 11,997,738.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the 3 months preceding the filing of this Form 10-KSB were officers, directors and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  See Item 13.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              ------    -------

                                 BIORELEASE CORP
                                   Form 10-KSB
                         Fiscal Year Ended June 30, 1999

                                Table of Contents

PART I
Item 1. Business:                                                              3
       General                                                                 3
       The Subsidiary (Biorelease Technologies, Inc.)                          4
       Description of the Subsidiary's Technologies                            4
       ErythrogenTMCell Culture Product and Business Opportunity               5
       ErythrogenTMManufacturing, Sales and Marketing                          5
       Competition                                                             5
       Research and Development Policy                                         5
       Patents and Proprietary Technology                                      6
       Employees & Outside Consultants                                         6
Item 2. Properties:                                                            6
Item 3. Legal Proceedings                                                      6
Item 4. Submission of Matters to a Vote of Security Holders                    7
PART II
Item 5. Market for Company's Common Equity and Related Stockholder Matters.    7
 Item 6. Management's Discussion and Analysis of Financial Condition
         and Results of Operations:                                            8
        Results of Operations                                                  8
        General                                                                8
        Year Ended June 30, 1999 compared to the Years Ended June 30, 1998     8
        Liquidity and Capital Resources                                        9
        Dividend Policy                                                        9
        Effect of Inflation                                                    9
        Litigation and Related Matters                                         9
Item 7. Financial Statements                                                  10
Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures.                                 11
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                     12
        Compliance with Section 16(a) of The Securities Exchange Act of 1934  13
Item 10. Executive Compensation                                               13
Item 11. Security Ownership of Certain Beneficial Owners and Management       16
Item 12. Certain Relationships and Related Transactions                       17
       The Reorganization                                                     17
       The Company                                                            18
       The Subsidiary                                                         19
       The Selling Securityholders' Offering                                  20
       The Exchange Offering                                                  21
       Terminated Public Offering                                             21
Item 13. Exhibits and Reports on form 8-K.                                    21
       Reports on form 8-K                                                    21
       Exhibits                                                               21
       Exhibits incorporated by reference                                     21
SIGNATURES                                                                    23
SUPPLEMENTAL INFORMATION AND EXHIBITS                                         24

PART I

Item 1.       Business

General

         The Company, Biorelease Corp. ("BIO") including its biotechnology subsidiary, Biorelease Technologies, Inc. (the "Subsidiary") is a development stage company. The Subsidiary holds technology in the field of blood substitutes and sustained release drug delivery technology based on chondroitin sulfate. Dr.
R. Bruce Reeves formerly the Company's President and CEO resigned effective October 4, 1996 as an officer and Director of the Company. Dr. Reeves was re-appointed on February 11, 1998 as President to effectuate merger activity for the Company (See Item 5 -Stockholders Matters). R T Robertson Consultants, Inc., a corporation wholly-owned by members of Dr. Reeves' family, entered into a consulting agreement with the Company's subsidiary to oversee the business activities of the Company's subsidiary from April 1, 1996 through February 11, 1998.

         The Subsidiary began its biotechnology activities in 1989 by acquiring the hemoglobin stabilization and processing technologies of Oxygenetics, an early stage California based company to allow Biorelease to become a participant in the $3 to $5 billion synthetic blood business. The Subsidiary's founders included Richard Schubert, the Company's present Chairman, past President of the American Red Cross, Dr. R. Bruce Reeves and Dr. Paul Maybury, a Director until September 30, 1997. The Subsidiary subsequently acquired sustained release drug delivery technology based on chondroitin sulfate in order to expand its business franchise into other therapeutic areas. Drug delivery has become one of the fastest growing areas in the pharmaceutical industry with companies increasingly turning to novel delivery systems to extend the patent life of existing drugs, increase product portfolios, enhance safety and efficacy, reduce unwanted side-effects, improve patient compliance and maintain product sales against competition. Products utilizing novel drug delivery technologies have already captured a significant share of several therapeutic markets and some systems may be able to provide new therapies by modifying the activity of existing compounds.

         The Company became listed on NASDAQ (Small cap) in 1992 following a business combination with the Subsidiary. The Company's stock was delisted in April, of 1994 for failing to meet net asset requirements and its stock has since been trading on the OTC Electronic Bulletin Board. During the fourth quarter of fiscal year ended June 30, 1998, NASDAQ changed the Company's trading symbol from BREL to BRLZ.

         The Company has invested approximately nine million dollars ($9 million) in the Subsidiary's technologies including support and administrative expenses. By mid 1994, following the delisting, it was clear that the Company's ability to raise capital was insufficient to allow it to become a self-standing synthetic blood producer in light of the large costs necessary to bring such a product to market. For the past five fiscal years the Company has operated without employees, using consultants and research affiliations to achieve limited sales of the Subsidiary's cell culture product, Erythrogen(TM).

         On October 8, 1996, the Company's Board of Directors announced it had executed a letter of intent for the proposed acquisition of TheraMed Partners, Inc. ("TheraMed"), a then recently formed, privately-held company focusing on acquiring and consolidating late-stage biotechnology companies and pharmaceutical synergistic technologies. The letter of intent provided the general terms and conditions of a proposed acquisition of TheraMed by the Company, whereby the management of TheraMed would receive a substantial interest in BIO. When taken together with shares held by existing management and directors of the Company, TheraMed stockholders and the Company's then existing management and directors together would hold a controlling interest in BIO following the acquisition. In February 1997, the Company terminated the Stock Purchase Agreement with TheraMed. Under the terms of the termination, the Company agreed to reimburse TheraMed for up to $27,500 advanced by TheraMed to the Company.

         The Subsidiary received notice from Baxter Healthcare Corp. that, effective January 1, 1998, Baxter would not renew its exclusive licensing rights to the Subsidiary's chondroitin sulfate technology for blood substitutes but rather convert to a non-exclusive license. Following the loss of future Baxter exclusivity payments and the lack of adequate working capital necessary to exploit the Subsidiary's technology, the Company has limited its activities to selling its cell culture product Erythrogen(TM) and seeking a strategic merger or acquisition. On February 19, 1998, the Company announced that it had signed a definitive agreement to acquire Xenix Resources, Inc., a privately owned Alabama corporation, pursuant to which the Company would acquire Xenix in a reverse acquisition. A Proxy Statement was prepared shortly thereafter describing this transaction. On April 15, 1998, before this Proxy Statement was filed, Xenix notified the Company that it had experienced material adverse change in its financial condition. The Company did not file the Proxy Statement and withdrew from the agreement on March 28, 1999.

         On August 2, 1999 the Company announced the signing of a merger agreement pursuant to which Biorelease agreed to merge with POLAR MOLECULAR CORPORATION, a Utah corporation ("PMC"). The completion of the proposed transaction is subject to PMC filing, with the Securities and Exchange
Commission, a Form S-4 registration, approval by the shareholders of both companies, the completion of a private offering pursuant to which PMC is to raise at least $2,000,000 before the closing and other matters. (See item 4 - Submission of Matters to a Vote of Security Holders)

The Subsidiary (Biorelease Technologies, Inc.)

         Since acquisition by the Company in 1992, the Subsidiary has focused on development and promotion of its proprietary hemoglobin based cell-culture additive, ErythrogenTM, along with developing applications of its sustained release drug technology. During fiscal year 1993, the Subsidiary began to generate minimal revenues ($7,942) from the first sales of ErythrogenTM in non-FDA regulated applications. ErythrogenTM sales were $11,630 and $15,121 during the years ended June 30, 1999 and 1998, respectively and $173,064 from inception to June 30, 1999. The Subsidiary received $0 in fiscal 1999 and $47,157 during the year ended June 30, 1998 for licensing revenues inclusive of patent cost reimbursement from Baxter Healthcare (see Next Paragraph) related to their use of chondroitin sulfate drug delivery for blood substitutes. At this time, the Subsidiary has no products approved by the FDA or in clinical trials and does not intend to conduct clinical trials or to develop a pharmaceutical marketing unit.

         The Subsidiary had invested substantially all of its development resources into two core proprietary technologies: hemoglobin stabilization and sustained drug release technology based on chondroitin sulfate. The Subsidiary's cell culture additive, ErythrogenTM, uses hemoglobin stabilizing technology to produce a proprietary cell culture additive. The Subsidiary has discontinued direct promotion of ErythrogenTM to the research and laboratory markets because of the high cost of promotion. Instead, the Subsidiary is focusing on industrial applications. From August, 1994 to December, 1995 the Subsidiary received financial support to demonstrate the benefit of its chondroitin sustained release technology as applied to a blood substitute product under development by Baxter Healthcare (Baxter). The Company was given notice that these exclusive licensing rights held by Baxter Healthcare would not be renewed after December 31, 1997, instead converting into a non-exclusive license resulting in cessation of future payments. Through June 30, 1999, the Company received $355,620 of revenues under the Baxter agreement.

         Since closing its research facilities in June 1995, the Subsidiary's primary technical support activities were conducted at the University of New Hampshire ("UNH") pursuant to a research agreement. Research at UNH has focused on cell culture application development of ErythrogenTM.

Description of the Subsidiary's Technologies

              CHONDROITIN SULFATE SUSTAINED DRUG RELEASE TECHNOLOGY

         While the subsidiary was pursuing its own blood substitute product, it acquired a sustained release drug delivery technology based on chondroitin sulfate, a naturally occurring compound found in the cartilage tissue of all cartilage containing animals (including humans). This technology, patented in the U.S. and abroad, has been applied by the subsidiary to a number of drugs and biological compounds with the effect of extending the drug's in vivo dwell time. This technology has received development support from Baxter Healthcare and resulted in an initial licensing agreement in April 1996 with Baxter for
Baxter's blood substitute application, such recently revised to become non-exclusive. Chondroitin sulfate enjoys key advantages that differentiate it within the drug delivery marketplace. Unlike a number of competitive drug delivery technologies, chondroitin sulfate is naturally occurring in the body, is highly biocompatible and is readily available from a number of natural sources. The subsidiary has complexed chondroitin sulfate, derived from bovine sources, to various drugs and proteins. Commercial applications could enable the Subsidiary to participate, with corporate partners, in a new generation of sustained-release drug delivery applications for the pharmaceutical industry with emphasis on large dose and chronically used drugs, actively competing in a drug delivery market that is currently estimated at tens of billions of dollars. Because of the limited working capital position of the Company, the Subsidiary will seek either a buyer for this technology or find a partner willing to provide the resources to develop this technology further. During this most recent fiscal year ending June 30, 1999 the Subsidiary allowed its remaining patents to expire.

ErythrogenTM Cell Culture Product and Business Opportunity

         The Subsidiary's focus, in the non-regulated biologics industry, has been to develop a cell culture product based on its blood technology for the cell culture additive market. Cell culture is the process by which living cells (bacterial, plant, yeast, insect, and mammal) are propagated in a controlled environment (medium). Cell culture is maintained at the proper bath temperature and supplemented with nutrients and salts, and is utilized by the pharmaceutical and biotechnology industries to generate recombinant products. Agents that enhance the efficiency and productivity of cell culture can be developed for markets that are both sizable and independent of FDA clinical trials. Fetal bovine serum (FBS), the serum component of blood obtained from calf fetuses, is the cell culture additive used most commonly (represents approximately 50% of the additive market) to provide nutrition and enhance the growth of cells. Cells grown in culture can be used to produce biological materials including antibiotics, antibodies, biopesticides, and genetically engineered proteins and viruses.

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

         The Subsidiary introduced its cell culture additive, ErythrogenTM, in late 1993. ErythrogenTM has been sold to a number of research laboratories, including the NIH, as well as to a number of biotechnology and pharmaceutical companies for incorporation into their experimental cell culture media. The Subsidiary recently developed new applications data under a University of New Hampshire cooperative research grant and expects to publish some of this data.

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

Competition

         (a) ErythrogenTM's initial testing indicates that ErythrogenTM increases cell densities and reduces cell doubling time and increases protein production when added to insect and mammalian cell culture media. Management believes that these results stem, in part, from ErythrogenTM 's ability to increase the amount of available oxygen for cell utilization and, possibly, decrease the level needed of certain additives such as FBS. ErythrogenTM technically does not compete with FBS because it is a supplement to and not a replacement for FBS. The Subsidiary knows of no other commercially available cell culture additives that provide oxygenation to culture media; however, a number of biotech companies have the capability to produce similar products. Most of the Subsidiary's competitors have greater financial and personnel resources than the Subsidiary. In the event that a competitor produces a comparable product, no assurance can be given that the Subsidiary will be able to successfully compete.

Research and Development Policy

         The Subsidiary is no longer actively pursuing research on its technologies. During the fiscal years ended June 30, 1995 and 1994, the Subsidiary spent $230,444 and $654,019, respectively, on research and development on its hemoglobin and chondroitin technologies. The research at University of New Hampshire was the only work undertaken during the past two fiscal years (1999 and 1998). From October 1989 to June 30, 1999, the Subsidiary spent $2,558,041 on research and development (not including $690,000 to purchase these two technologies).

         Pursuant to an earlier agreement with the University of New Hampshire, UNH conducted research on the application development of ErythrogenTM for mammalian cells. Pursuant to the UNH Cooperative Agreement, which commenced December 19, 1994 and ran through December 31, 1997, the Subsidiary contributed $175,000 of "in kind" matching expenditures plus contributing $34,000 of equipment to UNH for research. The Agreement also called for funding, to the level of $50,000 contributed by the state of New Hampshire. The agreement ended December 31, 1997.

         Until June 1995, the Subsidiary had been utilizing its own in-house laboratory at its former facilities. However, as a part of the Subsidiary's 1995 reorganization and downsizing, this laboratory facility was closed and laboratory employees terminated. See "Item 2. Properties" and "Item 3. Legal Proceedings." All work in development of application data for ErythrogenTM was conducted under the UNH Cooperative Agreement.

Patents and Proprietary Technology

         The Company's working capital deficiency has impacted the Company's ability to pursue and maintain its patents. During this past fiscal year ending June 30, 1999, the Subsidiary elected to allow its remaining patents to lapse.

Employees & Outside Consultants

         From August 1994 until March 31, 1996, the Company had one full-time employee, Dr. R. Bruce Reeves, the Company's President (see Part iii, item 10 and 11). Effective April 1, 1996 the Board of Directors retained R T Robertson Consultants, Inc. as consultants to the Company, including the services of Dr. Reeves. Dr. Reeves continued to serve through October 4, 1996 as a Director and President of the Company. R T Robertson Consultants, Inc. agreed to consult for the Subsidiary for up to six months through June 1997. On February 11, 1998 the Company appointed Dr. Reeves as President of the Company until a successor is elected and qualified. Due to the Company's current financial position and lack of significant revenues, the Company expects to continue this mode of operation for the near future.

Item 2.       Properties

         Since October 20, 1997 the principal offices are located at 340 Granite Street, Suite 200, Manchester, NH, 03102, (603) 641-8443. This location, in an in-town multi-tenant office building, allows R T Robertson Consultants, Inc. to provide, on a contract basis, the administrative functions of the Company and the Subsidiary and technical support and shipping for the ErythrogenTM product line. The Company has no laboratory facilities at present, instead utilizing facilities at the University of New Hampshire on an as needed basis. The Company does not pay Robertson for the allocated portion of the facilities used. From June 1995 through October 1997 the Company rented office facilities at 10 Chestnut Drive, Unit D, Bedford, NH 03110. The Company relocated from its former laboratory facilities at 8A Industrial Way, Salem, New Hampshire 03079 in June of 1995.

Item 3.       Legal Proceedings

         On May 17, 1994, Mr. Lofink, a shareholder and former employee of the Subsidiary, filed a law suit in Superior Court in California to recover certain, then remaining, sums due (approximately $40,000), relating to his former employment. In April, 1995 the Company entered into a court approved settlement with Mr. Lofink in the amount of $43,475 calling for payment of $5,000 upon signing and $1,000 monthly until December, 1996 when any remaining balance was to become due. This agreement was further amended in fiscal 1996 to provide for an extension in the due date to December 1997 by the Subsidiary continuing to pay $1,000 monthly through this extended period. In February 1998 the Company paid $8,000 and agreed to issue 20,000 of its shares in final settlement of this obligation. The Company had $1,000 accrued on its financial statements to reflect this stock issuance. At June 30, 1999 the 20,000 shares were included as authorized and outstanding and in transit (see Item 7 - Notes to Financial Statements). Except as set forth herein, the Company is not presently a party to any material litigation.

Item 4.       Submission of Matters to a Vote of Security Holders

         During the past four fiscal years no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise. The transaction with Polar Molecular Corporation, as described earlier (see Item 1 Business), will be voted on by the Company's stockholders following the filing of a Form S-4.

PART II

Item 5.      Market for Company's Common Equity and Related Stockholder Matters.

         (a) Market Information -- The principal U.S. market in which the Company's common shares are traded (all of which are of one class, $.01 par value Common Stock) is the Over-the-Counter market. In August 1986, the Company completed its initial public offering. In April 1991, the Company issued 450,000 Class A common stock purchase warrants, 400,000 of which have been exercised. The Class A common stock purchase warrants was exercisable at $1.375 per Share and expired July 5, 1995. The Common Stock was listed for trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "BREL" until April 27, 1994 (excluding from February 28, 1994 through March 17, 1994), at which time it was delisted. The Company's common Stock is now traded in the Over-the-Counter market and is listed on the OTC Bulletin Board. In July 1997 NASDAQ assigned the Company a new symbol "BRLZ". On September 10, 1999, the average between the high and low reported bid price of the Common Stock on the OTC Bulletin Board was $0.06 per Share. The following table sets forth the range of quoted high and low bid prices of the Company's Common Stock on a quarterly basis for the fiscal years ended June 30, 1999 and 1998 as published on commercial web sites. These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


                                  Bid Price                                                      Bid Price
Fiscal 1999                    Low      High                Fiscal 1998                         Low     High
-----------                    ----     ----                -----------                         ---     ----
First Quarter,                                              First Quarter
Ended September 30, 1998      $ .01   $.0125                Ended September 30, 1997           $ .08    $.115
Second Quarter,                                             Second Quarter
Ended December 31, 1998       $ .01    $ .01                Ended December 31, 1997            $ .03    $ .08
Third Quarter                                               Third Quarter
Ended March 31, 1999          $.005    $ .01                Ended September 30, 1998           $ .03    $.055
Fourth Quarter                                              Fourth Quarter
Ended June 30, 1999           $ .01    $.015                Ended June 30, 1998                $.035    $ .07

         (b) Holders -- The number of record holders of the Company's Common Stock as of June 30, 1999 was 1,697 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding was 11,997,738 shares of common stock as of June 30, 1999. This included 550,000 shares previously held in treasury, 1,447,200 shares that were issued upon exercise of a like number of options by note holders and other creditors and 263,879 shares issued in trust for the benefit of the minority-interest shareholders. These shares were issuable effective June 30, 1999 and in transit with the Company's transfer agent. (See Notes to the Financial Statements).

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations(1)

Results of Operations

General

         In April, 1994, following a failed financing and delisting by NASDAQ for falling below required asset levels, the Company experienced a severe cash flow shortage and had to severely curtail its funding of research on the Subsidiary's technologies. In May 1994, the Company terminated substantially all remaining laboratory personnel, professional staff and administrative personnel except for one remaining research scientist and Dr. Reeves. Late in June 1995 the Company moved to facilities in Bedford, NH. In October 1997 the Company moved to its current location in Manchester, NH. As a part of this consolidation, the Subsidiary sold all non-essential equipment, destroyed all non-essential inventory of Erythrogen(TM) and settled its outstanding lease obligations with both its equipment and facilities lessors. The Subsidiary also reached settlement with a number of the Subsidiary's creditors by issuing stock in the Company in exchange for creditor releases (see Financial Statements at
Note 6). Currently, the Subsidiary continues to maintain inventory of Erythrogen(TM), its cell culture additive product, in order to provide for supply of the product to existing and new customers. For the past several years, the Company and the Subsidiary have focused primarily on ErythrogenTM sales activities. All other operating activities have now ceased. Other than possible licensing opportunities, therapeutic products which could have been derived from the Subsidiary's technologies are years away from market introduction and would require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval and additional resources the Subsidiary presently does not possess. See "Item 1. Business."

         Sales from ErythrogenTM for the year ended June 30, 1999, and 1998, were $11,630 and $8,717, respectively. During year end June 30, 1995 the Subsidiary ceased promoting direct sales to research and laboratory markets because of the extremely high promotion costs necessary to access these markets. Instead, the Subsidiary has focused on supplying a single industrial client, which incorporates ErythrogenTM in a proprietary media.

         In 1995, the Subsidiary obtained its first significant sponsored research revenues. This revenue amounted to $0 in 1999 and $47,154 in 1998. Chondroitin sulfate sales were $0 in 1999 and $6,404 in 1998. Total revenues were $11,630 in 1999 compared to $62,825 for the year ended June 30, 1998. Because of the closing of the Subsidiary's laboratory facilities, it is unlikely sponsored research will continue until the Subsidiary re-establishes new laboratory facilities, if ever. Following its restructuring and consolidation, the Subsidiary has and will continue to focus on industrial ErythrogenTM sales and continue to pursue licensing and/or sale of its chondroitin sulfate therapeutic sustained release drug technology. The Company expects to spin-off or otherwise dispose of the respective technologies as part of the proposed Polar Molecular transaction if and when such is concluded.

Year Ended June 30, 1999 compared to the Year Ended June 30, 1998

         For the year ended June 30, 1999 the Company, including the Subsidiary, had revenues of $11,630, cost of revenues of $2,818, research and development costs of $0, purchased technology costs of $0, general and administrative costs of $22,794, interest expense of $5,183, Other income of $9,869, a loss on the sale of assets of $1, income recognized on indemnified liabilities of $242,276, Income recognized on settlements of $79,770 and no income taxes as compared with the year ended June 30, 1998 in which the Company, including the Subsidiary, had revenues of $62,825, cost of revenues of $2,041, research and development costs of $0, purchased technology costs of $0, general and administrative costs of $63,117, interest expense of $8,435 and $1,500 in offering costs, and no income taxes. This resulted in a net income of $312,749 for the year ended June 30, 1999 as compared with the year ended June 30, 1998, in which the Company, including the Subsidiary, had a net loss of $12,268. The income for year ended June 30, 1999 was primarily as a result of income recognized on indemnified liabilities ($242,276) and income recognized on settlements ($79,770). Without this income the Company would have a net loss of $9,297 as compared to the previous fiscal year's loss of $12,228. Loss from operations in fiscal year ended June 30, 1999 was $ 13,982 as compared with fiscal 1998 in which the loss from operations was $2,333. The change in loss from operations resulted from the discontinued Sponsored research revenues from Baxter in December 1997 offset by lower general and administrative expenses.


-----------------------
1 The primary focus of the following discussion is on the business of Biorelease Technologies, Inc. (the "Subsidiary"), as the Company, prior to its acquisition of the Subsidiary, had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the acquisition of the Subsidiary by the Company.

         Other non-operational income in fiscal year ended June 30, 1999 in the aggregate of $326,731 as compared to an expense of $9,935 in fiscal 1998 was as a result of settlement of liabilities necessary to comply with the proposed merger agreement with POLAR MOLECULAR CORPORATION.


Liquidity and Capital Resources

         From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common Stock and Stock in the Subsidiary. Since the Reorganization, the primary source of capital has been the Company's funds.

         At June 30, 1999, the Company had working capital of $10,778 as compared with the Company's negative working capital of $253,664 at June 30, 1998. The change in the Company's working capital between June 30, 1999 and June 30, 1998 is primarily attributable to settlements.

         During fiscal years 1998 and 1997, the Company benefited from the exclusive licensing agreement relating to research revenues from the Company's sustained release technology sponsored by Baxter Healthcare. This exclusive agreement ended December 31, 1997. The Company has announced it expects to spin-off the Subsidiary or it's technologies as a part of the transaction with Polar Molecular Corporation. The Company can give no assurance that these activities will be consummated.

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

Dividend Policy

         The Company made a dividend distribution of shares of Vegas Chips, Inc. in January 1992. However, the Company has not declared any cash dividends since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate increased growth. The Company has announced, as part of the Polar Molecular transaction, that it shall spin-off its interest in the Subsidiary to its stockholders. The Board of Directors has not established a date of record for this proposed spin-off. Otherwise, the Company has not declared or paid any dividends on its commons stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, it is unlikely that dividends of any kind will ever be paid.

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

                                                        INDEX        Page Number
INDEPENDENT AUDITORS' REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
June 30, 1999 and 1998                                                    F-2

Consolidated Statements of Operations
Two years ended June 30, 1999 and for the cumulative period
from inception to June 30, 1999                                           F-3

Consolidated  Statements  of  Stockholders'  Equity  (Deficit)
for the two years ended June 30, 1999 and the  cumulative  period
from  inception to June 30, 1999                                          F-4

Consolidated Statements of Cash Flows
Two years ended June 30, 1999 and for the cumulative period
from inception to June 30, 1999                                           F-5

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

                                 June 30, 1999

                       With Independent Auditors' Report

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Biorelease Corp.

We have audited the accompanying consolidated balance sheet of Biorelease Corp. and Subsidiary (a development stage enterprise) as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Biorelease Corp. and Subsidiary as of June 30, 1998 and for the year then ended have been audited by other auditors. That report, dated, October 27, 1998 expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Biorelease Corp. and Subsidiary as of June 30, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

The consolidated financial statements of Biorelease Corp. and Subsidiary, for the period from inception to June 30, 1999 have been audited by us and other auditors. Those reports expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.




/s/ Ferarri & Associates, P. C.
-------------------------------
Ferarri & Associates, P. C.

Litchfield, New Hampshire
September 20, 1999

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                             June 30, 1999 and 1998

                                     ASSETS


                                                           1999          1998
                                                           ----          ----
Current assets
   Cash                                                 $  12,232     $   1,320
   Accounts receivable - trade                                  -         8,455
                       - other                                  -           745
   Inventory                                               16,366        18,434
   Prepaid expenses and other current assets                    -             -
                                                         --------      --------
           Total current assets                            28,598        28,954
                                                         --------      --------

Equipment, net                                              5,055        10,971
                                                         --------      --------

Other assets
   Intangible assets, net                                       -        20,449
   Other                                                        -           300
                                                         --------      --------
           Total other assets                                   -        20,749
                                                         --------      --------



           Total assets                                 $  33,653     $  60,674
                                                         ========      ========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                    1999         1998
                                                                    ----         ----
Current liabilities
   Note payable                                                $        -     $     27,500
   Accounts payable                                                 1,820          113,515
   Accrued expenses                                                16,000           93,954
   Current portion of notes payable - stockholders                      -           46,100
   Other current liabilities                                            -            1,549
                                                               ----------      -----------
           Total current liabilities                               17,820          282,618
                                                               ----------      -----------

Notes payable - long-term portion
   Stockholders                                                         -           14,955
   Other                                                                -           16,000
                                                               ----------      -----------
           Total notes payable - long-term portion                      -           30,955
                                                               ----------      -----------

Other liabilities - related party                                   7,200           87,734
                                                               ----------      -----------

           Total liabilities                                       25,020          401,307
                                                               ----------      -----------

Commitments and contingencies (Note 5)

Stockholders' deficit
   Common stock of $.01 par value; 50,000,000 shares
       Authorized,  11,997,738 and 10,286,659 shares
       issued and 11,997,738 and 9,736,659 shares
       outstanding as of June 30, 1999 and 1998,
       respectively                                               119,977          102,867
   Additional paid-in capital                                   9,112,069        9,140,088
   Development stage accumulated deficit                       (9,215,339)      (9,528,088)
   Stock subscriptions receivable on exercise
        of stock options                                           (8,074)               -
   Stock subscriptions receivable                                      (-)         (50,000)
                                                               ----------      -----------

                                                                    8,633         (335,133)
   550,000 shares of treasury stock - at par                            -            5,500
                                                               ----------      -----------
      Total stockholders' equity (deficit)                          8,633         (340,633)
                                                               ----------      -----------

      Total liabilities and stockholders' equity (deficit)   $     33,653     $     60,674
                                                               ==========      ===========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)


                      Consolidated Statements of Operations

                     Years Ended June 30, 1999 and 1998 and

              the Cumulative Period from Inception to June 30, 1999

                                                                                                          Period From
                                                                          For the Year Ended June 30,    Inception to
                                                                              1999            1998       June 30, 1999
                                                                          ------------    -----------    -------------
Revenues
   Sales                                                                  $     11,630    $    15,121     $   173,064
   Sponsored research                                                                -         47,154         355,620
   Grant revenues                                                                    -              -          33,117
   Other income                                                                                   550           9,050
                                                                           -----------     ----------      ----------
        Total revenues                                                          11,630         62,825         570,851

Cost of revenues                                                                 2,818          2,041          28,155
                                                                            -----------     ----------      ----------

        Gross profit                                                             8,812         60,784         542,696
                                                                           -----------     ----------      ----------
Costs and expenses
   Research and development                                                          -              -       2,558,041
   Purchased technology                                                              -              -         690,000
   General and administrative                                                   22,794         63,117       4,290,308
   Cell culture operations                                                           -              -         601,116
                                                                           -----------     ----------      ----------

        Total costs and expenses                                                22,794         63,117       8,139,465
                                                                           -----------     ----------      ----------

        Loss from operations                                                   (13,982)        (2,333)     (7,596,769)
                                                                           -----------     ----------      ----------

Other income (expense)
   Interest, net                                                               (5,183)         (8,435)         66,824
   Litigation costs                                                                  -              -         (99,242)
   Offering costs                                                                    -         (1,500)       (336,446)
   Option compensation                                                               -              -        (219,375)
   Other income (expense)                                                        9,869              -         (13,165)
   Accelerated lease commitment cost                                                 -              -        (315,000)
   Recognized loss for decline in value of investment                                -              -      (1,500,000)
   Gain (loss) on sale of equipment                                                 (1)             -          62,616
   Income recognized on indemnified liabilities                                242,276                        242,276
   Income recognized on settlements                                             79,770              -         373,376
                                                                           -----------     ----------      ----------
        Other expense, net                                                     326,731         (9,935)     (1,738,137)
                                                                           -----------     ----------      ----------

        Income (loss) before provision for income taxes and cumulative
            effect of change in accounting principle                           312,749       ( 12,268)     (9,334,906)

Provision for income taxes                                                           -              -         343,873
                                                                           -----------     ----------      ----------

        Loss before cumulative effect of change in accounting principle        312,749       ( 12,268)     (9,678,906)

Cumulative effect of change in accounting principle                                  -              -         463,440
                                                                           -----------     ----------      ----------

Net Income (loss)                                                          $   312,749    $   (12,268)    $(9,215,339)
                                                                           ===========    ===========     ===========

Weighted average shares                                                      9,925,082      9,551,242       6,416,880
                                                                           ===========    ===========     ===========

Basic and diluted profit (loss) per share                                  $      0.03    $     (0.00)    $     (1.44)
                                                                           ===========    ===========     ===========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)


                Consolidated Statements of Stockholders' Deficit

                       Years Ended June 30, 1999 and 1998



                                             Common Stock
                                      -------------------------                Development
                                         Number                   Additional       Stage        Stock                     Total
                                           of          Capital      Paid-in    Accumulated  Subscription  Treasury    Stockholders'
                                      Issued Shares    Amount       Capital       Deficit    Receivable    Stock    Equity (Deficit)
                                      -------------  ---------    ----------   -----------  ------------  --------  ----------------
Balance, June 30, 1997                  9,921,659    $  99,216    $9,110,298   $(9,515,820)   $(50,000)   $(5,500)      $(361,806)
   Issuance of common stock for
       Services                           365,000        3,651        29,790             -           -          -          33,441

   Net loss                                     -            -             -       (12,268)          -          -         (12,268)
                                       ----------    ---------    ----------   -----------    --------    -------       ---------
Balance, June 30, 1998                 10,286,659      102,867     9,140,088    (9,528,088)    (50,000)    (5,500)       (340,633)
Issuance of
  treasury stock for
       settlement of liabilities                -            -        (5,500)            -           -      5,500               -
Cancellation of stock
       subscription receivable                                       (50,000)                   50,000               -
Issuance of common stock
       to minority interest holders       263,879        2,638        (2,638)            -           -          -               -
Issuance of common stock upon
       exercise of common stock
       options                            397,611        3,976         4,098             -      (8,074)         -               -
Issuance of common stock upon
       exercise of options in
       settlement of liabilities        1,049,589       10,496        26,021             -           -          -          36,517

   Net income                                   -            -             -       312,749           -          -         312,749
                                       ----------    ---------    ----------   -----------    --------    -------       ---------

Balance, June 30, 1998                 11,997,738    $ 119,977    $9,112,069   $(9,215,339)   $ (8,074)   $     -       $   8,633
                                       ==========    =========    ==========   ===========    ========    =======       =========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                       Years Ended June 30, 1999 and 1998

              the Cumulative Period From Inception to June 30, 1999

                                                                                                                  Period From
                                                                                For the Year Ended June 30,       Inception to
                                                                                    1999            1998          June 30, 1999
                                                                                    ----            ----          -------------
Cash flows from operating activities
   Net loss                                                                     $     312,749   $    (12,268)  $    (9,215,339)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities
           Depreciation and amortization                                               26,364         19,914           282,294
           Cumulative effect of change in accounting principle                              -              -          (463,440)
           Recognized loss on investment                                                    -              -         1,500,000
           Gain (loss) on sale of assets                                                    1              -           (38,703)
           Loss on extinguishment of debt                                                   -              -            42,000
           Common stock issued in exchange for
                Purchased technology                                                        -              -           605,000
                Services rendered                                                           -         33,441           128,453
           Common stock options issued in exchange for services rendered                    -              -            52,300
           Amortization of unearned compensation                                            -              -           140,625
           Repricing of A warrants                                                          -              -            78,750
           (Increase) decrease in
                Accounts receivable                                                     8,455           (356)                -
                Inventory                                                               2,068          1,247           (16,366)
                Prepaid expenses and other current assets                                   -            180               360
                Other receivables                                                         745           (550)                -
                Other assets                                                              300            399                 -
                Deferred tax assets                                                         -              -           463,440
           Increase (decrease) in
                Accounts payable                                                     (111,695)        (2,882)           72,771
                Accrued expenses                                                      (77,954)       (47,289)           23,468
                Other current liabilities                                              (1,549)          (818)                -
                Deferred income                                                             -        (20,000)                -

                Other liabilities                                                     (80,534)             -             7,200
                                                                                 ------------    -----------     -------------
                    Net cash provided (used) by operating activities                   78,950        (28,982)       (6,337,187)
                                                                                 ------------    -----------     -------------

Cash flows from investing activities
   Purchase of collateralized mortgage obligation                                           -              -        (1,000,000)
   Proceeds from collateralized mortgage obligation                                         -              -         1,000,000
   Purchase of fixed assets                                                                 -              -          (333,187)
   Purchase of intangible assets                                                            -              -          (105,205)

   Proceeds from sale of assets                                                             -              -           189,742
                                                                                 ------------    -----------     -------------

                    Net cash used by investing activities                                   -              -          (248,650)
                                                                                 ------------    -----------     -------------

Cash flows from financing activities
   Advance from and amounts due to stockholders                                             -              -           594,385
   Repayment of advances                                                                    -              -          (159,975)
   Notes payable                                                                     (104,555)        15,025                 -
   Issuance of common stock                                                            36,517              -         2,142,483
   Treasury stock acquisition                                                               -              -           (10,000)
   Re-capitalization                                                                        -              -         4,031,176
                                                                                 ------------    -----------     -------------
                    Net cash provided (used) by financing activities                  (68,038)       (15,025)        6,598,069
                                                                                 ------------    -----------     -------------

                    Net increase (decrease) in cash                                    10,912       (13,957)            12,232


Cash, beginning of year                                                                 1,320         15,277                 -
                                                                                 ------------    -----------     -------------

Cash, end of year                                                                $     12,232    $     1,320     $      12,232
                                                                                 ============    ===========     =============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


Organization

Biorelease Corp. (the Company) and Biorelease Technologies, Inc. (Subsidiary) are being presented as a development stage enterprise engaged in facilitating the development, licensing, and marketing of biotech product lines.

1. Summary of Significant Accounting Policies

       Basis of Presentation

       The financial statements of the parent, Biorelease Corp. and its subsidiary, Biorelease Technologies, Inc., which is approximately 90% owned by Biorelease Corp., are presented on a consolidated basis. All inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

       Future Operations

       These consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a development stage enterprise, the Company currently does not have sufficient available funds to support its technology development and related marketing efforts over any extended period of time. Because the Company has limited working capital, there is substantial doubt about its ability to continue as a going concern without additional capital and attainment of profitable operations. On July 26, 1999 the Company signed a definitive agreement under which Biorelease will merge with Polar Molecular Corporation, a Utah corporation ("PMC"). (See Note 5)


       Revenues

       Revenues from product sales are recorded when shipped.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


1. Summary of Significant Accounting Policies (Continued)

       Inventory

       Inventory is stated at the lower of cost (first-in, first-out) or market. Management has recently re-tested each batch of biotech product in inventory and estimates the shelf life of its inventory to remain potent through June 30, 2002. The shelf life of the product beyond June 30, 2002 will be evaluated at that time, with the potential for an obsolescence write-down of inventory due to loss of biological activity.

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

       Intangible Assets

       Intangible assets consist of costs incurred to obtain and maintain patents. During the fiscal year ending June 30, 1999 all remaining patent costs were written off reflecting the expiration or abandonment of all remaining patents.

       Income Taxes

       Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

       Income (Loss) Per Common Share

       Income (loss) per common share is computed using the weighted-average number of common shares outstanding during each period. For all net loss fiscal years presented, common stock options are not included in the Company's computation of diluted net loss per share, as the inclusion of these shares would be anti-dilutive; therefore, diluted loss per share is equal to basic loss per share.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


1. Summary of Significant Accounting Policies (Concluded)

       As of June 30, the net income (loss) per share was calculated as follows:

                                                                 Period from
                                                                 inception to
                                    1999            1998        June 30, 1999
                                    ----            -----       -------------
      Net income(loss)           $   317,749     $  (12,268)    $ (9,215,339)
      Shares                       9,925,082      9,551,242        6,416,880
                                 -----------      ---------        ---------

      Per share amount           $      0.03     $    (0.00)    $     (1.44)
                                 ===========      ==========     ===========


2. Equipment

       Equipment consisted of the following as of June 30:

                                                   1999          1998
                                                   ----          ----

           Equipment                              $80,201      $80,701
           Less accumulated depreciation           75,146       69,730
                                                   ------       ------

                                                  $ 5,055      $10,971
                                                   ======       ======

       Depreciation expense for the years ended June 30, 1999 and 1998 was $5,915 and $8,016, respectively.


3. Intangible Assets

       Intangible assets consisted of the following as of June 30:

                                                        1999        1998
                                                        ----        ----

           Patents                                    $80,039     $80,039
           Less accumulated amortization               80,039      59,590
                                                       ------      ------
                                                      $     0     $20,449
                                                       ======      ======

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


4. Notes Payable (Also see Note 1 and Note 10)

       Notes payable consisted of the following as of June 30:

                                                                             1999            1998
                                                                             ----            ----
         Stockholders
         Unsecured promissory notes, bearing interest at 9%,
         due date December 31, 1995.  These notes were forgiven in
         exchange for and in exchange for an indemnity agreement
         with a related party. See note 10.                            $            -    $    43,600

         Unsecured  non-interest-bearing  notes,  with payments of
         $1,000 due monthly and $417 due  quarterly.  The Company
         reached  settlement  on these  notes  (see Note 5).  The
         first note requires any amount still  outstanding  to be
         paid December 1997.  This note was paid in full February
         1998. The second note is party to an indemnity agreement
         with a related party.  See Note 10.                                        -         14,975

         Promissory  note,   payments  of  interest  only  at  9%,
         collateralized  by Genesis  preferred stock. The Company
         has  settled  this note by  allowing  the note holder to
         exercise options
         for no cash.                                                               -         14,955

         Other:
         Unsecured promissory note, quarterly payments of interest only, balance due July 1998.  This note is party to an indemnity
         agreement with a related party.  See note 10.                              -         16,000

         Unsecured, non-interest-bearing promissory note payable.
         This note is party to an indemnity agreement with a related party.
         See Note 10.                                                               -         27,500
                                                                           ----------     ----------
                                                                                    -        104,555
         Less current portion                                                       -         73,600
                                                                           ----------     ----------


         Notes payable, excluding current portion                          $        -     $   30,955
                                                                           ==========     ==========

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998



5.  Commitments and Contingencies

       On July 26, 1999 the Company signed a definitive agreement under which Biorelease will merge with Polar Molecular Corporation, a Utah corporation ("PMC"). The proposed merger will be accounted for as a reverse merger, using the purchase method of accounting. As a result of the proposed merger, if completed, the name of Biorelease will be changed to "Polar Molecular Corporation" and the current management team of Biorelease will resign and be replaced by PMC's management team. The merger agreement provides, among other things, that Biorelease is to reverse split its outstanding common shares on a one-for-25 basis and is to spin-off or otherwise dispose of its wholly-owned subsidiary (and only operating company) Biorelease Technologies, Inc. To acquire PMC, Biorelease has agreed to issue to the PMC shareholders 13,620,000 post-reverse split shares. After the reverse stock split and upon the issuance of common shares to the shareholders of PMC, Biorelease will have approximately 14,880,000 shares of common stock issued and outstanding, of which approximately 91.5% will be owned by the current shareholders of PMC and approximately 8.5% will be owned by the then current shareholders of Biorelease. The completion of the proposed transaction is subject to, among other things, PMC filing a Form S-4 registration statement with the Securities and Exchange Commission, approval by the shareholders of both companies, the completion of a private offering pursuant to which PMC is to raise at least $2,000,000 before closing, and other matters.

       Since July 1, 1997, the Company has had no leased premises. Office rental space has been provided by a related party without charge (see Note 10).

       During 1994, a note holder had brought suit against the Company for repayment of $40,000 of principal and costs of collection. Under the terms of the note, at the Company's option, the note could be satisfied by the note holder receiving Company stock of equivalent value. The note holder is a stockholder of the Company. A court-approved settlement was reached during 1995 in the amount of $43,475. The Company agreed to pay a monthly amount of $1,000 through December 1996 where upon the remaining balance is due. Interest on late payments is accrued at the rate of 10%. In February 1998, the Company paid $8,000 and agreed to issue 20,000 shares of the Company's common stock in final settlement of this obligation. The Company has accrued $1,000 for the remaining obligation under this settlement, which is accounted for as common stock in transit at June 30, 1999.

       The Company does not carry product liability insurance.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998



6.       Income Taxes

       The Company has not filed federal or state tax returns for the years ended December 31, 1993, 1994, 1995, 1996, 1997 and 1998. There will be no federal tax liability for the years then ended. $4,700 of state business tax liabilities recorded as of June 30, 1998 were indemnified as part of the related party agreement entered into as of June 30, 1999. (See Note 10)

       For income tax filing purposes, the Company recognizes revenue and expenses on a cash basis and its fiscal year-end is December 31.

       The net current and long-term deferred taxes consisted of the following components as of June 30:

                                                                                     1999 Tax Effect
                                           -----------------------------------------------------------------------------------------
                                                                                 Asset                             Liability
                                                                   ---------------------------------   -----------------------------
               Item                                Total                Current          Long-Term         Current        Long-Term
               ----                                -----                -------          ---------         -------        ---------
       Accrual to cash adjustment          $         (27,179)      $        1,268   $              -   $    (28,447)  $            -

       Net operating loss deduction                 1,113,621                   -          1,113,621              -                -
                                            -----------------       -------------    ---------------    -----------    -------------
                                                      086,422               1,268             13,621                               -
       Valuation allowance                         (1,086,442)             (1,268)        (1,113,621)       (28,447)               -
                                            -----------------       -------------    ---------------    -----------    -------------
                                           $                -      $            -   $              -   $          -   $            -
                                            =================       =============    ===============    ===========    =============

                                                                                  1998 Tax Effect
                                           -----------------------------------------------------------------------------------------
                                                                                Asset                              Liability
                                                                   ---------------------------------   -----------------------------
                    Item                          Total                Current          Long-Term        Current         Long-Term
                    ----                          -----                -------          ---------        -------         ---------
       Accrual to cash adjustment           $          76,185      $       79,738    $             -  $     (3,553)   $            -
       Net operating loss deduction                 1,047,515                   -          1,047,515             -                 -
                                            -----------------       -------------    ---------------    -----------    -------------
                                                    1,123,700              79,738          1,047,515        (3,553)                -
           Valuation allowance                     (1,123,700)            (76,185)        (1,047,515)            -                 -
                                            -----------------       -------------    ---------------    -----------    -------------
                                            $               -      $        3,553    $             -  $     (3,553)   $            -
                                            =================       =============    ===============    ===========    =============

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


6. Income Taxes (Concluded)

                                                         Valuation
                                                         Allowance
                                                        ----------
           Balance, June 30, 1997                       $1,301,284
               Net decrease                               (177,584)
                                                         ---------
           Balance June 30, 1998                        $1,123,700
               Net decrease                                (32,258)
                                                         ---------
           Balance June 30, 1999                        $1,086,442
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

       The terms of the reorganization agreement between the Company and the Subsidiary called for the issuance of 2,845,436 shares of OIA, Inc. common stock in exchange for 5,014,780 shares of FLSA common stock, representing all of FLSA common stock issued and outstanding at the date of the reorganization. Currently, all but 433,105 shares of FLSA have been acquired. A certificate for 263,879 shares reflecting the Company's remaining obligations under the reorganization agreement has been issued to a trustee for the benefit of the minority Subsidiary shareholders. The reorganization agreement also called for the issuance of up to 1,022,130 additional shares of the Company's common stock, subject to the achievement of certain operating results in future years. The Company did not meet the requirements. No accounting recognition has been given to the minority ownership interest in the subsidiary because the subsidiary is a deficit corporation and the minority shareholders have no obligation to fund their share of such deficit.



       Effective September 1, 1992, the Board of Directors adopted the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan). Under the Directors' Plan, a maximum number of 100,000 shares are reserved for option grants. The option price per share

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


       7.  Equity (Continued)

       will be its market price at the date of grant, provided however, that at no time will the option price be less than $6.00 per share. Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Plan was modified by a proxy vote during 1994. The maximum number of shares pursuant to this Plan has been increased to 250,000 shares, and the requirement that the minimum exercise price be $6.00 per share has been removed.

       Under the Option Plan, a maximum number of 500,000 shares are reserved for option grants. The option price per share will be its market value at the date of grant, provided however, that at no time will the option price be less than $6.00 per share. Vesting and expiration dates will vary based upon individual agreement with the option holder. The Plan was modified by a proxy vote during 1994. The maximum number of shares pursuant to this Plan has been increased to 10% of the issued and outstanding shares of the Company, not to exceed 1,000,000 shares, and the requirement that the minimum exercise price be $6.00 per share has been removed. Under the Plan, an incentive stock option plan benefiting its President provides for an option to purchase up to 200,000 shares of common stock at $1.40 exercise price if certain operational criteria are met.

       A summary of the Company's stock option plans as of June 30, 1999 and 1998 and changes during the year are presented below:


                                                                                         Options Granted to
                                                        Director Plan                     Service Providers
                                                       --------------------            ---------------------------
                                                                   Weighted                               Weighted
                                                        Number      Average               Number           Average
                                                          of       Exercise                 of            Exercise
                                                       Options       Price                Options           Price
                                                       -------     --------            -----------        --------
       Options outstanding, June 30, 1997              157,500       2.75                3,244,320           0.69
       Options outstanding, June 30, 1998              157,500       2.75                3,244,320           0.69
       Options Granted                                  40,000       0.03                        -
       Options exercised                               (80,000)                         (1,347,200)
       Options expired                                       -                            (357,500)
                                                       -------                           ---------
       Options outstanding, June 30, 1999              117,500       2.75                1,539,620           0.69
                                                       =======       ====               ==========           ====

       Currently exercisable                           117,500       2.75                1,539,620           0.69
                                                       =======       ====               ==========           ====

       The range of exercise prices is $.06 to $7.50 as of June 30, 1999 and 1998, respectively.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998



7. Equity (Concluded)

       The weighted average fair value of the options granted during the years ended June 30, 1999 and 1998 is presented below:

                                                1999                 1998
                                                ----                 ----
                Director Plan                    $0.03           Non Granted
                Option Plan                   Non Granted        Non Granted
                Options granted to
                    service providers         Non Granted        Non Granted

       The Company applies APB Opinion 25 and related interpretations in accounting for certain options granted. Accordingly, no compensation cost has been recognized for those options. Had compensation cost for the Company plans been determined based on the fair value at the grant dates, consistent with the method of FASB Statement 123, the Company's net income or loss would not have been affected for the years ended June 30, 1999 and 1998, and there would have been no impact on the profit or loss per share for those years.

       The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                        1999             1998
                                                        ----             ----

           Weighted risk-free interest rate              N/A              N/A
           Weighted expected life                        N/A              N/A
           Weighted expected volatility                  N/A              N/A

8. Investment

       The Company acquired 150,000 shares of 6% cumulative, convertible preferred stock of Genesis Farms, Inc. (Genesis) on March 31, 1994 in consideration for issuing 1,500,000 shares of the Company's common stock. The preferred stock can be converted into common stock at a ratio of 10 shares of common stock for each share of the preferred. On March 31, 1994, the Company's stock had a fair market value of $1. In accordance with generally accepted accounting principles (the cost method of accounting for non-marketable investments), the Company recorded the investment in Genesis at $1,500,000. Management believes the value of Genesis stock has been permanently impaired and has reduced the carried value of its investment in the Genesis preferred stock to $-0- as of June 30, 1999 and 1998.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


9. Cash Flow Information

                                                                                    For the Year             Period From
                                                                                   Ended June 30,            Inception to
                                                                           -----------------------------        June 30,
                                                                               1999               1998            1999
                                                                               ----               ----       --------------

       Cash paid for interest                                              $         0          $    525      $     7,752

       Non-cash investing and financing activities were as follows:
                Liabilities repaid through issuance
                    of common stock                                             36,517            33,441          652,731
                Issuance of common stock for
                    subscription receivable                                          -                 -           50,000
                Non-marketable security acquired
                    through the issuance of common
                    stock                                                            -                 -        1,500,000

10.      Related Party Transactions

       On October 4, 1996, R. Bruce Reeves resigned as a member of the Board of Directors, President, and Chief Executive Officer of the Company. Effective April 1, 1996, the Company engaged a consulting firm, controlled by a Reeves' family member, to perform the executive duties of the Company. In fiscal year end June 30, 1999, the Company accrued $7,200 in contractual fees for these services as compared to fiscal year ended June 30, 1998, wherein the Company paid $1,500 for these services. In February 1998, the Company's Board of Directors appointed Mr. Reeves as acting President to manage ongoing business activities of the Company.

       As of June 30, 1998, the Company was indebted $87,734 to this related party. The indebtedness bore no interest and had been deferred for a period of three years. The Company had incurred $16,827 of additional accrued expenses payable to the related party as of June 30, 1998. As of June 30, 1999 the Company and this related party reached agreement under which the related party, on behalf of itself and other creditors of the Company, received 725,000 shares of the Company's stock, the Genesis preferred shares held by the Company, all rights to recover shares previously issued to Genesis Capital in the March 31, 1994 exchange transaction along with an option for one year to acquire up to 60% of the Subsidiary at the then book value in exchange for (i) forgiving $67,918 in debt owed by the Company and the Subsidiary to the related party and other creditors, (ii) indemnification by the related party for an additional $242,276 in liabilities plus (iii) rights to offset exercise price against outstanding indebtedness for certain outstanding options.

11.    Disclosure About Fair Value of Financial Instruments

       The Company's financial instruments consist of cash, short-term trade receivables and payables, and long-term debt. The carrying value of all instruments approximates their fair value.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         The Company's directors appointed Ferrari & Associates, P.C. to perform the audit for the most recently completed fiscal period ending June 30, 1999, terminating the previous auditors, Berry Dunn McNeil & Parker. Except as set forth below, there have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure. On September 26, 1994, the Company terminated Coopers & Lybrand ("Coopers") as its certified public accountant and retained Smith, Batchelder & Rugg. Until this year, since February 1995, Smith Batchelder & Rugg, now affiliated with Berry, Dunn, McNeil and Parker, have expressed their opinion on the Company's Financial Statements.

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

         Sometime later, the Company's annual report to shareholders (the "Annual Report") was printed and, on or about January 4, 1994 was sent to shareholders. Through an administrative oversight, a disk containing a report (unsigned) which did not include a going concern explanatory paragraph and financial statements which did not contain related footnote disclosure was released to the printer. The oversight was discovered by the Company during the preparation of the 1994 Financial Statements, in reviewing its past Annual Report with its then newly retained auditors, Smith Bachelder & Rugg.

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

         The former accountant's report on the Company's financial statements for either of the two fiscal years ended June 30, 1991 and 1990 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope or accounting principles.

         The decision to engage Coopers as set forth above and to dismiss the former accountant was made by the new Board of Directors of the Company subsequent to the June 1992 reorganization of the Company and the Subsidiary. Cooper's was the Subsidiary's independent auditors.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table delineates certain information concerning the directors and executive officers of the Company:

                             Positions with                      Positions with
Name                Age      the Company                         the Subsidiary
----------------    ---      ---------------                     --------------
Richard Schubert    62       Chairman, Board of Directors
                             Director

R. Bruce Reeves     59       President,
                             Principal Financial Officer (1)     President

Kevin T. McGuire    49       Treasurer (2)                       Treasurer (2)

Richard Whitney     60       Director                            Director

(1) Dr. Reeves served as President, CEO and Director until October 4, 1996. He was re-appointed as acting President of the Company on February 11, 1998 until a successor is duly qualified and elected.

(2) Kevin T. McGuire served as the Company's and Subsidiaries full time Treasurer from June 1992 until April 1994. Since April 1994, Mr. McGuire has served without compensation on an as needed and as available basis.

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

         R BRUCE REEVES, Ph.D., has been the President and Chief Executive Officer of the Company since May 1993. He has been Secretary and a Director of the Company since July 1992 and Chief Executive Officer, Secretary and a Director of the Subsidiary until June 1995 when operations of the Subsidiary were curtailed. In August 1995 Dr. Reeves agreed to serve part time as an Officer and Director of NCPI, Inc., an affiliate of Eastern Nazarene College of which Dr. Reeves is an alumnus. Dr. Reeves has over twenty-five years of experience in start-up ventures, and has spent over ten years in high-tech business and product development, including five years (1964-1969) with General Electric Company on several business development operations. From 1969 to 1979 Dr. Reeves was a Principal in a high tech start up company and several syndicated real estate partnerships. From 1979 to 1989 he served as Chairman and CEO of Monadnock Partners, Inc., a family owned real estate management and development entity involved in hotels, commercial office buildings and multi-tenant industrial projects. Dr. Reeves, along with a corporate affiliate, was a principal in a number of real estate ventures including four hotel projects in the Northeast. Dr. Reeves oversaw three of these hotel partnerships through bankruptcy proceedings in the New Hampshire and Connecticut Districts. As a result of related litigation and personal guarantees for these partnerships, Dr. Reeves filed for personal bankruptcy protection in the New Hampshire District in May 1989. From 1989 to 1996, Dr. Reeves devoted his full time to the business of the Company, its predecessor, Fluid Life Systems, Inc. ("FLS") and the Subsidiary. Dr. Reeves is currently an officer of RT Robertson Consultants, Inc., a family owned consulting firm which provides management services to a number of companies, including the Company, on an as needed basis.

         KEVIN T MCGUIRE has been the Company's and Subsidiary's Treasurer since June 1992. Since April 1994 he has served without compensation on a part time basis. The Company contracts for accounting and tax services through an accounting firm owned by the spouse of Mr. McGuire that has assisted the Company to maintain compliance with accounting activities and Securities and Exchange Commission reporting for the Company. Both Mr. McGuire and his spouse, Vivian L. McGuire, are graduates of Bentley College. Mr. McGuire has 23 years of business experience including 15 years with public accounting firms. Mrs. McGuire has owned and operated a small business tax and audit practice since 1988.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

         Based solely on a review of such materials, as required by the Securities and Exchange Commission, the Company has no knowledge that any officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file, with the Securities and Exchange Commission, any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 1999.

Item 10.      Executive Compensation

         The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000 during the fiscal years ended June 30, 1995 and 1994. Through June 30, 1997 Dr. Gauci received compensation totaling $30,000 as President of the Subsidiary. Dr. Gauci passed away in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term Compensation
                               Annual Compensation                        Awards                    Payouts
        (a)             (b)        (c)        (d)        (e)          (f)        (g)            (h)      (i)
                                                        Other
                                                       Annual     Restricted                       All Other
                                             Bonus     Compen-       Stock                          Compen-
Name and Principal                          Payouts    sation        Award                  LTIP    sation
Position              Year      Salary       ($)         ($)          ($)       SAR's        ($)      ($)
--------------------  ----      ------      ------       ---          ---     --------       ---      ---
R. Bruce Reeves       1999         -0-        -0-        -0-          -0-          -0-       -0-      -0-
President and former  1998         -0-        -0-        -0-          -0-          -0-       -0-      -0-
Chief Executive       1997(1)   10,000        -0-        (2)          -0-          -0-       -0-      -0-
Officer               1996      90,000        -0-        (2)          -0-     913,200(1)     -0-      -0-
                      1995     120,000      50,000       (2)          -0-          -0-       -0-      -0-
                      1994     120,000        -0-        (1)          -0-     200,000(3)     -0-      -0-
                      1993     117,000      20,000       (1)          -0-          -0-       -0-      -0-
                      1992      86,000      10,000       -0-          -0-          -0-       -0-      -0-

         (1) On April 1, 1996 the direct employment of R. Bruce Reeves, then President/CEO of the Company ceased. All of Reeves' contractual rights were terminated. New contractual agreements were negotiated with R T Robertson Consultants, Inc., a Reeves family affiliate to provide consulting services including the services of Dr. Reeves. In fiscal years ended June 30, 1999 and 1998, respectively R T Robertson Consultants, Inc. charged the Company $0 and $1,500 for executive oversight of the Company and its Subsidiary. Between April 1 and June 30, 1996 R. T. Robertson billed the Company $33,300, including expense reimbursements, for executive oversight of the Corporations. Under the terms of the R T Robertson Consultants, Inc. agreement with the Company, Dr. Reeves, an employee of R T Robertson Consultants, Inc. serves as President/CEO of the Company. During this period, RT Robertson was awarded by the Company options for 913,200 shares at exercise prices from $0.06 to $0.15 per share.

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

         (3) Effective October 4, 1996 these 200,000 options have been forfeited by Dr. Reeves.

         The following table sets forth information with respect to the Chief Executive Officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

        (a)                        (b)                   (c)                   (d)                  (e)
                                                    Options/SARs
                                Options/             Granted to
                                  SARs              Employees in        Exercise or Base        Expiration
Name                             Granted            Fiscal Year           Price ($/Sh)             Date
-----                           --------            ------------        ----------------        ----------
Chief Executive Officer            -0-                   -0-                   0%

--------------------


         The following table sets forth information with respect to the Chief Executive Officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


         Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

        (a)                        (b)                   (c)                   (d)                  (e)
                                                                                                 Value of
                                                                            Number of           Unexercised
                                                                           Unexercised         In-the-Money
                                                                          Options/SARs         Options/SARs
                                 Shares                                   at FY-end (#)        at FY-end (#)
                               Acquired on              Value             Exercisable/         Exercisable/
Name                          Exercise(#)            Realized($)          Unexercisable        Unexercisable
----                          ------------           -----------          -------------        -------------
Chief Executive Officer            -0-                   -0-                   -0-                  -0-



         The following table sets forth information with respect to the Chief Executive Officer concerning awards under long term incentive plans during the last fiscal year:


           Estimated Future Payouts under Non-Stock Price-Based Plans

        (a)                        (b)              (c)   (d)         (e)              (f)

                                                Performance
                                Number of        or other
                              Shares, units    Period Until
                                Or Other       Maturation or       Threshold         Target            Maximum
Name                          Rights (#)          Payout            ($ or #)         ($ or #)          ($ or #)
---------                     -------------    -------------       ---------        --------          --------
Chief Executive Officer            -0-              -0-               -0-              -0-               -0-


         Directors are not compensated for acting in their capacity as Directors except for options granted pursuant to the 1992 Directors Option Plan. Directors are reimbursed for their expenses incurred in attending meetings and conducting their duties. In April 1995, the Directors, Messrs. Schubert, Maybury and Whitney were awarded 129,000 options exercisable into 129,000 shares of common stock at $.08 per share. In September 1995, Directors Messrs. Schubert, Maybury and Whitney were awarded an additional 50,000 options exercisable into 50,000 shares of common stock at $.17 per share. These options were for consulting services unrelated to their position as directors. The options originally were to expire on December 31, 1997 and December 31, 1999, respectively. On February 11, 1997 the exercise period of these and all other issued and non-exercised options were extended by three additional years.

         Though March 31, 1996 R. Bruce Reeves, President and Chief Executive Officer had an employment agreement with the Company. Pursuant to the agreement, Dr. Reeves received an annual salary of $120,000. Pursuant to the Agreement, Dr. Reeves also received options to purchase 200,000 shares of the Company (see the "Option/SAR Grants in Last Fiscal Year" table above). These 200,000 option shares were voluntarily forfeited by Dr. Bruce Reeves effective October 4, 1996 on which date he resigned as President and CEO. The Company entered into a consulting agreement with R T Robertson Consultants, Inc. to provide consulting services including the services of Dr. Reeves through the end of the fiscal year ending June 30, 1997. Robertson consulted for the Company through the end of fiscal year June 30, 1997 and, on an as needed basis, from July 1997 to present. On February 11, 1998, Dr. Reeves was appointed by the board of Directors to act as President of the Company until a successor is duly qualified and elected. Dr. Reeves serves without compensation. During this consulting period, RT Robertson received options to acquire 913,200 shares at a conversion price ranging from $0.06 to $0.15 per share.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of the date hereof.

         Genesis Farms, Inc. (Formerly Genesis Capital, Inc), 507 North Belt East, Suite 240, Houston, TX 77060 has was issued 1.5 million shares of Rule 144 stock, 1.4 million remaining representing 11.7% of issued shares (10.3% of issued shares plus exercisable options). The Company has initiated an agreement with a party claiming to have an interest in 1.4 million of these shares to recover all or a portion of these shares of the Company's stock. These recovery rights, along with the Genesis Preferred shares held by the Company, have been assigned, by the Company, under terms of the Asset Agreement (see page 19 - The Asset Agreement effective June 30, 1999). This recovery activity does not involve the Company in any litigation related to this transaction.

         Sandra J. Reeves, 754 Straw Hill, Manchester, NH 03104 owns 1,613,984 shares individually and/or beneficially including 621,880 shares derived from R T Robertson options for a like number of shares that were exercised at June 30, 1999. It does not include 725,000 shares issued to R T Robertson Consultant Inc., Trustee under the Asset Agreement of June 30, 1999. Mrs. Reeves is a stockholder in R T Robertson Consultants, Inc. and controls ninety percent (90%) of the shares of R T Robertson Consultants Inc.'s common stock. Mrs. Reeves is the spouse of Dr. R. Bruce Reeves, President of the Company. The shares that Mrs. Reeves owes directly or beneficially, plus the shares held by R T Robertson Consultants as Trustee for certain creditors, represents 18.9% of issued shares (18.7% of issued shares plus exercisable options)for named security owners.

         (b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below.

Name and                         Number of Shares                 Percent of
Address of                        Beneficially                   Common Stock
Beneficial Owner                       Owned*                    Outstanding**
----------------                 ----------------                -------------
R. Bruce Reeves                    245,393 (1)(5)                     2.0 %
754 Straw Hill
Manchester, NH 03104

Richard Schubert                   452,639(1)(4)                      3.7%
7811 Old Dominion Drive
McLean, VA 22102

Kevin T. McGuire                   205,539(1)(3)                      1.7%
148 Robinson Road
Hudson, NH 03051

Richard Whitney                    318,771(1)(2)(4)                   2.9%
1612 K St. N.W. #308
Washington, DC 20006


All Officers and
Directors as a Group
  (3 Persons)                    1,192,342 (1)(2)(3)(4)(5)           10.3%
------------------

         * Except as indicated in the footnotes below, each person has sole voting and dispositive power over the Shares indicated.

         ** Based upon 11,997,738 shares issued and outstanding and 45,000 exercisable options for the above named persons, as of the date hereof.

         Notes:

         (1) Excludes possible subsequent issuance of additional Shares based upon performance criteria (see "Item 12. Certain Relationships and Related Transactions-The Reorganization").

         (2) Includes 50,000 shares each for Mr. Whitney that are issuable upon exercise of a like number of options that are pursuant to consulting agreements with this individual.

         (3) Includes 154,539 shares that are held by Mr. and Mrs. McGuire jointly with rights of survivorship.

         (4) All Shares are owned by The Venture Fund of Washington, a limited partnership. Mr. Whitney is a limited partner owning approximately 19% of the limited partnership.

         (5) Includes 12,500 and 32,500 options currently exercisable under the Company's Directors' Stock Option Plan to Mr. Whitney.

         (6) Excludes 725,000 shares held by R T Robertson Consultants, Inc. as Trustee for certain creditors under terms of the Asset Agreement and 1,613,984 shares owed by Mrs. Reeves. Dr. Reeves disclaims beneficial ownership and personal interest in shares held by these related parties.

Item 12.      Certain Relationships and Related Transactions

The Reorganization

         By Agreements dated June 3, 1992 (collectively, the "Agreement"), the Company agreed to acquire up to 100% of the then issued and outstanding shares of Common and Preferred Stock of the Subsidiary in exchange for approximately 3,030,149 Shares of Common Stock (the "Reorganization"), plus certain contingent Shares. The Agreement has been filed with the Commission as an Exhibit to the Registration Statement (of which this Prospectus is a part) and is incorporated herein by this reference. In August 1992, the Subsidiary, a California Corporation, then named FLS Acquisition Corp (FLS) reincorporated in Delaware and changed the name to Biorelease Technologies, Inc. (BTI).

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

         Although the Exchange Ratio is the same for all the Subsidiary Stock, there are two categories of Subsidiary stockholders, each category having different registration rights. The first category holders have registration rights with regards to 10% of their shares. Further and, pro rata, they are entitled to a percentage of an aggregate of up to an additional 1,022,130 Shares of restricted Common Stock (the "Contingent Shares"), the actual aggregate number of Contingent Shares to be determined based upon formulas related to annual gross revenues or profits. The rights to the Contingent Shares are not transferable. These Contingent Share rights have been expired.

         None of the shares with registration rights were registered (see "The Selling Security holders' Offering" below) and all of the shares have been held in excess of three years making them eligible for resale, subject to certain limitations, under Rule 144.

Temporary Reduction in Option Exercise Price

         Effective June 30, 1999, the Directors of the Company approved a temporary reduction in the exercise price per share of all stock options then held in the Company by former employees, directors and consultants. Under the terms of the temporary reduction, the strike price was reduced to 30% of the then existing strike price on all respective issued options for a period ending August 31, 1999. This action had the effect to move the exercise price of certain issued options into the then current trading range for the Company's stock. During this temporary reduction period 1,553,700 of the then outstanding 3,084,320 options shares were converted for $ 11,999 in cash and $ 35,517 in exchange for liabilities of the Company or Subsidiary.

The Company

         On January 17, 1992, the Company distributed a majority of its shares of Vegas Chips, Inc., to the Company's stockholders of record on a pro rata basis as a dividend. The dividend was distributed at the rate of .6 (6/10) share of Vegas Chips, Inc.'s Common Stock for each one Share of Company Common Stock owned.

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

         On  March  31,  1994,  the  Company   acquired  150,000  shares  of  6%
cumulative, convertible preferred stock of Genesis Farms, Inc. (then Genesis Capital Corporation) ("Genesis") in consideration for issuing 1,500,000 shares of the Company's Common Stock. On March 31, 1994, the Company's stock had a fair market value of one dollar. In accordance with generally accepted accounting principles (the cost method of accounting for non-marketable investments), the Company recorded the investment in Genesis at $1,500,000. Management believes the value of Genesis stock has been permanently impaired and has reduced the basis of the Genesis preferred stock to $180,000 at June 30, 1995. Due to further impairment, the asset was written down to $0 at June 30, 1996, the value of which remains unchanged at June 30, 1997 through June 30, 1999. The amount of the permanent impairment was determined by reviewing recent trading price of Genesis common stock and relating such via the conversion rights of the Preferred stock since the underlying common stock will be salable under Rule 144 within six months (as required by SFAS No. 115). The value differs significantly from its historical cost value. See Note 11 to the Consolidated Financial Statements. On September 16, 1996, the Company entered into agreement to advance $10,000 in legal fees to a party claiming to have an interest in the shares exchanged by the Company for the Genesis shares. Under this agreement, if the Company were successful, it would recover up to 1.4 million of its own shares. These recovery rights were assigned under the Asset Agreement (see Page 19. -The Asset Agreement effective June 30, 1999).

         In May 1994, the Company borrowed $12,000 from a Director/Stockholder for one year at 9% interest secured by 3,600 shares of Genesis preferred stock. At June 30, 1996 the Company owed R T Robertson Consultants, Inc. $87,734). Robertson and Mr. Schubert agreed to defer payment of these amounts, without interest, for a period of up to three years ending 12/31/99. This indebtedness was eliminated effective June 30, 1999 by conversion of options held by Schubert and RT Robertson and through terms of the Asset Agreement.

         In December 1996, the Company was advanced $27,500 from TheraMed partners, Inc. that was settled under terms of the Asset Agreement.

         Between December 1997 and January 1998 the Company issued an aggregate of 365,000 shares of it's common stock in settlement of $33,441 of the Company's and the Subsidiary's liabilities.

Proposed merger with Polar Molecular Corporation

         On August 2, 1999, the Company announced it had entered into a definitive agreement to merge with polar Molecular Corporation subject to certain conditions being met by both companies. Under the terms of the definitive agreement, the Company will change its name to Polar Molecular Corporation, split back its shares 25 to one, authorize the issuance of preferred stock and the current officers and directors will resign and be replaced by the Polar management and directors. After the merger and reverse stock split, the Company will have approximately 14,880,000 common shares issued of which 8 1/2 % will be owned by the then current pre merger Company stockholders. The Company expects to spin-off its interest in the Subsidiary if and when it completes the Polar Molecular transaction. The Board of Directors has not established the record cutoff date for this transaction.

The Asset Agreement effective June 30, 1999

         On April 1, 1999 and effective June 30, 1999, the Company entered into an Asset Agreement with R T Robertson Consultants, Inc. acting on behalf of itself and other creditors of the Company and the Subsidiary under which Robertson would acquire certain listed assets of the Company including the 150,000 Genesis preferred shares held by the Company, 550,000 restricted Company common shares held in treasury, 175,000 restricted shares of reissued Company stock originally issued to creditors but not released, all rights to recovery from Genesis Capital, and an option to acquire up to 60% of the interest held by the Company in the Subsidiary at the then book value in exchange for forgiveness of $67,918 in debt owed by the Company and the Subsidiary plus an indemnity in the amount of $167,749 for outstanding trade creditors of the Company and the Subsidiary. The bid price of the Company's shares on April 1, 1999 was $0.01 per share. As a result of the terms of this Asset Agreement, the Company was able to eliminate $242,276 in liabilities that will allow it to comply with the terms of the proposed Polar Molecular transaction.


The Subsidiary

         Effective June 1991, the Subsidiary acquired the assets Fluid Life Systems, Inc. (FLS) including the Subsidiary Technologies in exchange for approximately $595,000 in payments of cash to and/or on behalf of FLS and the assumption of specific FLS' liabilities. In addition, the Subsidiary issued 57,437 shares of its Common Stock directly to certain FLS creditors.

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

The Selling Securityholders' Offering

         The Company had filed a registration statement to register 1,093,973 Shares on behalf of certain Selling Security holders for sale to the public. Of the 1,093,973 shares 462,373 shares were being registered pursuant to the Company's commitments under the Reorganization Agreement and certain creditors (see "The Reorganization" above). 40,000 shares were registered pursuant to the settlement of the Raab litigation (see "Item 3. Legal Proceedings"). The remaining 591,600 Shares were registered pursuant to the Company's commitment under the terms of a private offering conducted in April 1992 prior to the consummation of the Reorganization (see "The Company" above). In addition, the Company was registering 250,000 shares issuable upon exercise of 250,000 options. In June 1994, the Company determined not to proceed with the Selling Security holders' offering because all of the shares being registered on behalf of Selling Security holders therein became eligible for resale under Rule 144 and all of the options (exercisable into the other shares registered therein) had expired.

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

PART IV

Item 13.      Exhibits and Reports on form 8-K.

Reports on Form 8-K

         The Company has filed the following Reports on Form 8-K during the year ended June 30, 1995 with the principal office of the Securities and Exchange Commission in Washington, DC. Form 8-K filed with the Securities and Exchange Commission on September 29, 1994; Amendment No. 1 thereto (Form 8-K/A) filed with the Securities and Exchange Commission on November 3, 1994. Form 8-K filed with the Securities and Exchange Commission on September 20, 1999.

Exhibits

     NONE

Exhibits incorporated by reference
     3a         Certificate of Incorporation of Company (1)
     3b         Amendment to Certificate of Incorporation of Company (1)
     3c         By-Laws of the Company (1)
     10c        Stock Reorganization Agreement between the Company and the
                Subsidiary (2)
     10d        1992 Stock Option Plan (3)
     10e        1992 Directors' Stock Option Plan (3)
     10f        Patent-Chondroitin Drug Complexes (4)
     10g        Patent-Stabilization of Proteins and Peptides by Chemical
                Binding with Chondroitin (4)
     10i        Consulting Agreement with Wall Street Consultants (4)
     10j        Options with USA, Wall Street Consultants and Union Equity
                Partners (4)
     10l        TSI Agreement (4)
     10m        Cell Trends Agreement (4)
     10n        Dr. Reeves' Employment Agreement (5)
     10o        Chestnut Drive lease
     14a        Canadian patent for "Method for Protein Stabilization"(4)
     14b        European patent for "Continuous  Processes for Modifying
                Biologically Active Materials and the
                Products Therefrom"(4)
     16a        Accountants' Letter (6)(7)
     22c        Subsidiaries (see "Item 1. Business")
-----------------------

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

                                 BIORELEASE CORP


Dated: September 30, 1999           By   /s/Richard F. Schubert
                                        -----------------------------------
                                        Richard F. Schubert, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                            DATE
----------                  -----                            ----

/s/Richard F. Schubert      Chairman,                        September 30, 1999
----------------------      Director and
Richard F. Schubert         Principal Financial Officer


/s/Richard Whitney          Director                         September 30, 1999
----------------------
Richard Whitney

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                                 Does not apply.