Form 10QSB
period 1999-09-30
BIORELEASE CORP
filed 1999-11-12
CIK 797662

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from July 1, 1999 to September 30, 1999

                           Commission File No. 0-15260

                                Biorelease Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                              88-0218411
       --------------------------------         ----------------------------
       (State or other jurisdiction of          (Internal Revenue Service
        incorporation or organization)          Employer Identification No.)

                 340 Granite St. Suite 200, Manchester, NH     03102
                ------------------------------------------------------
                (Address of principal Executive offices      Zip Code)


                                 (603) 641-8443
                 ----------------------------------------------
                 Issuer's telephone number, including area code

     Former name, former address and formal fiscal year, if changed since last report.


     Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 12,124,238 shares of common stock, par value $.10 per share as of November 5, 1999.

--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One) Yes___  No_X_

                                    1 of 10

                                BIORELEASE CORP.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                          Page
                                                                                                       Number
                                                                                                       ------
Item 1.    Financial Statements .........................................................................3

           Consolidated balance sheets as of September 30, 1999 (unaudited) and
           June 30, 1999.................................................................................3

           Consolidated  Statements  of  Operations  for the Three  Months Ended
           September 30, 1999 (unaudited) and 1998 (unaudited), and from October
           20, 1989 (inception) to September 30, 1999 (unaudited)........................................4

           Consolidated  Statements  of Cash  Flows  for the three  Months Ended
           September 30, 1999 (unaudited) and 1998 (unaudited), and from October
           20, 1989 (inception) to September 30, 1999 (unaudited)........................................5

           Notes to Unaudited Consolidated Financial Statements .........................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation..........................................................................8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................................9

Item 2.    Changes in Securities ........................................................................9

Item 3.    Defaults Upon Senior Securities ..............................................................9

Item 4.    Submission of Matters to a Vote of Security Holders...........................................9

Item 5.    Other Information.............................................................................9

Item 6.    Exhibits and Reports on Form 8-K. ............................................................9


                                    2 of 10

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statement

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 1999 and June 30, 1999

                                                                          September         June 30,
                                                                          30, 1999           1999
                                                                         -----------       ---------
                                                                         (Unaudited)
                                 ASSETS
Current Assets:
   Cash                                                                  $    2,673      $   12,232
   Accounts receivable                                                           --              --
   Inventories                                                               16,366          16,366
   Other receivables                                                             --              --
   Prepaid expenses and other current assets                                     --              --
                                                                         ----------      ----------
Total current assets                                                         19,039          28,598
                                                                         ----------      ----------
Equipment and leasehold improvements, net                                     4,692           5,055
                                                                         ----------      ----------
Other assets:
   Intangible assets, net                                                        --              --
   Other non current assets                                                      --              --
                                                                         ----------      ----------
Total assets                                                             $   23,731      $   33,653
                                                                         ==========      ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
   Notes payable                                                         $       --      $       --
   Accounts payable                                                           5,149           1,820
   Accrued expenses                                                           7,419          16,000
   Notes payable stockholders,current                                            --              --
   Deferred Income                                                               --              --
   Other current liabilities                                                     --              --
                                                                         ----------      ----------
   Total current liabilities                                                 12,568          17,820
   Notes payable stockholders, long term                                         --              --
   Notes payable others, long term                                               --              --
   Other liabilities                                                          7,200           7,200
                                                                         ----------      ----------
Total liabilities                                                            19,768          25,020
                                                                         ----------      ----------
Stockholders' equity (Deficiency):
     Common stock of $.01 par value,  50,000,000 shares  authorized,
     12,124,238 and 12,124,238 issued and 11,997,738 and 11,997,738
     Outstanding at September 30, 1999 and June 30, 1999                    121,242         119,977
Additional paid-in capital                                                9,114,729       9,112,069
Development stage accumulated deficit                                    (9,220,977)     (9,215,339)
Stock subscriptions receivable                                               (8,074)         (8,074)
                                                                         ----------      ----------
                                                                              6,920           8,633
   Less: Deferred offering costs                                             (2,957)             --
                                                                         ----------      ----------
Total Stockholder's Equity (Deficiencies)                                     3,963           8,633
                                                                         ----------      ----------
Total liabilities and stockholders' equity (deficiencies)                $   23,731      $   33,653
                                                                         ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                    3 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 1998,
         and the Cumulative Period from Inception to September 30, 1999
                                   (Unaudited)


                                                          Three Months Ended                      Inception
                                                             September 30,                    (October 20,1989)
                                                      1999                 1998             to September 30, 1998
                                                      ----                 ----             ---------------------

Revenues                                               $        -            $     3,130       $     570,851
Cost of goods sold                                              -                   (177)            (28,155)
                                                       ----------            -----------       -------------
Gross profit                                                    -                  2,953             542,696

Costs and expenses:
   Research and development                                     -                      -          (2,588,041)
   Purchased technology                                         -                      -            (690,000)
   General and administrative                              (5,637)               (13,533)         (4,295,945)
   Biotech selling expenses                                     -                      -            (601,116)
                                                       ----------            -----------       -------------
        Total costs and expenses                           (5,637)               (13,533)         (8,175,102)
                                                       ----------            -----------       -------------
   (Loss)/Gain from operations                             (5,637)               (10,580)         (7,602,406)
                                                       ----------            -----------       -------------
   Other Income (Costs):
      Interest, net                                             -                 (1,728)             66,824
      Litigation costs                                          -                      -            (315,000)
      Offering costs                                                                   -             (99,242)
      Option compensation                                       -                      -            (336,446)
      Other income (cost)                                       -                      -            (219,375)
      Lease commitment costs                                    -                      -             (13,165)
      Realized loss for decline in
   value      of investment                                     -                      -          (1,500,000)
     Gain on equipment sale                                     -                      -              62,616
      Income recognized on indemnified                          -                      -
       liabilities                                                                                   242,276
      Income recognized on settlements                          -                    154             373,376
                                                       ----------            -----------       -------------
Total other income (cost)                                       -                 (1,574)         (1,738,136)
                                                       ----------            -----------       -------------
(Loss)/Gain before provision for
   (benefit from) income taxes and
   Cumulative effect of change in
   Accounting principle                                    (5,637)               (12,154)         (9,340,542)
Provision for income taxes                                      -                      -             343,873
                                                       ----------            -----------       -------------
(Loss)/Gain before cumulative effect
   Of change in accounting principle                       (5,637)               (12,154)         (9,684,415)
Cumulative effect of change in
   Accounting principle                                         -                      -             463,440
                                                       ----------            -----------       -------------
Net (loss)/gain                                        $   (5,637)           $   (12,154)      $  (9,220,975)
                                                       ==========            ===========       ==============
Weighted average shares                                12,082,071              9,736,659           6,554,384
Basic and fully diluted loss per share                     ($0.00)                ($0.00)             ($1.41)



The accompanying notes are an integral part of the consolidated financial statements.

                                    4 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three Months Ended September, 1999 and 1998
         and the Cumulative Period from Inception to September 30, 1999
                                   (Unaudited)


                                                                                                            Inception
                                                                          Three Months Ended               (October 20,
                                                                             September 30,                     1989)
                                                                     ------------------------------      to September 30,
                                                                        1999               1998                1999
                                                                     ---------           ----------      ----------------
Cash flows from operating activities:
Net (loss)/Gain                                                      $  (5,637)          $ (12,154)        $ (9,220,976)
   Adjustments to reconcile net loss to net cash used in
       development activities:
     Depreciation and amortization                                         363               4,732              282,657
     Cumulative effect of change in accounting principle                     -                   -            (463,440)
     Recognized loss on investment                                           -                   -            1,500,000
     (Gain) Loss on sale of assets                                           -                   -              (38,703)
     Loss on extinguishment of debt                                          -                   -               42,000
     Common Stock issued in exchange for
         Purchased technologies                                              -                   -              605,000
     Common Stock issued in exchange for
         services rendered                                                   -                   -              128,453
     Common stock options issued in exchange of
         services rendered                                                   -                   -               52,300
     Amortization of unearned compensation                                   -                   -              140,625
     Re-pricing of A Warrants                                                -                   -               78,750
   (Increase) Decrease in current assets:
     Accounts Receivable                                                     -               4,325                    -
     Inventories                                                             -                 177             (16,366)
     Other receivables                                                       -                   -                    -
     Prepaid expenses and other current assets                               -                   -                  360
     Deferred tax asset                                                      -                   -              463,440
     Other non-current assets                                                -                   -                    -
   Increase (Decrease) in current liabilities:
     Accounts payable                                                    3,329               3,768               76,100
     Accrued expenses                                                   (8,581)              4,548               14,887
     Other current liabilities                                               -                   -                    -
     Other liabilities                                                       -                   -                7,200
                                                                      --------             -------          -----------
Net cash used in operating activities                                 $(10,526)            $ 5,396          $(6,347,713)
                                                                      --------             -------          -----------

The accompanying notes are an integral part of the consolidated financial statements.

                                    5 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Three Months Ended September 30, 1999 and 1998 and
           the Cumulative Period from Inception to September 30, 1999
                                   (Unaudited)


                                                                                                            Inception
                                                                          Three Months Ended               (October 20,
                                                                             September 30,                     1989)
                                                                     ------------------------------      to September 30,
                                                                        1999               1998                1999
                                                                     ---------           ----------      ----------------
Cash flows from investing activities:
   Purchase of collateralized mortgage obligations                           -                   -         (1,000,000)
   Proceeds from collateralized mortgage obligations                         -                   -          1,000,000
   Purchase of fixed assets                                                  -                   -           (333,187)
   Purchase of intangible assets                                             -                   -           (105,205)
   Proceeds from sale of assets                                             (-)                 (-)           189,742
                                                                     ---------           ---------         ----------
Net cash used in investing activities                                       (-)                 (-)         (248,650)
                                                                     ---------           ---------         ----------
Cash flows from financing activities:
   Advances from and amounts due to
       Stockholders                                                          -                   -            594,385
   Payments of advances from stockholders                                    -                   -           (159,975)
   Notes receivable                                                          -                   -                  -
   Notes payable                                                             -                   -                  -
   Issuance of common stock, net                                         3,925                   -          2,146,408
   Payment of deferred offering costs                                   (2,958)                                (2,958)
   Purchase of treasury stock                                                -                   -            (10,000)
   Re-capitalization                                                         -                   -          4,031,176
                                                                     ---------           ---------         ----------
Net cash provided by investing activities                                  967                   -          6,599,036
                                                                     ---------           ---------         ----------
Net increase (decrease) in cash                                         (9,559)              5,396              2,673
Cash at beginning of period                                             12,232               1,320                  -
                                                                     ---------           ---------         ----------
Cash at end of period                                                $   2,673           $   6,716         $    2,673
                                                                     =========           =========         ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                    6 of 10

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
     AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO SEPTEMBER 30, 1999

ITEM 1.    Basis of presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.




















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

Three Months Ended September 30, 1999 and 1998

           For the three months ended September 30, 1999 the Company had revenues of $0, costs of goods sold of $0, general and administrative expenses of $5,637, no other costs or income and no income taxes, resulting in a loss of $5,637 as compared to the three months ended September 30, 1998 in which the Company had revenues of $3,130, costs of goods sold of $177, general and administrative expenses of $13,533, interest expense of $1,728 and income recognized in settlements of $154 resulting in a net loss of $12,154.

Inception to September 30, 1999

           From October 20, 1989, the initial date of the Subsidiary's activity, through September 30, 1999, the Company, including the Subsidiary, had revenues of $570,851, cost of goods sold of $28,155, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,295,945, selling expenses of $601,116, other costs in the aggregate of $1,738,136, income taxes of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby yielding an accumulated net loss of $9,220,975.

Liquidity and Capital Resources

           From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common and Preferred Stock. Since the Reorganization, the primary source of current capital have been the Company's funds and revenues.

Dividend Policy

           The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

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

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None

Item 5.       Other Information

              On August 2, 1999 the Company announced the signing of a definitive agreement pursuant to which Biorelease will merge with POLAR MOLEDCULAR CORPORATION, a Utah corporation ("PMC"). As a condition of that merger, the name of Biorelease will be changed to "Polar Molecular Corporation" and the current management team of Biorelease will resign and be replaced by PMC's management team. The definitive agreement provides, among other things, that Biorelease is to split back its outstanding common shares on a one-for-twenty-five basis and is to spin off or otherwise dispose of its wholly owned subsidiary, Biorelease Technologies, Inc. The completion of the proposed transaction is subject to, among other things, the filing with the Securities and Exchange Commission and effectiveness of a Form S-4 registration statement, approval of the transaction by the shareholders of both companies, the completion of a private offering pursuant to which PMC is to raise at least $2,000,000 before closing of the transaction and other matters. No record date or stockholder meeting date has yet been set by the Company's Board of Directors to approve or disapprove the PMC transaction.

Item 6.       Exhibits and Reports on form 8-K.

              None



                                    9 of 10

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BIORELEASE CORP.




November 12, 1999          By:  /s/ R. Bruce Reeves                  .
                                --------------------------------------
                                R. Bruce Reeves, President and
                                Principal Financial Officer




















                                    10 of 10