Form 10QSB
period 1999-12-31
BIORELEASE CORP
filed 2000-02-18
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________________

                           Commission File No. 0-15260

                                Biorelease Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                              88-0218411
     -------------------------------          -----------------------------
     (State or other jurisdiction of            (Internal Revenue Service
      incorporation or organization)          Employer  Identification No.)

                 340 Granite St. Suite 200, Manchester, NH 03102
                -------------------------------------------------
                (Address of principal Executive offices Zip Code)


                                 (603) 641-8443
                 ----------------------------------------------
                 Issuer's telephone number, including area code


               ---------------------------------------------------
               Former name, former address and formal fiscal year,
                         if changed since last report.

         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 12,124,238 shares of common stock, par value $.01 per share as of February 17, 2000.

       -----------------------------------------------------------------

   Transitional Small Business Disclosure Format (Check One)   Yes      No  X
                                                                   ----    ---



                                    1 of 10

                                BIORELEASE CORP.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                          Number
                                                                          ------
Item 1.    Financial Statements .............................................3

           Consolidated balance sheets as of December 31, 1999 (unaudited)
           and June 30, 1999.................................................3

           Consolidated Statements of Operations for the Three Months
           and Six Months Ended December 31, 1999 (unaudited) and 1998 (unaudited), and from October 20, 1989 (inception) to
           December 31, 1999 (unaudited).....................................4

           Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999 (unaudited) and 1998 (unaudited), and from October 20, 1989 (inception) to December 31, 1999
           (unaudited).......................................................5

           Notes to Unaudited Consolidated Financial Statements .............7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation..........................................8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.................................................9

Item 2.    Changes in Securities ............................................9

Item 3.    Defaults Upon Senior Securities ..................................9

Item 4.    Submission of Matters to a Vote of Security Holders...............9

Item 5.    Other Information.................................................9

Item 6.    Exhibits and Reports on Form 8-K. ................................9



                                    2 of 10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statement

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 1999 and June 30, 1999

                                                                               December                       June 30,
                                                                               31, 1999                         1999
                                                                               --------                       --------
                                                                             (Unaudited)
                               ASSETS

Current Assets:
   Cash                                                                      $     2,352                     $    12,232
   Accounts receivable                                                                 -                               -
   Inventories                                                                    16,366                          16,366
   Other receivables                                                              19,685                               -
   Prepaid expenses and other current assets                                           -                               -
                                                                             -----------                    ------------
Total current assets                                                              38,403                          28,598
                                                                             -----------                    ------------
Equipment and leasehold improvements, net                                          4,328                           5,055
                                                                             -----------                    ------------
Other assets:
   Intangible assets, net                                                              -                               -
   Other non current assets                                                            -                               -
                                                                             -----------                    ------------
Total assets                                                                 $    42,731                    $     33,653
                                                                             ===========                    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:

   Notes payable                                                             $         -                    $          -
   Accounts payable                                                               14,696                           1,820
   Accrued expenses                                                               11,305                          16,000
   Notes payable stockholders,current                                                  -                               -
   Deferred Income                                                                     -                               -
   Other current liabilities                                                           -                               -
                                                                             -----------                    ------------
   Total current liabilities                                                      26,001                          17,820
   Notes payable stockholders, long term                                               -                               -
   Notes payable others, long term                                                     -                               -
   Other liabilities                                                                   -                           7,200
                                                                             -----------                    ------------
Total liabilities                                                                 26,001                          25,020
                                                                             -----------                    ------------
Stockholders' equity (Deficiency):
     Common stock of $.01 par value,  50,000,000 shares
     authorized,  12,124,238 and 12,124,238 issued and
     11,997,738 and 11,997,738 Outstanding at December 31, 1999
     and June 30, 1999

                                                                                 121,242                         119,977
Additional paid-in capital                                                     9,114,729                       9,112,069
Development stage accumulated deficit                                         (9,211,782)                     (9,215,339)
Stock subscriptions receivable                                                         -                          (8,074)
                                                                             -----------                    ------------
                                                                                  24,189                           8,633
   Less: Deferred offering costs                                                  (7,459)                              -
                                                                             -----------                    ------------
Total Stockholder's Equity (Deficiencies)                                         16,730                           8,633
                                                                             -----------                    ------------
Total liabilities and stockholders' equity (deficiencies)                    $    42,731                    $     33,653
                                                                             ===========                    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.



                                    3 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31, 1999 and 1998,
          and the Cumulative Period from Inception to December 31, 1999
                                   (Unaudited)

                                                                                                                       Inception
                                            Three Months Ended December 31,    Six Months Ended December 31,      (October 20, 1989)
                                            -------------------------------    -----------------------------               To
                                                  1999            1998               1999             1998         December 31, 1999
                                                  ----            ----               ----             ----         -----------------
                                              (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Revenues                                     $         -      $     (1,524)      $         -      $       1,606      $      570,851
Cost of goods sold                                     -                 -                 -               (177)            (28,155)
                                             -----------      ------------       -----------      -------------      --------------
Gross profit                                           -            (1,524)                -              1,429             542,696
Costs and expenses:
   Research and development                            -                 -                 -                  -          (2,558,041)
   Purchased technology                                -                 -                 -                  -            (690,000)
   General and administrative                     (9,670)          (10,492)          (15,307)           (24,025)         (4,305,615)
   Biotech selling expenses                            -                 -                 -                  -            (601,116)
                                             -----------      ------------       -----------      -------------      --------------
        Total costs and expenses                  (9,670)          (10,492)          (15,307)           (24,025)         (8,154,772)
                                             -----------      ------------       -----------      -------------      --------------
   (Loss)/Gain from operations                    (9,670)          (12,016)          (15,307)           (22,596)         (7,612,076)
                                             -----------      ------------       -----------      -------------      --------------
   Other Income (Costs):
      Interest, net                                    -            (1,728)                -             (3,455)             66,824
      Lease commitment costs                           -                 -                 -                  -            (315,000)
      Litigation costs                                 -                 -                                    -             (99,242)
      Offering costs                                   -                 -                 -                  -            (336,446)
      Option compensation                              -                 -                 -                  -            (219,375)
      Other income (cost)                         19,685                 -            19,685                  -               6,520
      Realized loss for decline in value
         of investment                                 -                 -                 -                  -          (1,500,000)
     Gain on equipment sale                            -              (500)                -               (500)             62,616
     Income recognized on indemnified                  -                 -                 -                  -             242,276
       liabilities

      Income recognized on settlements              (821)                -               821                154             372,555
                                             -----------      ------------       -----------      -------------      --------------
Total other income (cost)                         18,864            (2,228)           18,864             (3,801)         (1,719,272)
                                             -----------      ------------       -----------      -------------      --------------
Gain (Loss) before provision for provision
 (benefit From) income taxes and Cumulative
 effect of Change in accounting principle          9,194           (14,244)            3,557           (26,397)          (9,331,348)
Provision for income taxes                             -                 -                 -                  -             343,873
                                             -----------      ------------       -----------      -------------      --------------
Gain (Loss) before cumulative effect
   Of change in accounting principle               9,194           (14,244)            3,557           (26,397)          (9,675,221)
Cumulative effect of change in
   Accounting principle                              -                   -                 -                 -              463,440
                                             -----------      ------------       -----------      -------------      --------------
Net gain (loss)                              $     9,194      $    (14,244)      $     3,557       $    (26,397)      $  (9,211,781)
                                             ===========      ============       ===========       ============       =============
Weighted average shares                       13,654,858         9,736,659        13,654,858          9,736,659           6,686,210
Basic and fully diluted loss per share       $     (0.00)     $      (0.00)      $    ($0.00)      $     ($0.00)      $       (1.38)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                                    4 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Six Months Ended December 31, 1999 and 1998
          and the Cumulative Period from Inception to December 31, 1999
                                   (Unaudited)

                                  ------------

                                                                                                          Inception
                                                                           Six Months Ended           (October 20, 1989)
                                                                              December 31,              to December 31,
                                                                        1999               1998              1999
                                                                        ----               ----              ----
Cash flows from operating activities:
Net (loss)/Gain                                                        $ 3,557          $ (26,397)        $  (9,211,782)
   Adjustments to reconcile net loss to net cash used in
       development activities:
     Depreciation and amortization                                         726               9,463              283,020
     Cumulative effect of change in accounting principle                     -                   -             (463,440)
     Recognized loss on investment                                           -                   -            1,500,000
     (Gain) Loss on sale of assets                                           -                 500              (38,703)
     Loss on extinguishment of debt                                          -                   -               42,000
     Common Stock issued in exchange for
         Purchased technologies                                              -                   -              605,000
     Common Stock issued in exchange for
         services rendered                                                   -                   -              128,453
     Common stock options issued in exchange of
         services rendered                                                   -                   -               52,300
     Amortization of unearned compensation                                   -                   -              140,625
     Re-pricing of A Warrants                                                -                   -               78,750
   (Increase) Decrease in current assets:

     Accounts Receivable                                                     -               8,260                    -
     Inventories                                                             -                 177              (16,366)
     Other receivables                                                 (19,685)                745              (19,685)
     Prepaid expenses and other current assets                               -                   -                  360
     Deferred tax asset                                                      -                   -              463,440
     Other non-current assets                                                -                   -                    -
   Increase (Decrease) in current liabilities:

     Accounts payable                                                   12,876               9,256               85,647
     Accrued expenses                                                   (4,695)             (1,492)              18,773
     Other current liabilities                                               -                   -                    -
     Other liabilities                                                  (7,200)                  -                    -
                                                                    ----------             -------         ------------
Net cash used in operating activities                               $  (14,421)            $   512         $ (6,351,608)
                                                                    ----------             -------         ------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                    5 of 10

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Six Months Ended December 31, 1999 and 1998 and
            the Cumulative Period from Inception to December 31, 1999
                                   (Unaudited)

                                                                                                           Inception
                                                                          Three Months Ended          (October 20, 1989)
                                                                             December 31,                To December 31,
                                                                        1999               1998               1999
                                                                        ----               ----               ----
Cash flows from investing activities:
   Purchase of collateralized mortgage obligations                           -                   -          (1,000,000)
   Proceeds from collateralized mortgage obligations                         -                   -           1,000,000
   Purchase of fixed assets                                                  -                   -            (333,187)
   Purchase of intangible assets                                             -                   -            (105,205)
   Proceeds from sale of assets                                             (-)                 (-)            189,742
                                                                      --------         -----------          ----------
Net cash used in investing activities                                       (-)                 (-)           (248,650)
                                                                      --------         -----------          ----------
Cash flows from financing activities:
   Advances from and amounts due to
       Stockholders                                                          -                   -             594,385
   Payments of advances from stockholders                                    -                   -            (159,975)
   Notes receivable                                                          -                   -                   -
   Notes payable                                                             -                   -                   -
   Issuance of common stock, net                                        12,000                   -           2,154,483
   Payment of deferred offering costs                                   (7,459)                                 (7,459)
   Purchase of treasury stock                                                -                   -             (10,000)
   Re-capitalization                                                                                         4,031,176
                                                                      --------         -----------          ----------
Net cash provided by investing activities                                4,541                   -           6,602,610
                                                                      --------         -----------          ----------
Net increase (decrease) in cash                                         (9,880)                512               2,352
Cash at beginning of period                                             12,232               1,320                   -
                                                                      --------         -----------          ----------


Cash at end of period                                                 $  2,352         $     1,832          $    2,352
                                                                      ========         ===========          ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Supplemental disclosure of non-cash transactions:

Cash paid for interest                                                       -                   -               7,752

Issuance of common stock for subscription receivable                         -                   -              50,000

Liabilities repaid through issuance of common stock                          -                   -             652,731

Non-marketable security acquired through the issuance                        -                   -           1,500,000
   Of common stock



                                    6 of 10

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
      AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO DECEMBER 31, 1999

ITEM 1.    Basis of presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

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

Three Months Ended December 31, 1999 and 1998

           For the three months ended December 31, 1999 the Company had revenues of $0, costs of goods sold of $0, general and administrative expenses of $9,670, other income of $19,685, costs on settlements of $821 and no income taxes, resulting in a income of $9,194 as compared to the three months ended December 31, 1998 in which the Company had adjustments to revenues of $1,524, costs of goods sold of $0, general and administrative expenses of $10,492, interest expense of $1,728, a loss on sale of assets of $500 and no income taxes resulting in a net loss of $14,244.

Six Months Ended December 31, 1999 and 1998

         For the six months ended December 31, 1999 the Company had no revenues, no cost of goods sold, general and administrative expenses of $15,307, other income of $19,685, a loss on settlements of $821 and no income taxes resulting in an income of $3,557 as compared to the six months ended December 31, 1998 in which the Company had revenues of 1,606, cost of goods sold of $177, general and administrative expenses of $24,025, interest expense of $3,455, a loss on sale of assets of $500, income recognized on settlements of $154 and no income taxes resulting in a net loss of $26,397.

                                    7 of 10

Inception to December 31, 1999

           From October 20, 1989, the initial date of the Subsidiary's activity, through December 31, 1999, the Company, including the Subsidiary, had revenues of $570,851, cost of goods sold of $28,155, selling expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,305,615, other costs in the aggregate of $1,719,272, income taxes of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby yielding an accumulated net loss of $9,211,781.

Liquidity and Capital Resources

           From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common and Preferred Stock. Since the Reorganization, the primary sources of current capital have been the Company's funds and revenues.

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

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None (See Item 5)

Item 5.       Other Information

              On January 18, 2000 Biorelease Corp filed the Form S-4 registration statement required as a part of the proposed merger with POLAR MOLECULAR CORPORATION, a Utah corporation ("PMC"). This S-4 registration statement is pending review by the Securities and Exchange Commission. The record date has been established as March 15, 2000 by the Company's Board of Directors to be eligible to vote on the approval or disapproval of the PMC transaction.

              On February 7, 2000 the Company's subsidiary, Biorelease Technologies, Inc. (BTI), filed a registration statement on Form S-1 to register 4,582,122 shares of BTI common stock currently held by the Company. These shares represent ninety and eight tenths percent (90.8%) of BTI's issued and outstanding common stock. The registration statement was filed as part of the merger agreement between the Company and Polar Molecular Corporation wherein these shares will be distributed to Biorelease Corp shareholders of record and certain creditors, officers and directors. The March 15, 2000 record date will also apply to eligibility to receive this BTI stock distribution.

Item 6.       Exhibits and Reports on form 8-K.

              None



                                    9 of 10

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BIORELEASE CORP.




February 18, 2000          By:  /s/ R. Bruce Reeves                  .
                                --------------------------------------
                                R. Bruce Reeves, President and
                                Principal Financial Officer













                                    10 of 10