Form 10QSB
period 2000-03-31
BIORELEASE CORP
filed 2000-05-09
CIK 797662

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________________

                           Commission File No. 0-15260

                                Biorelease Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   88-0218411
    -------------------------------              ---------------------------
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

         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 12,124,238 shares of common stock, par value $.01 per share as of May 08, 2000.

-----------------------------------------------------------------

         Transitional Small Business Disclosure Format (Check One) Yes     No X
                                                                      ---    ---


                                    1 of 11

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

           Consolidated balance sheets as of March 31, 2000 (unaudited) and
           June 30, 1999.................................................................................3

           Consolidated  Statements of Operations  for the Three Months and Nine
           Months Ended March 31, 2000  (unaudited)  and 1999  (unaudited),  and from October 20, 1989 (inception) to March 31, 2000 (unaudited) ..............................4

           Consolidated Statements of Cash Flows for the Nine Months Ended March
           31, 2000 (unaudited) and 1999 (unaudited),  and from October 20, 1989
           (inception) to March 31, 2000 (unaudited) ....................................................5

           Notes to Unaudited Consolidated Financial Statements .........................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation..........8

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

Item 5.    Other Information.............................................................................9

Item 6.    Exhibits and Reports on Form 8-K. ............................................................9



                                    2 of 11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statement

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 2000 and June 30, 1999

                                                                                           March               June 30,
                                                                                         31, 2000                1999
                                                                                         --------            -----------
                               ASSETS                                                   (Unaudited)
                               ------
Current Assets:
   Cash                                                                                  $    5,350          $   12,232
   Accounts receivable                                                                            -                   -
   Inventories                                                                               16,012              16,366
   Other receivables                                                                         10,503                   -
   Prepaid expenses and other current assets                                                      -                   -
                                                                                         ----------          ----------
Total current assets                                                                         31,865              28,598
                                                                                         ----------          ----------
Equipment and leasehold improvements, net                                                     3,965               5,055
                                                                                         ----------          ----------
Other assets:
   Intangible assets, net                                                                         -                   -
   Other non current assets                                                                       -                   -
                                                                                         ----------          ----------
Total assets                                                                             $   35,830          $   33,653
                                                                                         ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:

   Notes payable                                                                                  -                   -
   Accounts payable                                                                           5,095               1,820
   Accrued expenses                                                                          11,305              16,000
   Notes payable stockholders,current                                                             -                   -
   Deferred Income                                                                                -                   -
   Other current liabilities                                                                      -                   -
                                                                                         ----------          ----------
   Total current liabilities                                                                 16,400              17,820
   Notes payable stockholders, long term                                                          -                   -
   Notes payable others, long term                                                                -                   -
   Other liabilities                                                                          2,369               7,200
                                                                                         ----------          ----------
Total liabilities                                                                            18,769              25,020
                                                                                         ----------          ----------
Stockholders' equity (Deficiency):
     Common stock of $.01 par value,  50,000,000 shares  authorized,  12,124,238 and 12,124,238 issued and 11,997,738 and 11,997,738
     Outstanding at March 31, 2000 and June 30, 1999                                        121,242             119,977
Additional paid-in capital                                                                9,114,116           9,112,069
Development stage accumulated deficit                                                    (9,204,921)         (9,215,339)
Stock subscriptions receivable                                                                    -              (8,074)
                                                                                         ----------          ----------
                                                                                             30,437               8,633
   Less: Deferred offering costs                                                            (13,376)                  -
                                                                                         ----------          ----------
Total Stockholder's Equity (Deficiencies)                                                    17,061               8,633
                                                                                         ----------          ----------
Total liabilities and stockholders' equity (deficiencies)                                $   35,830          $   33,653
                                                                                         ==========          ==========

                   The accompanying notes are an integral part of the consolidated financial statements.



                                    3 of 11

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended March 31, 2000 and 1999,
           and the Cumulative Period from Inception to March 31, 2000
                                   (Unaudited)

                                                                                                                    Inception
                                                Three Months Ended March 31,       Nine Months Ended March 31,  (October 20, 1989)
                                                ----------------------------       ----------------------------         To
                                                   2000              1999            2000              1999       March 31, 2000
                                                   ----              ----            ----              ----       --------------
                                               (Unaudited)       (Unaudited)     (Unaudited)        (Unaudited)   (Unaudited)
Revenues                                      $      4,200       $    5,350      $      4,200       $    6,956   $     575,051
Cost of goods sold                                     398           (1,354)              398           (1,531)        (28,553)
                                              ------------       ----------      ------------       ----------   -------------
Gross profit                                         3,802            3,996             3,802            5,425         546,498
                                              ------------       ----------      ------------       ----------   -------------
Costs and expenses:
   Research and development                              -                -                 -                -      (2,558,041)
   Purchased technology                                  -                -                 -                -        (690,000)
   General and administrative                       (6,693)         (11,260)          (22,000)         (35,284)     (4,312,308)
   Biotech selling expenses                         (1,065)               -            (1,065)               -        (602,181)
                                              ------------       ----------      ------------       ----------   -------------
        Total costs and expenses                    (7,758)         (11,260)          (23,065)         (35,284)     (8,162,530)
                                              ------------       ----------      ------------       ----------   -------------
   (Loss)/Gain from operations                      (3,956)          (7,264)          (19,263)         (29,859)     (7,616,032)
                                              ------------       ----------      ------------       ----------   -------------
   Other Income (Costs):
      Interest, net                                      -           (1,728)                -           (5,182)         66,824
      Lease commitment costs                             -                -                 -                -        (315,000)
      Litigation costs                                   -                -                                  -         (99,242)
      Offering costs                                     -                -                 -                -        (336,446)
      Option compensation                                -                -                 -                -        (219,375)
      Other income (cost)                           10,817                -            30,502                -          17,337
      Realized loss for decline in value
      Gain on equipment sale                             -                -                 -                -          62,616

                                    4 of 11

     Income recognized on indemnified                    -                -                 -                -         242,276
       liabilities

      Income recognized on settlements                   -                -               821              154         372,555
                                              ------------       ----------      ------------       ----------   -------------
Total other income (cost)                           10,817           (1,728)           29,681           (5,528)     (1,708,455)
                                              ------------       ----------      ------------       ----------   -------------
Gain (loss) before provision for
Provision for income taxes                               -                -                 -                -         343,873
                                              ------------       ----------      ------------       ----------   -------------
Gain (loss) before cumulative effect of              6,861           (8,992)           10,418          (35,387)     (9,668,360)
Cumulative effect of change in                            -               -                 -                -         463,440
                                              ------------       ----------      ------------       ----------   -------------
Net gain (loss)                               $      6,861       $   (8,992)     $     10,418       $  (35,387)   $ (9,204,920)
                                              ============       ==========      ============       ==========    ============
Weighted average shares                         13,654,858        9,736,659        13,654,858        9,736,659       6,811,758
Basic and fully diluted loss per share        $      (0.00)      $    (0.00)     $      (0.00)      $    (0.00)   $      (1.35)



               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                    5 of 11

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Nine Months Ended March 31, 2000 and 1999
           and the Cumulative Period from Inception to March 31, 2000
                                   (Unaudited)

                                  ------------

                                                                                        Inception
                                                       Nine Months ended March 31,  (October 20, 1989)
                                                           2000         1999         March 31, 2000
                                                           ----         ----         --------------
Cash flows from operating activities:
Net (loss)/Gain                                          $ 10,418    $   (35,387)    $   (9,204,921)
   Adjustments to reconcile net loss to net cash used
    in development activities:
     Depreciation and amortization                          1,089         14,193            283,383
     Cumulative effect of change in accounting principle        -              -           (463,440)
     Recognized loss on investment                              -              -          1,500,000
     (Gain) Loss on sale of assets                              -            500            (38,703)
     Loss on extinguishment of debt                             -              -             42,000
     Common Stock issued in exchange for
         Purchased technologies                                 -              -            605,000
     Common Stock issued in exchange for
         Services rendered                                      -              -            128,453
     Common stock options issued in exchange
         Of Services rendered                                   -              -             52,300
     Amortization of unearned compensation                      -              -            140,625
     Re-pricing of A Warrants                                   -              -             78,750
   (Increase) Decrease in current assets:

     Accounts Receivable                                        -          6,085                  -
     Inventories                                              354          1,531            (16,012)
     Other receivables                                    (10,503)           745            (10,503)
     Prepaid expenses and other current assets                  -              -                360
     Deferred tax asset                                         -              -            463,440
     Other non-current assets                                   -              -                  -
   Increase (Decrease) in current liabilities:

     Accounts payable                                       3,275          8,255             76,046
     Accrued expenses                                      (4,695)         3,586             18,773
     Other current liabilities                                  -              -                  -
     Other liabilities                                     (4,831)             -              2,369
                                                        ---------    -----------       ------------
Net cash used in operating activities                   $  (4,893)   $      (492)      $ (6,342,080)
                                                        ---------    -----------       ------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                    6 of 11

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended March 31, 2000 and 1999 and
             the Cumulative Period from Inception to March 31, 2000
                                   (Unaudited)

                                                                                        Inception
                                                       Nine Months ended March 31,  (October 20, 1989)
                                                           2000         1999         March 31, 2000
                                                           ----         ----         --------------
Cash flows from investing activities:                   $            $               $
   Purchase of collateralized mortgage obligations
                                                                 -             -         (1,000,000)
   Proceeds from collateralized mortgage                         -             -          1,000,000
   Purchase of fixed assets                                      -             -           (333,187)
   Purchase of intangible assets                                 -             -           (105,205)
   Proceeds from sale of assets                                 (-)           (-)           189,742
                                                        ----------   -----------       ------------
Net cash used in investing activities                           (-)           (-)          (248,650)
                                                        ----------   -----------       ------------
Cash flows from financing activities:
   Advances from and amounts due to
       Stockholders                                              -             -            594,385
   Payments of advances from stockholders                        -             -           (159,975)
   Notes receivable                                              -             -                  -
   Notes payable                                                 -       (12,475)                 -
   Issuance of common stock, net                            11,387             -          2,153,870
   Payment of deferred offering costs                      (13,376)                         (13,376)
   Purchase of treasury stock                                    -             -            (10,000)
   Re-capitalization                                             -             -          4,031,176
                                                        ----------   -----------       ------------
Net cash provided by investing activities                   (1,989)      (12,475)         6,596,080
                                                        ----------   -----------       ------------
Net increase (decrease) in cash                             (6,882)      (10,065)             5,350
Cash at beginning of period                                 12,232        15,278                  -
                                                        ----------   -----------       ------------
Cash at end of period                                   $    5,350   $     5,213       $      5,350
                                                        ==========   ===========       ============

Supplemental disclosure of non-cash transactions:

Cash paid for interest                                           -          -                 7,752

Issuance of common stock for subscription receivable             -          -                50,000

Liabilities repaid through issuance of common stock              -          -               652,731

Non-marketable security acquired through the issuance
   of common stock                                               -          -             1,500,000

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                    7 of 11

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
       AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO MARCH 31, 2000

ITEM 1.    Basis of presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.













                                    8 of 11

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

Three Months Ended March 31, 2000 and 1999

           For the three months ended March 31, 2000, the Company had revenues of $4,200, costs of goods sold of $398, general and administrative expenses of $6,693, selling expenses of $1,065, other income of $10,817, costs on settlements of $0 and no income taxes, resulting in a income of $6,861 as compared to the three months ended March 31, 1999 in which the Company had revenues of $5,350, costs of goods sold of $1,354, general and administrative expenses of $11,260, interest expense of $1,728, and no income taxes resulting in a net loss of $8,992.

Nine Months Ended March 31, 2000 and 1999

         For the nine months ended March 31, 2000, the Company had revenues of $4,200, cost of goods sold of $398, general and administrative expenses of $22,000, selling expenses of $1,065, other income of $30,502, a loss on settlements of $821 and no income taxes resulting in an income of $10,418 as compared to the nine months ended March 31, 1999 in which the Company had revenues of $6,956, cost of goods sold of $1,531, general and administrative expenses of $35,284, interest expense of $5,182, a loss on sale of assets of $500, income recognized on settlements of $154 and no income taxes resulting in a net loss of $35,387.

Inception to March 31, 2000

           From October 20, 1989, the initial date of the Subsidiary's activity, through March 31, 2000, the Company, including the Subsidiary, had revenues of $575,051, cost of goods sold of $28,553, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,312,308, selling expenses of $602,181,other costs in the aggregate of $1,708,455, income taxes of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby yielding an accumulated net loss of $9,204,920.

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

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None (See Item 5)

Item 5.       Other Information

              On January 18, 2000 Biorelease Corp filed the Form S-4 registration statement required as a part of the proposed merger with POLAR MOLECULAR CORPORATION, a Utah corporation ("PMC"). This S-4 registration statement is pending review by the Securities and Exchange Commission. Because of the respective fiscal year ends for Polar and Biorelease Corp., it appears certain that audits will have to be performed for both corporations before the S-4 can be declared effective. Accordingly, the record date for the Company's stockholders to be eligible to approve or disapprove the PMC transaction has been postponed until at least August, 2000 by the Company's Board of Directors (See Item 6).

              On February 7, 2000 the Company's subsidiary, Biorelease Technologies, Inc. (BTI), filed a registration statement on Form S-1 to register 4,582,122 shares of BTI common stock currently held by the Company. These shares represent ninety and eight tenths percent (90.8%) of BTI's issued and outstanding common stock. The registration statement was filed as part of the merger agreement between the Company and Polar Molecular Corporation wherein these BTI shares will be distributed to Biorelease Corp shareholders of record and certain creditors, officers and directors. The postponed record date will also apply to eligibility to receive this BTI stock distribution.

Item 6.       Exhibits and Reports on form 8-K.

              On March 14, 2000 the Company filed on Form 8-K notice changing the proposed record date for the PMC transaction from March 15, 2000 to April 30, 2000 pending the review and acceptance of the re-filed registration statement on Form S-4 for the merger between Biorelease Corp and Polar Molecular Corporation. The Company's board of directors now believes this record date will be reestablished for sometime in August 2000, following the completion of audits for the respective corporations.



                                    10 of 11

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BIORELEASE CORP.




May 9, 2000                By:  /s/ R. Bruce Reeves                  .
                                --------------------------------------
                                    R. Bruce Reeves, President and

                                    Principal Financial Officer


















                                    11 of 11