Form 10KSB
period 2000-06-30
BIORELEASE CORP
filed 2000-10-17
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended June 30, 2000          Commission File No. 33-43976
                                                                     --------

              Delaware                                   88-0218411
--------------------------------------      ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or organization)

                                BIORELEASE CORP.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

                   340 Granite Street, Suite 200, Manchester,
                         NH 03102 (Address of principal
                          executive offices) (Zip Code)

Registrant's telephone number, including area code:        (603) 641-8443
                                                           ---------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                                   -----
Securities registered pursuant to Section 12(g) of the Act:Common Stock, Class A
                                                          ----------------------
                         Common Stock Purchase Warrants

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has (2) been subject to such filing requirements for the past 90 days.

                             Yes       X             No
                                     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( X )

                             Yes       X             No
                                     ------

The aggregate market value of the voting common stock held by non-affiliates (1) of the registrant, based on the average of high bid ($0.10) and low bid ($ 0.10) prices of the Company's Common Stock as of September 26, 2000, is approximately $899,225. This is based upon an average of $0.10 multiplied by the number of shares of registrant's Common Stock held by non-affiliates (8,992,254 shares).

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of September 26, 2000 is 12,124,238.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the 3 months preceding the filing of this Form 10-KSB were officers, directors and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                  See Item 13.

Transitional Small Business Disclosure Format (check one):    Yes       No    X
                                                                  ----       ---

                                 BIORELEASE CORP

                                   Form 10-KSB

                         Fiscal Year Ended June 30, 2000

                                Table of Contents

         PART I

       Item 1. Business: ..................................................    3
              General .....................................................    3
              The Subsidiary (Biorelease Technologies, Inc.) ..............    4
              Description of the Subsidiary's Technologies ................    4
              ErythrogenTM Cell Culture Product and Business Opportunity ..    4
              ErythrogenTM Manufacturing, Sales and Marketing .............    5
              Competition .................................................    5
              Research and Development Policy .............................    5
              Patents and Proprietary Technology ..........................    5
              Employees & Outside Consultants .............................    5
      Item 2. Properties: .................................................    5
      Item 3. Legal Proceedings ...........................................    6
      Item 4. Submission of Matters to a Vote of Security Holders .........    6
PART II

      Item 5. Market for Company's Common Equity and Related Stockholde
                 Matters ..................................................    6
      Item 6. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations: .....................    7
               Results of Operations ......................................    7
               General ....................................................    7
               Year Ended June 30, 2000 compared to the Years Ended
                 June 30, 1999 ............................................    7
               Liquidity and Capital Resources ............................    7
               Dividend Policy ............................................    8
               Effect of Inflation ........................................    8
               Litigation and Related Matters .............................    8
       Item 7. Financial Statements .......................................    8
       Item 8. Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures .....................    9
       PART III

       Item 9. Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a) of
                 the Exchange Act .........................................   10
              Compliance with Section 16(a) of The Securities Exchange
                 Act of 1934 ..............................................   11
       Item 10. Executive Compensation ....................................   11
       Item 11. Security Ownership of Certain Beneficial Owners
                  and Management ..........................................   13
       Item 12. Certain Relationships and Related Transactions ............   14
              The Reorganization ..........................................   14
              The Company .................................................   15
              The Subsidiary ..............................................   17
              The Selling Securityholders' Offering .......................   18
              The Exchange Offering .......................................   18
              Terminated Public Offering ..................................   18
       Item 13. Exhibits and Reports on form 8-K ..........................   18
              Reports on form 8-K .........................................   18
              Exhibits ....................................................   19
              Exhibits incorporated by reference ..........................   19
       SIGNATURES .........................................................   20
       SUPPLEMENTAL INFORMATION AND EXHIBITS ..............................   21

PART I

Item 1.       Business

General

         The Company, Biorelease Corp. ("BIO") including its biotechnology subsidiary, Biorelease Technologies, Inc. (the "Subsidiary") is a development stage company. The Subsidiary holds technology in the field of blood substitutes and sustained release drug delivery technology based on chondroitin sulfate. Dr.
R. Bruce Reeves served as an officer and director of the Company from inception in 1989 to October 4, 1996 after which he served as a consultant through a family affiliate. Dr. Reeves was re-appointed on February 11, 1998 as President to effectuate merger activity for the Company (See Item 5 -Stockholders Matters). R T Robertson Consultants, Inc., a corporation wholly-owned by members of Dr. Reeves' family, entered into a consulting agreement with the Company's subsidiary to oversee the business activities of the Company's subsidiary from April 1, 1996 through February 11, 1998.

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

         On August 2, 1999 the Company announced the signing of a merger agreement pursuant to which Biorelease agreed to merge with POLAR MOLECULAR CORPORATION, a Utah corporation ("PMC"). On January 18, 2000 a Form S-4 was filed with the Securities and Exchange Commission. The Sec has issued a comment letter on that filing. The Company has deferred its response to these SEC comments in order to complete year end 2000 financials for the Company and PMC. On June 30, 2000 the Company and PMC amended and restated the agreement and plan of reorganization to include updated audited financial statements of both companies and to state that PMC shall have a net worth of at least $2,300,000. The extension provided that PMC would make specific payments to the Company on specific dates and that PMC would provide PMC's audited financials for inclusion into the revised Form S-4 by August 31, 2000. PMC failed to make the payments called for and has not released its audited financials to the Company. Accordingly, the Company has provided notice of its intent to terminate the merger agreement effective October 13, 2000. The Company is, however, in discussions with PMC to reinstate the merger on substantially similar terms.

The Subsidiary (Biorelease Technologies, Inc.)

         Since acquisition by the Company in 1992, the Subsidiary has focused on development and promotion of its proprietary hemoglobin based cell-culture additive, ErythrogenTM, along with developing applications of its sustained release drug technology. During fiscal year 1993, the Subsidiary began to generate minimal revenues ($7,942) from the first sales of ErythrogenTM in non-FDA regulated applications. ErythrogenTM sales were $4,200 and $11,630 during the years ended June 30, 2000 and 1999, respectively and $177,264 from inception to June 30, 2000. The Subsidiary received $0 in fiscal 2000 and 1999 for licensing revenues inclusive of patent cost reimbursement from Baxter Healthcare (see Next Paragraph) related to their use of chondroitin sulfate drug delivery for blood substitutes. At this time, the Subsidiary has no products approved by the FDA or in clinical trials and does not intend to conduct clinical trials or to develop a pharmaceutical marketing unit.

         The Subsidiary had invested substantially all of its development resources into two core proprietary technologies: hemoglobin stabilization and sustained drug release technology based on chondroitin sulfate. The Subsidiary's cell culture additive, ErythrogenTM, uses hemoglobin stabilizing technology to produce a proprietary cell culture additive. The Subsidiary has discontinued direct promotion of ErythrogenTM to the research and laboratory markets because of the high cost of promotion. Instead, the Subsidiary is focusing on industrial applications. From August, 1994 to December, 1995 the Subsidiary received financial support to demonstrate the benefit of its chondroitin sustained release technology as applied to a blood substitute product under development by Baxter Healthcare (Baxter). The Company was given notice that these exclusive licensing rights held by Baxter Healthcare would not be renewed after December 31, 1997, instead converting into a non-exclusive license resulting in cessation of future payments. Through June 30, 2000, the Company received $355,620 of revenues under the Baxter agreement.

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

Description of the Subsidiary's Technologies

              CHONDROITIN SULFATE SUSTAINED DRUG RELEASE TECHNOLOGY

         While the subsidiary was pursuing its own blood substitute product, it acquired a sustained release drug delivery technology based on chondroitin sulfate, a naturally occurring compound found in the cartilage tissue of all cartilage containing animals (including humans). This technology, patented in the U.S. and abroad, has been applied by the subsidiary to a number of drugs and biological compounds with the effect of extending the drug's in vivo dwell time. This technology has received development support from Baxter Healthcare and resulted in an initial licensing agreement in April 1996 with Baxter for
Baxter's blood substitute application, such recently revised to become non-exclusive. Chondroitin sulfate enjoys key advantages that differentiate it within the drug delivery marketplace. Unlike a number of competitive drug delivery technologies, chondroitin sulfate is naturally occurring in the body, is highly biocompatible and is readily available from a number of natural sources. The subsidiary has complexed chondroitin sulfate, derived from bovine sources, to various drugs and proteins. Commercial applications could enable the Subsidiary to participate, with corporate partners, in a new generation of sustained-release drug delivery applications for the pharmaceutical industry with emphasis on large dose and chronically used drugs, actively competing in a drug delivery market that is currently estimated at tens of billions of dollars. Because of the limited working capital position of the Company, the Subsidiary will seek either a buyer for this technology or find a partner willing to provide the resources to develop this technology further. During fiscal year ending June 30, 1999 the Subsidiary allowed its remaining patents to expire.

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

Research and Development Policy

         The Subsidiary is no longer actively pursuing research on its technologies. Research at University of New Hampshire was the only work undertaken during the past two fiscal years (2000 and 1999). From October 1989 to June 30, 2000, the Subsidiary spent $2,558,041 on research and development (not including $690,000 to purchase these two technologies).

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

         Until June 1995, the Subsidiary had been utilizing its own in-house laboratory at its former facilities. However, as a part of the Subsidiary's 1995 reorganization and downsizing, this laboratory facility was closed and laboratory employees terminated. See "Item 2. Properties". All work in development of application data for ErythrogenTM was conducted under the UNH Cooperative Agreement.

Patents and Proprietary Technology

         The Company's working capital deficiency has impacted the Company's ability to pursue and maintain its patents. During fiscal year ending June 30, 1999, the Subsidiary elected to allow its remaining patents to lapse.

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

Item 3.       Legal Proceedings

         On May 17, 1994, Mr. Lofink, a shareholder and former employee of the Subsidiary, filed a law suit in Superior Court in California to recover certain, then remaining, sums due (approximately $40,000), relating to his former employment. In April, 1995 the Company entered into a court approved settlement with Mr. Lofink in the amount of $43,475 calling for payment of $5,000 upon signing and $1,000 monthly until December, 1996 when any remaining balance was to become due. This agreement was further amended in fiscal 1996 to provide for an extension in the due date to December 1997 by the Subsidiary continuing to pay $1,000 monthly through this extended period. In February 1998 the Company paid $8,000 and agreed to issue 20,000 of its shares in final settlement of this obligation. The Company had $1,000 accrued on its financial statements to reflect this stock issuance. At June 30, 2000 the 20,000 shares were included as authorized and outstanding and in transit (see Item 7 - Notes to Financial Statements). Except as set forth herein, the Company is not presently a party to any material litigation.

Item 4.       Submission of Matters to a Vote of Security Holders

          During the past five fiscal years no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise. The transaction with Polar Molecular Corporation, as described earlier (see Item 1Business), will be voted on by the Company's stockholders following the filing by PMC and effectiveness of a Form S-4.

PART II

Item 5.      Market for Company's Common Equity and Related Stockholder Matters.

         (a) Market Information -- The principal U.S. market in which the Company's common shares are traded (all of which are of one class, $.01 par value Common Stock) is the Over-the-Counter market. In August 1986, the Company completed its initial public offering. In April 1991, the Company issued 450,000 Class A common stock purchase warrants, 400,000 of which have been exercised. The Class A common stock purchase warrants was exercisable at $1.375 per Share and expired July 5, 1995. The Common Stock was listed for trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "BREL" until April 27, 1994 (excluding from February 28, 1994 through March 17, 1994), at which time it was delisted. The Company's common Stock is now traded in the Over-the-Counter market and is listed on the OTC Bulletin Board. In July 1997 NASDAQ assigned the Company a new symbol "BRLZ". On September 18, 2000, the average between the high and low reported bid price of the Common Stock on the OTC Bulletin Board was $0.10 per Share. The following table sets forth the range of quoted high and low bid prices of the Company's Common Stock on a quarterly basis for the fiscal years ended June 30, 2000 and 1999 as published on commercial web sites. These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


                                  Bid Price                                           Bid Price
Fiscal 2000                    Low      High        Fiscal 1999                      Low     High
-----------                  ------  ------         -----------                    -----   ------
First Quarter,                                      First Quarter
Ended September 30, 1999    $ .05    $ .11          Ended September 30, 1998       $ .01   $ .0125
Second Quarter,                                     Second Quarter
Ended December 31, 1999     $ .11    $ .11          Ended December 31, 1998        $ .01   $ .01
Third Quarter                                       Third Quarter
Ended March 31, 2000        $ .20    $ .39          Ended March 31, 1999           $ .005  $ .01
Fourth Quarter                                      Fourth Quarter
Ended June 30, 2000         $ .08    $ .10          Ended June 30, 1999            $ .01   $ .015


         (b) Holders -- The number of record holders of the Company's Common Stock as of June 30, 2000 was 1,687 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). Effective June 30, 1999 1,447,200 shares were issued upon exercise of a like number of options, 263,879 shares were issued in trust for the benefit of the minority-interest holders and 550,000 shares previously held in treasury were issued. The aggregate number of shares of Common Stock outstanding was 12,124,238 shares of common stock as of June 30, 2000.

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

         Sales from ErythrogenTM for the year ended June 30, 2000 and 1999, were $4,200 and $11,630, respectively. During year end June 30, 1995 the Subsidiary ceased promoting direct sales to research and laboratory markets because of the extremely high promotion costs necessary to access these markets. Instead, the Subsidiary has focused on supplying a single industrial client, which incorporates ErythrogenTM in a proprietary media sold to biotechnology companies.

         In 1995, the Subsidiary obtained its first significant sponsored research revenues. This revenue amounted to $0 in 2000 and 1999. Chondroitin sulfate sales were $0 in 2000 and 1999. Total revenues were $4,200 in 2000 compared to $11,630 for the year ended June 30, 1999. Because of the closing of the Subsidiary's laboratory facilities, it is unlikely sponsored research will continue until the Subsidiary re-establishes new laboratory facilities, if ever. Following its restructuring and consolidation, the Subsidiary has and will continue to focus on industrial ErythrogenTM sales and continue to pursue licensing and/or sale of its chondroitin sulfate therapeutic sustained release drug technology. The Company expects to spin-off or otherwise dispose of the respective technologies as part of the proposed Polar Molecular transaction if and when such is concluded and seek acquisition or strategic alliance with another company.

Year Ended June 30, 2000 compared to the Year Ended June 30, 1999

         For the year ended June 30, 2000 the Company, including the Subsidiary had revenues of $4,200, cost of revenues of $398, general and administrative expenses of 43,527, other income of $44,447 from PMC to offset administrative costs, a cost of $640 recognized on indemnified liabilities and a loss on recognized settlements of $821 as compared to the year ended June 30, 1999 in which the Company, including the Subsidiary, had revenues of $11,630, cost of revenues of $2,818, research and development costs of $0, purchased technology costs of $0, general and administrative costs of $22,794, interest expense of $5,183, other income of $9,869, a loss on the sale of assets of $1, income recognized on indemnified liabilities of $242,276, Income recognized on settlements of $79,770 and no income taxes. This resulted in a net income of $3,261 for the year ended June 30, 2000 as compared with the year ended June 30, 1999 in which the Company, including the Subsidiary had a net income of $312,749. The income for year ended June 30, 2000 was from minimal Erythrogen(TM) revenues and other income from PMC to reimburse the Company for general and administrative expenses. The income for year ended June 30, 1999 was primarily as a result of income recognized on indemnified liabilities ($242,276) and income recognized on settlements ($79,770).

         Other non-operational income in fiscal year ended June 30, 2000 in the aggregate of $44,447 resulted from reimbursements of administrative costs by POLAR MOLECULAR CORPORATION under the PMC merger agreement.

Liquidity and Capital Resources

         From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common Stock and Stock in the Subsidiary. Since the Reorganization, the primary source of capital has been the Company's funds.

         At June 30, 2000, the Company had working capital of $9,169 as compared with the Company's working capital of $10,778 at June 30, 1999. The change in the Company's working capital between June 30, 2000 and June 30, 1999 is primarily attributable to net revenues from Erythrogen(TM) sales plus reimbursements from PMC.

-------------------
1 The primary focus of the following discussion is on the business of Biorelease Technologies, Inc. (the "Subsidiary"), as the Company, prior to its acquisition of the Subsidiary, had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the acquisition of the Subsidiary by the Company.

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

         The drastic restructuring of its operations during the past five years has allowed the Company to operate at significantly lower expense levels than those of the previous years. Revenues from ErythrogenTM sales have exceeded direct costs for the last five fiscal years, but they are not sufficient, to carry all other expenses not relating to ErythrogenTM.

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


                              INDEX                                  Page Number
INDEPENDENT AUDITORS' REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets

June 30, 2000 and 1999                                                    F-2

Consolidated statements of Operations
Two years ended June 30, 2000 and for the cumulative
period from Inception to June 30, 2000                                    F-3



Consolidated Statements of Stockholders' Equity (Deficit) for the two years ended June 30, 2000

And the cumulative period from inception to June 30, 2000                 F-4

Consolidated Statements of Cash Flows

Two years ended June 30, 2000 and for the
cumulative period from inception to June 30, 2000                         F-5

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

                                  June 30, 2000

                        With Independent Auditors' Report

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Biorelease Corp.

We have audited the accompanying consolidated balance sheets of Biorelease Corp. and Subsidiary (a development stage enterprise) as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Biorelease Corp. and Subsidiary as of June 30, 2000a and 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

The consolidated financial statements of Biorelease Corp. and Subsidiary, for the period from inception to June 30, 2000 have been audited by us and other auditors. Those reports expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.



----------------------------------
/s/ Ferarri & Associates, P. C.
Manchester, New Hampshire
October 13, 2000

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                             June 30, 2000 and 1999

                                     ASSETS

                                                2000             1999
                                             -----------      -----------
Current assets
   Cash                                     $        502     $     12,232
   Due from merger candidate                      29,447                -
   Inventory                                      16,012           16,366
                                             -----------      -----------
           Total current assets                   45,961           28,598
                                             -----------      -----------
Equipment, net                                     1,734            5,055
                                             ===========      ===========





















           Total assets                      $    47,695     $     33,653
                                              ==========      ===========




--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                 2000             1999
                                              -----------      ----------
Current liabilities

   Accounts payable                          $     14,792     $     1,820
   Accrued expenses                                17,000          16,000
   Other current liabilities                        5,000               -
                                              -----------      ----------
           Total current liabilities               36,792          17,820
                                              -----------      ----------


Other liabilities - related party                   1,000           7,200
                                              -----------      ----------
           Total liabilities                       37,792          25,020
                                              -----------      ----------

Commitments and contingencies (Note 5)

Stockholders' equity

   Common stock of $.01 par value;
       50,000,000 shares Authorized,
       12,124,238 and 11,997,738 shares
       issued and 12,124,238 and 11,997,738
       shares outstanding as of
       June 30, 2000 and 1999, respectively       121,242          119,977
   Additional paid-in capital                   9,114,115        9,112,069
   Development stage accumulated deficit       (9,212,078)      (9,215,339)
   Stock subscriptions receivable on
       exercise of stock options                       (-)          (8,074)
                                              -----------      -----------
                                                   23,279            8,633
   Deferred offering costs                        (13,376)               -
                                              -----------      -----------
           Total stockholders' equity               9,903            8,633
                                              -----------      -----------
           Total liabilities and
              stockholders' equity            $    47,695     $     33,653
                                              ===========      ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

                     Years Ended June 30, 2000 and 1999 and

              the Cumulative Period from Inception to June 30, 2000


                                                                                                       Period From
                                                                         For the Year Ended June 30,  Inception to
                                                                             2000           1999      June 30, 2000
                                                                         -----------    -----------    -----------
Revenues
   Sales .............................................................   $     4,200    $    11,630    $   177,264
   Sponsored research ................................................          --             --          355,620
   Grant revenues ....................................................          --             --           33,117
   Other income ......................................................          --             --            8,500
                                                                         -----------    -----------    -----------
        Total revenues ...............................................         4,200         11,630        574,501

Cost of revenues .....................................................           398          2,818         28,553
        Gross profit .................................................         3,802          8,812        545,948
                                                                         -----------    -----------    -----------
Costs and expenses
   Research and development ..........................................          --             --        2,558,041
   Purchased technology ..............................................          --             --          690,000
   General and administrative ........................................        43,527         22,794      4,333,835
   Cell culture operations ...........................................          --             --          601,116
                                                                         -----------    -----------    -----------
        Total costs and expenses .....................................        43,527        (22,794)     8,182,992
                                                                         -----------    -----------    -----------
        Loss from operations .........................................       (39,725)       (13,982)    (7,637,044)
                                                                         -----------    -----------    -----------
Other income (expense)
   Interest, net .....................................................          --           (5,183)        66,824
   Litigation costs ..................................................          --             --          (99,242)
   Offering costs ....................................................          --             --         (336,446)
   Option compensation ...............................................          --             --         (219,375)
   Other income (expense) ............................................        44,447          9,869         31,832
   Accelerated lease commitment cost .................................          --             --         (315,000)
   Recognized loss for decline in value of investment ................          --             --       (1,500,000)
   Gain (loss) on sale of equipment ..................................          --               (1)        62,615
   Income (loss) recognized on indemnified liabilities ...............          (640)       242,276        241,636
   Income (loss) recognized on settlements ...........................          (821)        79,770        372,555
                                                                         -----------    -----------    -----------
        Other expense, net ...........................................        42,986        326,731     (1,694,601)
                                                                         -----------    -----------    -----------
        Income (loss) before provision for income taxes
            and cumulative effect of change in
            accounting principle .....................................         3,261        312,749     (9,331,645)

Provision for income taxes ...........................................          --             --          343,873
                                                                         -----------    -----------    -----------
        Income (loss) before cumulative effect of
           change in accounting principle ............................         3,261        312,749     (9,675,518)

Cumulative effect of change in accounting principle ..................          --             --          463,440
                                                                         -----------    -----------    -----------
Net Income (loss) ....................................................   $     3,261    $   312,749    $(9,212,078)
                                                                         ===========    ===========    ===========
Weighted average shares ..............................................     12,103,15      9,925,082      6,931,467
                                                                         ===========    ===========    ===========

Basic and diluted profit (loss) per share ............................   $      0.00    $      0.03    $     (1.33)


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




                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

            Consolidated Statements of Stockholders' Equity (Deficit)

                       Years Ended June 30, 2000 and 1999



                                            Common Stock
                                      ----------------------             Development                                        Stock-
                                        Number               Additional     Stage       Stock                  Deferred    holders'
                                          of       Capital    Paid-in    Accumulated Subscription  Treasury    Offering    Equity
                                  Issued Shares   Amount    Capital      Deficit      Receivable    Stock       Costs     (Deficit)
                                    ----------  ---------- ----------  -----------   ----------  ----------  ----------  ----------
Balance, June 30, 1998              10,286,659     102,867  9,140,088   (9,528,088)     (50,000)     (5,500)       --      (340,633)
   Issuance of treasury
     stock for:
       Settlement of liabilities .        --          --       (5,500)        --            --        5,500                     --
   Cancellation of stock
      subscription ...............                            (50,000)                   50,000                                 --
   Issuance of common stock to
      minority interest holders...     263,879       2,638     (2,638)        --            --          --                      --
   Issuance of common stock upon
      exercise of stock options...     397,611       3,976      4,098         --         (8,074)        --
   Issuance of common stock upon
      exercise of options in
      settlement of liabilities...   1,049,589      10,496     26,021         --            --          --                   36,517
   Net income ....................         --          --         --       312,749          --          --          --      312,749
                                    ----------  ---------- ----------   ----------   ----------  ----------  ----------  ----------
Balance, June 30, 1999 ...........  11,997,738     119,977  9,112,069   (9,215,339)      (8,074)        --          --        8,633
Issuance of common stock on
   exchange options ..............     126,500       1,265      2,046                     8,074                              11,385
Deferred offering costs ..........                                                                              (13,376)    (13,376)
Net income .......................         --           --         --        3,261          --          --          --        3,261
                                    ----------  ---------- ----------  -----------   ----------  ----------  ----------  ----------
Balance, June 30, 2000 ...........  12,124,238  $  121,242 $9,114,115  $(9,212,078)  $      --          --   $  (13,376)  $   9,903
                                    ==========  ========== ==========  ===========   ==========  ==========  ==========  ==========



--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.



                BIORELEASE CORP. AND SUBSIDIARY D/B/A BIORELEASE
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                       Years Ended June 30, 2000 and 1999

              the Cumulative Period From Inception to June 30, 2000


                                                                                                           Period From
                                                                            For the Year Ended June 30,   Inception to
                                                                               2000           1999       June 30, 2000
                                                                           -----------    -----------    -----------
Cash flows from operating activities
   Net loss ............................................................   $     3,261    $   312,749    $(9,212,078)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities
           Depreciation and amortization ...............................         3,321         26,364        285,615
           Cumulative effect of change in accounting principle .........          --             --         (463,440)
           Recognized loss on investment ...............................          --             --        1,500,000
           Gain (loss) on sale of assets ...............................          --                1        (38,703)
           Loss on extinguishment of debt ..............................          --             --           42,000
           Common stock issued in exchange for
                Purchased technology ...................................          --             --          605,000
                Services rendered ......................................          --             --          128,453
           Common stock options issued in exchange for services rendered          --             --           52,300
           Amortization of unearned compensation .......................          --             --          140,625
           Repricing of A warrants .....................................          --             --           78,750
           (Increase) decrease in

                Accounts receivable ....................................          --            8,455           --
                Inventory ..............................................           354          2,068        (16,012)
                Prepaid expenses and other current assets ..............          --             --              360
                Other receivables ......................................       (29,447)           745        (29,447)
                Other assets ...........................................          --              300           --
                Deferred tax assets ....................................          --             --          463,440
           Increase (decrease) in

                Accounts payable .......................................        12,972       (111,695)        85,743
                Accrued expenses .......................................         1,000        (77,954)        24,468
                Other current liabilities ..............................         5,000         (1,549)         5,000
                Deferred income ........................................          --             --             --
                Other liabilities ......................................        (6,200)       (80,534)         1,000
                                                                           -----------    -----------    -----------
                   Net cash provided (used) by operating activities ...         (9,739)        78,950     (6,346,926)
                                                                           -----------    -----------    -----------
Cash flows from investing activities
   Purchase of collateralized mortgage obligation ......................          --             --       (1,000,000)
   Proceeds from collateralized mortgage obligation ....................          --             --        1,000,000
   Purchase of fixed assets ............................................          --             --         (333,187)
   Purchase of intangible assets .......................................          --             --         (105,205)
   Proceeds from sale of assets ........................................          --             --          189,742
                                                                           -----------    -----------    -----------
                      Net cash used by investing activities                       --             --         (248,650)
                                                                           -----------    -----------    -----------
Cash flows from financing activities
   Advance from and amounts due to stockholders ........................          --             --          594,385
   Repayment of advances ...............................................          --             --         (159,975)
   Notes payable .......................................................          --         (104,555)          --
   Issuance of common stock ............................................        11,385         36,517      2,153,868
   Deferred offering costs .............................................       (13,376)          --          (13,376)
   Treasury stock acquisition ..........................................          --             --          (10,000)
   Re-capitalization ...................................................          --             --        4,031,176
                                                                           -----------    -----------    -----------
                    Net cash provided (used) by financing activities            (1,991)       (68,038)     6,596,078
                                                                           -----------    -----------    -----------
                    Net increase (decrease) in cash ....................       (11,730)        10,912            502

Cash, beginning of year ................................................        12,232          1,320           --
                                                                           -----------    -----------    -----------
Cash, end of year ......................................................   $       502    $    12,232    $       502
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

                             June 30, 2000 and 1999



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

       On July 26, 1999 the Company signed a definitive agreement under which Biorelease will merge with Polar Molecular Corporation, a Utah corporation ("PMC"). This agreement was amended and restated on December 20, 1999 and further amended as of June 30, 2000 to extend to a date not later than March 31, 2001. (See Note 3) The agreement contains certain performance criteria which PMC has not adhered to. As of October 13, 2000 the Company has provided notice of its intent to terminate the merger agreement. The Company is, however, in discussions with PMC to reinstate the merger on substantially similar terms.

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

1. Summary of Significant Accounting Policies (Concluded)

       As of June 30, the net income (loss) per share was calculated as follows:

                                                              Period from
                                                             inception to
                                      2000          1999    June 30, 2000
                                 -----------   -----------   ------------
Net income(loss)..............   $     3,261   $   317,749   $(9,212,078)
Shares .......................    12,103,155     9,925,082     6,931,467
                                 -----------   -----------   -----------
Per share amount..............   $      0.00   $      0.03   $     (1.33)
                                 ===========   ===========   ===========

2. Equipment

       Equipment consisted of the following as of June 30:

                                             2000           1999
                                            -------       -------
Equipment ...............................   $80,201       $80,701
Less accumulated depreciation ...........    78,467        75,146
                                            =======       =======
                                            $ 1,734       $ 5,055

       Depreciation expense for the years ended June 30, 2000 and 1999 was $3,321 and $5,915, respectively.

3.       Commitments and Contingencies

       On July 26, 1999 the Company signed a definitive agreement under which Biorelease will merge with Polar Molecular Corporation, a Utah corporation ("PMC"). The proposed merger will be accounted for as a reverse merger, using the purchase method of accounting. As a result of the proposed merger, if completed, the name of Biorelease will be changed to "Polar Molecular Corporation" and the current management team of Biorelease will resign and be replaced by PMC's management team. The merger agreement provides, among other things, that Biorelease is to reverse split its outstanding common shares on a one-for-25 basis and is to spin-off or otherwise dispose of its wholly-owned subsidiary (and only operating company) Biorelease Technologies, Inc. To acquire PMC, Biorelease has agreed to issue to the PMC shareholders 13,620,000 post-reverse split shares. After the reverse stock split and upon the issuance of common shares to the shareholders of PMC, Biorelease will have approximately 14,880,000 shares of common stock issued and outstanding, of which approximately 91.5% will be owned by the current shareholders of PMC and approximately 8.5% will be owned by the then current shareholders of Biorelease. The completion of the proposed transaction is subject to, among other things, PMC filing a Form S-4 registration statement with the Securities and Exchange Commission, approval by the shareholders of both companies, the completion of a private offering pursuant to which PMC is to raise at least $2,000,000 before closing, and other matters. The registration statement was originally filed on January 18, 2000. Since then the Securities and Exchange Commission has requested certain clarifications and the inclusion of current annual audited financial statements of both Biorelease and Polar for the filing to become effective. The registration will be re-filed with the inclusion of this financial statement and the audited financial statements of Polar Molecular Corporation when completed.

       Since July 1, 1997, the Company has had no leased premises. Office rental space has been provided by a related party without charge (see Note 10).

       During 1994, a note holder had brought suit against the Company for repayment of $40,000 of principal and costs of collection. Under the terms of the note, at the Company's option, the note could be satisfied by the note holder receiving Company stock of equivalent value. The note holder is a stockholder of the Company. A court-approved settlement was reached during 1995 in the amount of $43,475. The Company agreed to pay a monthly amount of $1,000 through December 1996 where upon the remaining balance is due. Interest on late payments is accrued at the rate of 10%. In February 1998, the Company paid $8,000 and agreed to issue 20,000 shares of the Company's common stock in final settlement of this obligation. The Company has accrued $1,000 for the remaining obligation under this settlement, which is accounted for as common stock in transit at June 30, 2000.

       The Company does not carry product liability insurance.

4.       Income Taxes

       The Company has not filed federal or state tax returns for the years ended December 31, 1993, 1994, 1995, 1996, 1997 and 1998 and 1999. There
       will be no federal tax liability for the years then ended. $4,700 of state business tax liabilities recorded as of June 30, 1998 were indemnified as part of the related party agreement entered into as of June 30, 1999. (See Note 10)

       For income tax filing purposes, the Company's subsidiary recognizes revenue and expenses on a cash basis and the Company and its Subsidiary have a tax year-end of December 31.

       The net current and long-term deferred taxes consisted of the following components as of June 30:


                                                             2000 Tax Effect
                               ----------------------------------------------------------------------
                                                        Asset                      Liability
                                              --------------------------     ------------------------
        Item                        Total        Current      Long-Term        Current    Long-Term
        -----                  -----------    -----------    -----------     ----------    ----------
Accrual to cash adjustment .   $    (2,321)   $    (4,417)   $      --      $     2,096    $       --
Net operating loss deduction     1,113,171           --        1,113,171           --              --
                               -----------    -----------    -----------     ----------    ----------
                                 1,110,850         (4,417)     1,113,171          2,096            --
Valuation allowance ........    (1,110,850)         4,417     (1,113,171)        (2,096)           --
                               -----------    -----------    -----------     ----------    ----------
                               $       --     $      --      $      --       $      --     $       --
                               ===========    ===========    ===========     ==========    ==========



                                                             1999 Tax Effect
                               ----------------------------------------------------------------------
                                                        Asset                      Liability
                                              --------------------------     ------------------------
        Item                        Total        Current      Long-Term        Current    Long-Term
        -----                  -----------    -----------    -----------     ----------    ----------
Accrual to cash adjustment .   $   (27,179)   $     1,268    $      --      $   (28,447)   $       --
Net operating loss deduction     1,113,621           --        1,113,621           --              --
                               -----------    -----------    -----------     ----------    ----------
                                 1,086,442          1,268      1,113,621        (28,447)           --
    Valuation allowance ....    (1,086,442)        (1,268)    (1,113,621)       (28,447)           --
                               -----------    -----------    -----------     ----------    ----------
                               $       --     $        --    $       --      $      --     $       --




                                      Valuation
                                      Allowance

Balance June 30, 1998 ..........    $ 1,123,700
    Net decrease ...............       (32,258)
                                    ----------
Balance June, 30, 1999 .........     1,086,442
     Net increase ..............        24,408
                                    ----------
Balance June 30, 2000  .........    $1,110,850
                                    ==========

       A valuation allowance equivalent to 100% of the deferred tax asset has been established since it is more probable than not that the Company will not be able to recognize a tax benefit for the asset.

6. Equity

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

       A summary of the Company's stock option plans as of June 30, 2000 and 1999 and changes during the year are presented below:



                                                                             Options Granted to
                                              Director Plan                  Service Providers
                                          --------------------             ----------------------
                                                       Weighted                          Weighted
                                          Number       Average               Number        Average
                                             of        Exercise                of         Exercise
                                          Options      Price                Options        Price
                                          -------      -------             ---------      -------
Options outstanding, June 30, 1998 ..     157,500        2.75              3,244,320        0.69
Options Granted September 30, 1998 ..      40,000        0.03                    --
Options exercised June 30, 1999 .....     (80,000)                        (1,347,200)
Options expired June 30, 1999 .......        --                             (357,500)
                                          -------                          ---------
    Options outstanding June 30, 1999     117,500                          1,539,620
Options Granted September 30, 1999 ..      20,000         .05                    --
                                          -------       ------             ---------
Options outstanding, June 30, 2000 ..     137,500        2.75              1,539,620        0.69
                                          =======       ======             =========       ======
Currently exercisable ...............     137,500                          1,539,620        0.69
                                          =======       ======             =========       ======


       The range of exercise prices is $.03 to $7.50 as of June 30, 2000 and 1999, respectively.

         The weighted average fair value of the options granted during the years ended June 30, 2000 and 1999 is presented below:

                                                         2000          1999
                                                     -----------   -----------
            Director Plan  .........................    $0.05          $.03
            Option Plan ............................ Non Granted   Non Granted
            Options granted to service providers     Non Granted   Non Granted

       The Company applies APB Opinion 25 and related interpretations in accounting for certain options granted. Accordingly, no compensation cost has been recognized for those options. Had compensation cost for the Company plans been determined based on the fair value at the grant dates, consistent with the method of FASB Statement 123, the Company's net income or loss would not have been affected for the years ended June 30, 2000 and 1999, and there would have been no impact on the profit or loss per share for those years.

                Due to the immateriality of the options granted in fiscal years ended June 30, 2000 and 1999, the fair market value of the options was assumed to be the fair market value of the stock at the grant date. In addition, no compensation costs were recorded by the Company as a result of the immateriality of the options granted.

6. Investment

       The Company acquired 150,000 shares of 6% cumulative, convertible preferred stock of Genesis Farms, Inc. (Genesis) on March 31, 1994 in consideration for issuing 1,500,000 shares of the Company's common stock. The preferred stock can be converted into common stock at a ratio of 10 shares of common stock for each share of the preferred. On March 31, 1994, the Company's stock had a fair market value of $1. In accordance with generally accepted accounting principles (the cost method of accounting for non-marketable investments), the Company recorded the investment in Genesis at $1,500,000. Management believes the value of Genesis stock has been permanently impaired and has reduced the carried value of its investment in the Genesis preferred stock to $-0- as of June 30, 999. As mentioned in the next paragraph, as of June 30, 2000, the company no longer owns the stock.

       In fiscal year ended June 30, 2000 a related party litigated the return of 1,400,000 shares of the 1,500,000 shares of the Company's common stock. These shares were awarded to that party in partial consideration of the sale of certain assets and the settlement and indemnity of liabilities of the Company. (See Related Party Transactions. Note 10).

7. Cash Flow Information

                                                                     Period From
                                                    For the Year      Inception
                                                   Ended June 30,         to
                                                  ---------------      June 30,
                                                    2000    1999         2000
                                                  ------   ------     ----------
Cash paid for interest .........................  $  0     $    0     $   7,752

Non-cash investing and financing activities were as follows:

         Liabilities repaid through issuance
             of common stock ...................      0    36,517       652,731
         Issuance of common stock for
             subscription receivable ...........     --        --        50,000
         Non-marketable security acquired
             through the issuance of common
             stock .............................     --        --     1,500,000

8. Related Party Transactions

       On October 4, 1996, R. Bruce Reeves resigned as a member of the Board of Directors, President, and Chief Executive Officer of the Company. Effective April 1, 1996, the Company engaged a consulting firm, controlled by a Reeves' family member, to perform the executive duties of the Company. In fiscal year end June 30, 2000, the Company accrued $11,200 in contractual fees for these services as compared to fiscal year ended June 30, 1999, wherein the Company paid $7,200 for these services. In February 1998, the Company's Board of Directors appointed Mr. Reeves as acting President to manage ongoing business activities of the Company.

       As of June 30, 1998, the Company was indebted $87,734 to this related party. The indebtedness bore no interest and had been deferred for a period of three years. The Company had incurred $16,827 of additional accrued expenses payable to the related party as of June 30, 1998. As of June 30, 1999 the Company and this related party reached agreement under which the related party, on behalf of itself and other creditors of the Company, received 625,000 shares of the Company's stock, the Genesis preferred shares held by the Company, all rights to recover 1,400,000 of the shares previously issued to Genesis Capital in the March 31, 1994 exchange transaction along with an option for one year to acquire up to 60% of the Subsidiary at the then book value in exchange for (i) forgiving $67,918 in debt owed by the Company and the Subsidiary to the related party and other creditors, (ii) indemnification by the related party for an additional $242,276 in liabilities plus (iii) rights to offset exercise price against outstanding indebtedness for certain outstanding options.

11.    Disclosure About Fair Value of Financial Instruments

       The Company's financial instruments consist of cash, short-term trade receivables and payables, and long-term debt. The carrying value of all instruments approximates their fair value.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         The Company's directors appointed Ferrari & Associates, P.C. to perform the audit for the most recently completed fiscal periods ending June 30, 2000 and 1999, terminating the previous auditors, Berry Dunn McNeil & Parker. Except as set forth below, there have been no changes in or disagreements with accountants with respect to accounting and/or financial disclosure. On September 26, 1994, the Company terminated Coopers & Lybrand ("Coopers") as its certified public accountant and retained Smith, Batchelder & Rugg. Until June 30, 1998, Smith Batchelder & Rugg, now affiliated with Berry, Dunn, McNeil and Parker, have expressed their opinion on the Company's Financial Statements.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table delineates certain information concerning the directors and executive officers of the Company:


                                                  Positions with                   Positions with
         Name                       Age           the Company                      the Subsidiary
         ----------------          ----           ----------------------------     -------------------
         Richard Schubert           63            Chairman, Board of Directors      Director

         R. Bruce Reeves            60            President, Principal Financial    President & Director
                                                  Officer (1)

         Kevin T. McGuire           50            Treasurer (2)                     Treasurer (2)

         Richard Whitney            61            Director


(1) Dr. Reeves served as President, CEO and Director until October 4, 1996. He was re-appointed as acting President of the Company on February 11, 1998 until a successor is duly qualified and elected.

(2) Kevin T. McGuire served as the Company's and Subsidiaries full time Treasurer from June 1992 until April 1994. Since April 1994, Mr. McGuire has served without compensation on an as needed and as available basis

         Directors are elected by the stockholders to serve until the next annual meeting of stockholders or until their successors have been elected and have duly qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified. Richard Whitney was appointed a Director of the Company following the Reorganization in accordance with the provisions of an investment agreement between the Subsidiary and The Venture Fund of Washington (see "Item 12. Certain Relationships and Related Transactions-The Subsidiary").

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

         KEVIN T MCGUIRE has been the Company's and Subsidiary's Treasurer since June 1992. Since April 1994 he has served without compensation on a part time basis. The Company contracts for accounting and tax services through an accounting firm owned by the spouse of Mr. McGuire that has assisted the Company to maintain compliance with accounting activities and Securities and Exchange Commission reporting for the Company. Both Mr. McGuire and his spouse, Vivian L. McGuire, are graduates of Bentley College. Mr. McGuire has 28 years of business experience including 16 years with public accounting firms. Mrs. McGuire has owned and operated a small business tax and audit practice since 1988.

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


                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term Compensation

                               Annual Compensation                        Awards            Payouts
       (a)             (b)       (c)         (d)         (e)          (f)      (g)        (h)     (i)
                                                        Other
                                                       Annual     Restricted                   All Other
                                           Bonus       Compen-       Stock                      Compen-
Name and Principal                        Payouts      sation        Award               LTIP   sation
Position              Year      Salary      ($)         ($)          ($)         SAR's    ($)     ($)
------------------    ----      ------    ------        ---        --------     ------   ----   ------
R. Bruce Reeves       2000         -0-       -0-         -0-          -0-         -0-     -0-     -0-
President and         1999         -0-       -0-         -0-          -0-         -0-     -0-     -0-
Former Chief          1998         -0-       -0-         -0-          -0-         -0-     -0-     -0-
Executive Officer     1997(1)   10,000       -0-         (2)          -0-         -0-     -0-     -0-
                      1996      90,000       -0-         (2)          -0-     913,200(1)  -0-     -0-
                      1995     120,000    50,000         (2)          -0-         -0-     -0-     -0-
                      1994     120,000       -0-         (1)          -0-     200,000(3)  -0-     -0-
                      1993     117,000    20,000         (1)          -0-         -0-     -0-     -0-
                      1992      86,000    10,000         -0-          -0-         -0-     -0-     -0-


(1) On April 1, 1996 the direct employment of R. Bruce Reeves, then President/CEO of the Company ceased. All of Reeves' contractual rights were terminated. New contractual agreements were negotiated with R T Robertson Consultants, Inc., a Reeves family affiliate to provide consulting services including the services of Dr. Reeves. In fiscal years ended June 30, 2000 and 1999, respectively R T Robertson Consultants, Inc. charged the Company $11,280 and $8,700 for executive oversight of the Company and its Subsidiary. Between April 1 and June 30, 1996 R. T. Robertson billed the Company $33,300, including expense reimbursements, for executive oversight of the Corporations. Under the terms of the R T Robertson Consultants, Inc. agreement with the Company, Dr. Reeves, an employee of R T Robertson Consultants, Inc. serves as President/CEO of the Company. During this period, RT Robertson was awarded by the Company options for 913,200 shares at exercise prices from $0.02 to $0.045 per share.

(2) Value of benefits and other perquisites are less than 10% of the total annual salary and bonus.

(3) Effective October 4, 1996 these 200,000 options have been forfeited by Dr. Reeves.

                  The following table sets forth information with respect to the Chief Executive Officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

        (a)                (b)        (c)            (d)              (e)
                                  Options/SARs
                         Options/  Granted to
                           SARs   Employees in  Exercise or Base   Expiration
Name                     Granted  Fiscal Year     Price ($/Sh)        Date
----------------------  --------- ------------ -----------------  -------------

Chief Executive Officer    -0-         -0-                   0%
--------------------



         The following table sets forth information with respect to the Chief Executive Officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

             Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR


        (a)                   (b)            (c)           (d)              (e)
        ---                   ---            ---           ---              ---
                                                                         Value of
                                                        Number of       Unexercised
                                                       Unexercised      In-the-Money
                                                       Options/SARs     Options/SARs
                            Shares                     at FY-end (#)    at FY-end (#)
                          Acquired on       Value      Exercisable/      Exercisable/
Name                      Exercise(#)     Realized($)  Unexercisable    Unexercisable
-----------------------   -----------     -----------  -------------    -------------
Chief Executive Officer      -0-             -0-             -0-             -0-


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

         Genesis Farms, Inc. (Formerly Genesis Capital, Inc), 507 North Belt East, Suite 240, Houston, TX 77060 was issued 1.5 million shares of Rule 144 stock in March 1994. The Company initiated an agreement with R. T. Robertson Consultants, Inc., 340 Granite Street, Manchester, NH 03102 to recover these shares. R. T. Robertson Consultants, Inc. recovered 1.4 million of these shares and the Company, under terms of the Asset Agreement has assigned these shares, to Robertson (see page 19 - The Asset Agreement effective June 30, 1999). This recovery activity does not involve the Company in any litigation related to this transaction. R. T. Robertson Consultants, Inc. owns 1,250,000 shares, net of legal consideration, which represents 10.3% of issued shares and 10.3% of issued shares plus exercisable options for named security owners.

         Sandra J. Reeves, 754 Straw Hill, Manchester, NH 03104 owns 1,513,984 shares individually and/or beneficially including 621,880 derived from RT Robertson options for a like number of shares that were exercised at June 30, 1999. It does not include 725,000 shares issued to R. T. Robertson Consultants, Inc Trustee under the Asset Agreement of June 30, 1999. Mrs. Reeves is a stockholder in RT Robertson Consultants, Inc. and controls ninety percent (90%) of the shares of R T Robertson Consultants Inc.'s common stock. Mrs. Reeves is the spouse of Dr. R. Bruce Reeves, President of the Company. The shares that Mrs. Reeves owns directly or beneficially, plus the shares held by RT Robertson Consultants as Trustee for certain creditors, represent 26.4% of issued shares (26.3% of issued shares plus exercisable options) for named security owners.

         (b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below.


Name and                            Number of Shares                            Percent of
Address of                           Beneficially                              Common Stock
Beneficial Owner                          Owned*                               Outstanding**
----------------                          ------                              --------------
R. Bruce Reeves                       245,393(1)(6)                                 2.0%
754 Straw Hill
Manchester, NH 03104

Richard Schubert                      362,639(1)(5)                                 3.0%
7811 Old Dominion Drive
McLean, VA 22102

Kevin T. McGuire                      205,539(1)(3)                                 1.7%
148 Robinson Road
Hudson, NH 03051

Richard Whitney                       239,771(1)(2)(4)                              1.9%
1612 K St. N.W. #308
Washington, DC 20006

All Officers and
Directors as a Group

  (3 Persons)                       1,053,342 (1)(2)(3)(4)(5)                       8.6%

---------------------------


         * Except as indicated in the footnotes below, each person has sole voting and dispositive power over the Shares indicated.

         ** Based upon 12,124,238 shares issued and outstanding and 65,000 exercisable options for the above named persons, as of the date hereof.

         Notes:

(1) Excludes possible subsequent issuance of additional Shares based upon performance criteria (see "Item 12. Certain Relationships and Related Transactions-The Reorganization").

(2) Includes 50,000 shares each for Mr. Whitney that are issued at June 30, 1999 upon exercise of a like number of options that are pursuant to consulting agreements with this individual.

(3) Includes 154,539 shares that are held by Mr. and Mrs. McGuire jointly with rights of survivorship.

(4) All Shares are owned by The Venture Fund of Washington, a limited partnership. Mr. Whitney is a limited partner owning approximately 19% of the limited partnership.

(5) Includes 22,500 and 42,500 options currently exercisable under the Company's Directors' Stock Option Plan to Mr. Schubert and Mr. Whitney, respectively.

(6) Excludes 725,000 shares held by R T Robertson Consultants, Inc. as Trustee for certain creditors under terms of the Asset Agreement and 1,513,984 shares owned by Mrs. Reeves. Dr. Reeves disclaims beneficial ownership and personal interest in shares held by these related parties.

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

         On  March  31,  1994,  the  company   acquired  150,000  shares  of  6%
cumulative, convertible preferred stock of Genesis Farms, Inc. (then Genesis Capital Corporation) ("Genesis") in consideration for issuing 1,500,000 shares of the Company's Common Stock. On March 31, 1994, the Company's stock had a fair market value of one dollar. In accordance with generally accepted accounting principles (the cost method of accounting for non-marketable investments), the Company recorded the investment in Genesis at $1,500,000. Management believes the value of Genesis stock has been permanently impaired and has reduced the basis of the Genesis preferred stock to $180,000 at June 30, 1995. Due to further impairment, the asset was written down to $0 at June 30, 1996, the value of which remains unchanged at June 30, 1997 through June 30, 2000. The amount of the permanent impairment was determined by reviewing recent trading price of Genesis common stock and relating such via the conversion rights of the Preferred stock since the underlying common stock will be salable under Rule 144 within six months (as required by SFAS No. 115). The value differs significantly from its historical cost value. See Note 11 to the Consolidated Financial Statements. On September 16, 1996, the company entered into an agreement to advance $10,000 in legal fees to a party claiming to have an interest in the shares exchanged by the Company for the Genesis shares. Under this agreement, if the Company were successful, it would recover 1.4 million of its own shares. These recovery rights were assigned under the Asset Agreement (see Page 19. -The Asset Agreement effective June 30, 1999.

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

Proposed merger with Polar Molecular Corporation

         On August 2, 1999, the Company announced it had entered into a definitive agreement to merge with Polar Molecular Corporation subject to certain conditions being met by both companies. Under the terms of the definitive agreement, the Company will change its name to Polar Molecular Corporation, split back its shares 25 to one, authorize the issuance of preferred stock and the current officers and directors will resign and be replaced by the Polar management and directors. After the merger and reverse stock split, the Company will have approximately 14,880,000 common shares issued of which 8 1/2 % will be owned by the then current pre merger Company stockholders. The Company expects to spin-off its interest in the Subsidiary if and when it completes the Polar Molecular transaction. On June 30, 2000 the Company and PMC amended and restated the agreement and plan of reorganization to include updated audited financial statements of both companies and to state that PMC shall have a net worth of at least $2,300,000. The extension provided that PMC would make specific payments to the Company on specific dates and that PMC would provide PMC's audited financials for inclusion into the revised Form S-4 by August 31, 2000. PMC failed to make the payments called for and has not released its audited financials to the Company. Accordingly, the Company has provided notice of its intent to terminate the merger agreement effective October 13, 2000. The Company is, however, in discussions with PMC to reinstate the merger on substantially similar terms.

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

PART IV

Item 13.      Exhibits and Reports on form 8-K.

Reports on Form 8-K

         The Company has filed the following Reports on Form 8-K during the year ended June 30, 1995 with the principal office of the Securities and Exchange Commission in Washington, DC. Form 8-K filed with the Securities and Exchange Commission on September 29, 1994; Amendment No. 1 thereto (Form 8-K/A) filed with the Securities and Exchange Commission on November 3, 1994. Form 8-K filed with the Securities and Exchange Commission on September 20, 1999. Form 8-K filed with the Securities and Exchange Commission on March 14, 2000 and July 26, 2000.

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

[
         Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete. Where such agreement or other document is an exhibit to the Report or is included in the forms indicated above, each such statement is deemed amplified and qualified in all respects by such provisions.

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

SIGNATURES                          TITLE                  DATE
----------------------              -------------------    ------------------
/s/Richard F. Schubert              Chairman,              September 29, 1999
----------------------              Director
Richard F. Schubert



/s/R. Bruce Reeves                  President              September 29, 1999
------------------                  Principal Financial
R. Bruce Reeves                     Officer

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.


                                 Does not apply.