Form 10QSB
period 2000-09-30
BIORELEASE CORP
filed 2000-11-20
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from July 1, 2000 to September 30, 2000

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


         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 12,124,238 shares of common stock, par value $.01 per share as of November 15, 2000.

       -----------------------------------------------------------------

       Transitional Small Business Disclosure Format (Check One) Yes    No X
                                                                ----    -----




                                BIORELEASE CORP.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                          Page
                                                                                                       Number
Item 1.    Financial Statements .........................................................................3

           Consolidated balance sheets as of September 30, 2000 (unaudited) and
           June 30, 2000.................................................................................3

           Consolidated  Statements  of  Operations  for the Three  Months Ended
           September 30, 2000 (unaudited) and 1999 (unaudited), and from October
           20, 1989 (inception) to September 30, 2000 (unaudited)........................................4

           Consolidated  Statements  of Cash  Flows for the three  Months  Ended
           September 30, 2000 (unaudited) and 1999 (unaudited), and from October
           20, 1989 (inception) to September 30, 2000 (unaudited) ...................................... 5

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

Item 4.    Submission of Matters to a Vote of Security Holders...........................................9

Item 5.    Other Information.............................................................................9

Item 6.    Exhibits and Reports on Form 8-K. ............................................................9







PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statement

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 2000 and June 30, 2000

                                                                                     September       June 30,
                                                                                     30, 2000           2000
                                                                                    (Unaudited)
                                 ASSETS                                            ------------    ------------
Current Assets:
   Cash ........................................................................   $        428    $        502
   Accounts receivable .........................................................          6,125            --
   Due from merger candidate ...................................................         28,549          29,447
   Inventories .................................................................         15,218          16,012
   Other receivables ...........................................................           --              --
   Prepaid expenses and other current assets ...................................           --              --
                                                                                   ------------    ------------

Total current assets ...........................................................         50,320          45,961
                                                                                   ------------    ------------
Equipment and leasehold improvements, net ......................................          1,577           1,734
                                                                                   ------------    ------------
Other assets:
   Intangible assets, net ......................................................           --              --
   Other non current assets ....................................................           --              --
                                                                                   ------------    ------------

Total assets ...................................................................   $     51,897    $     47,695
                                                                                   ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
   Notes payable ...............................................................   $       --      $       --
   Accounts payable ............................................................         17,215          14,792
   Accrued expenses ............................................................         18,350          17,000
   Notes payable stockholders,current ..........................................           --              --
   Deferred Income .............................................................           --              --
   Other current liabilities ...................................................          5,000           5,000
                                                                                   ------------    ------------
   Total current liabilities ...................................................         40,565          36,792
   Notes payable stockholders, long term .......................................           --              --
   Notes payable others, long term .............................................           --              --
   Other liabilities ...........................................................          2,513           1,000
                                                                                   ------------    ------------
Total liabilities ..............................................................         43,078          37,792
                                                                                   ------------    ------------
Stockholders' equity (Deficiency):
     Common stock of $.01 par value,  50,000,000 shares  authorized, 12,124,238 and 12,124,238 issued and 12,124,238 and 12,124,238
     Outstanding at September 30, 2000 and June 30, 2000 .......................        121,242         121,242
Additional paid-in capital .....................................................      9,114,114       9,114,115
Development stage accumulated deficit ..........................................     (9,221,007)     (9,212,078)
                                                                                   ------------    ------------
                                                                                         14,349          23,279
   Less: Deferred offering costs ...............................................         (5,530)        (13,376)
                                                                                   ------------    ------------
Total Stockholder's Equity (Deficiencies) ......................................          8,819           9,903
                                                                                   ------------    ------------
Total liabilities and stockholders' equity (deficiencies) ......................   $     51,897    $     47,695
                                                                                   ============    ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.






                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999,
         and the Cumulative Period from Inception to September 30, 2000
                                   (Unaudited)

                                              Three Months Ended
                                                 September 30,               Inception
                                         ----------------------------    (October 20,1989)
                                              2000           1999      To September 30, 1999
                                         ------------    ------------    ------------
Revenues .............................   $      8,255    $       --      $    582,756
Cost of goods sold ...................          2,345            --           (30,898)
                                         ------------    ------------    ------------
Gross profit .........................          5,910            --           551,858

Costs and expenses:
   Research and development ..........           --              --        (2,558,041)
   Purchased technology ..............           --              --          (690,000)
   General and administrative ........         (6.095)         (5,637)     (4,339,930)
   Biotech selling expenses ..........           --              --          (601,116)
                                         ------------    ------------    ------------
        Total costs and expenses .....         (6,095)         (5,637)     (8,189,087)
                                         ------------    ------------    ------------
   (Loss)/Gain from operations .......           (185)         (5,637)     (7,637,229)
                                         ------------    ------------    ------------
   Other Income (Costs):
      Interest, net ..................           --              --            66,824
      Litigation costs ...............           --              --           (99,242)
      Offering costs .................         (7,846)           --          (344,292)
      Option compensation ............           --              --          (219,375)
      Other income (cost) ............           (898)           --            30,934
      Lease commitment costs .........           --              --          (315,000)
      Realized loss for decline in
      value of investment ...........            --              --        (1,500,000)
     Gain on equipment sale ..........           --              --            62,615
      Income recognized on indemnified           --              --
       liabilities ...................                                        241,636
      Income recognized on settlements           --              --           372,555
                                         ------------    ------------    ------------
Total other income (cost) ............         (8,744)           --        (1,703,345)
                                         ------------    ------------    ------------
(Loss)/Gain before provision for
   (benefit from) income taxes and
   Cumulative effect of change in
   Accounting principle ..............         (8,929)         (5,637)     (9,340,574)
Provision for income taxes ...........           --              --           343,873
                                         ------------    ------------    ------------
(Loss)/Gain before cumulative effect
   Of change in accounting principle .         (8,929)         (5,637)     (9,684,447)
Cumulative effect of change in
   Accounting principle ..............           --              --           463,440
                                         ------------    ------------    ------------
Net (loss)/gain ......................   $     (8,929)   $     (5,637)   ($ 9,221,007)
                                         ============    ============    ============
Weighted average shares ..............     12,124,238      12,082,071       8,330,976
Basic and fully diluted loss per share         ($0.00)         ($0.00)         ($1.11)


The accompanying notes are an integral part of the consolidated financial statements.







                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three Months Ended September, 2000 and 1999
         and the Cumulative Period from Inception to September 30, 2000
                                   (Unaudited)


                                                                                          Inception
                                                              Three Months Ended        (October 20,
                                                                 September 30,              1989)
                                                           --------------------------  to September 30,
                                                               2000          1999           2000
                                                           -----------    -----------    -----------
Cash flows from operating activities:
Net (loss)/Gain ........................................   $    (8,929)   $    (5,637)   $(9,221,007)
   Adjustments to reconcile net loss to net cash used in
       development activities:
     Depreciation and amortization .....................          157             363        285,772
     Cumulative effect of change in accounting principle          --             --         (463,440)
     Recognized loss on investment .....................          --             --        1,500,000
     (Gain) Loss on sale of assets .....................          --             --          (38,703)
     Loss on extinguishment of debt ....................          --             --           42,000
     Common Stock issued in exchange for
         Purchased technologies ........................          --             --          605,000
     Common Stock issued in exchange for
         services rendered .............................          --             --          128,453
     Common stock options issued in exchange of
         services rendered .............................          --             --           52,300
     Amortization of unearned compensation .............          --             --          140,625
     Re-pricing of A Warrants ..........................          --             --           78,750
   (Increase) Decrease in current assets:
     Accounts Receivable ...............................        (6,125)          --           (6,125)
     Inventories .......................................           794           --          (15,218)
     Other receivables .................................           898           --          (28,549)
     Prepaid expenses and other current assets .........          --             --              360
     Deferred tax asset ................................          --             --          463,440
     Other non-current assets ..........................          --             --             --
   Increase (Decrease) in current liabilities:
     Accounts payable ..................................         2,423          3,329         88,166
     Accrued expenses ..................................         1,350         (8,581)        25,818
     Other current liabilities .........................          --             --            5,000
     Other liabilities .................................         1,513           --            2,513
                                                           -----------    -----------    -----------
Net cash used in operating activities ..................   $    (7,919)   $   (10,526)   $(6,354,845)
                                                           -----------    -----------    -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.






                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Three Months Ended September 30, 2000 and 1999 and
           the Cumulative Period from Inception to September 30, 2000
                                   (Unaudited)

                                                                                        Inception
                                                              Three Months Ended      (October 20,
                                                                 September 30,            1989)
                                                           ------------------------- to September 30,
                                                               2000          1999           2000
                                                           -----------    -----------  -----------
Cash flows from investing activities:
   Purchase of collateralized mortgage obligations .          --             --       (1,000,000)
   Proceeds from collateralized mortgage obligations          --             --        1,000,000
   Purchase of fixed assets ........................          --             --         (333,187)
   Purchase of intangible assets ...................          --             --         (105,205)
   Proceeds from sale of assets ....................       (  --)         (  --)         189,742
                                                           -----------    ----------- -----------
Net cash used in investing activities ..............       (  --)         (  --)        (248,650)
                                                           -----------    ----------- -----------

Cash flows from financing activities:
   Advances from and amounts due to
       Stockholders ................................          --             --          594,385
   Payments of advances from stockholders ..........          --             --         (159,975)
   Notes receivable ................................          --             --             --
   Notes payable ...................................          --             --             --
   Issuance of common stock, net ...................            (1)         3,925      2,153,867
   Payment of deferred offering costs ..............         7,846         (2,958)        (5,530)
   Purchase of treasury stock ......................          --             --          (10,000)
   Re-capitalization ...............................          --             --        4,031,176
                                                          -----------    -----------   -----------

Net cash provided by investing activities ..........         7,845            967      6,599,036
                                                          -----------    -----------   -----------
Net increase (decrease) in cash ....................           (74)        (9,559)           428
Cash at beginning of period ........................           502         12,232           --
                                                          -----------    -----------   -----------
Cash at end of period ..............................      $     428      $   2,673     $      428
                                                          ===========    ===========   ===========

 The accompanying notes are an integral part of the consolidated financial statements.


                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
     AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO SEPTEMBER 30, 2000

ITEM 1.    Basis of presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

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

Three Months Ended September 30, 2000 and 1999

           For the three months ended September 30, 2000 the Company had revenues of $8,255, costs of goods sold of $2,345, general and administrative costs of $6,095, offering costs of $7,846 related to the terminated merger agreement with Polar Molecular Corporation, other costs adjustment of $898 resulting in a net loss of $8,929 as compared with the three months ended September 30, 1999 in which the Company had revenues of $0, costs of goods sold of $0, general and administrative expenses of $5,637, no other costs or income and no income taxes, resulting in a loss of $5,637.

Inception to September 30, 2000

           From October 20, 1989, the initial date of the Subsidiary's activity, through September 30, 2000, the Company, including the Subsidiary, had revenues of $582,756, cost of goods sold of $30,898, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,339,930, selling expenses of $601,116, other costs in the aggregate of $1,703,345, income taxes of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby yielding an accumulated net loss of $9,221,007.

Liquidity and Capital Resources

           From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common and Preferred Stock. Since the Reorganization, the primary source of current capital has been the Company's funds and revenues.

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

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None

Item 5.       Other Information

              On October 12, 2000 the Company terminated its agreement to merge with Polar Molecular Corporation (Polar). As of this date no further discussions have occurred between the Company and Polar. The Company is exploring other merger opportunities. The plan for the Company to spin off its subsidiary is still in effect. The timing for the spin off is delayed due to the termination of the Polar transaction.


Item 6.       Exhibits and Reports on form 8-K.

              None

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BIORELEASE CORP.




November 16, 2000          By:  /s/ R. Bruce Reeves
                                --------------------------------------

                                    R. Bruce Reeves, President and
                                    Principal Financial Officer