Form 10QSB
period 2000-12-31
BIORELEASE CORP
filed 2001-02-26
CIK 797662

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________________

                           Commission File No. 0-15260

                                Biorelease Corp.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                88-0218411
     ------------------------------              -----------------------------
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

         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 12,124,238 shares of common stock, par value $.01 per share as of February 21, 2001.

       -----------------------------------------------------------------

         Transitional Small Business Disclosure Format (Check One) Yes    No  X
                                                                      ---    ---

                                     1 of 12

                                BIORELEASE CORP.


                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                       Page
                                                                                                       Number
                                                                                                       ------
Item 1.    Financial Statements .........................................................................3

           Balance sheet as of December 31, 2000 (unaudited) and
           consolidated balance sheet at June 30, 2000...................................................3

           Consolidated Statements of Operations for the Three Months and Six Months Ended
           December 31, 2000 (unaudited) and 1999 (unaudited), and from October 20, 1989 (inception)
           to December 31, 2000 (unaudited)..............................................................4

           Consolidated  Statements  of Cash  Flows  for the  Six  Months  Ended
           December 31, 2000 (unaudited) and 1999 (unaudited),  and from October
           20, 1989 (inception) to December 31, 2000 (unaudited) ........................................5

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

Item 3.    Defaults Upon Senior Securities ..............................................................9

Item 4.    Submission of Matters to a Vote of Security Holders...........................................9

Item 5.    Other Information.............................................................................9

Item 6.    Exhibits and Reports on Form 8-K. ............................................................9


                                     2 of 12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statement

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                       December 31, 2000 and June 30, 2000

                                                                                      December 31,                       June 30,
                                                                                         2000                              1999
                                                                                      ------------                       --------
                                                                                       (Unaudited)                    (Consolidated)
                               ASSETS

Current Assets:
   Cash                                                                  $                       940        $                   502
   Accounts receivable                                                                             -                              -
   Inventories                                                                                     -                         16,012
   Other receivables                                                                          28,549                         29,447
   Prepaid expenses and other current assets                                                       -
                                                                                   -----------------                ---------------
Total current assets                                                                          29,489                         45,961
                                                                                   -----------------                ---------------
Equipment and leasehold improvements, net                                                         39                          1,734
                                                                                   -----------------                ---------------
Other assets:
   Intangible assets, net                                                                          -                              -
   Investments in related party securities                                                     9,131                              -
   Other non current assets                                                                        -
                                                                                   -----------------                ---------------
Total assets                                                             $                    38,659        $                47,695
                                                                                   =================                ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:

   Notes payable                                                         $                         -        $                     -
   Accounts payable                                                                            1,034                         14,792
   Accrued expenses                                                                           10,000                         17,000
   Notes payable stockholders,current                                                              -                              -
   Deferred Income                                                                                 -                              -
   Other current liabilities                                                                   5,000                          5,000
                                                                                   -----------------                ---------------
   Total current liabilities                                                                  16,034                         36,792
   Notes payable stockholders, long term                                                           -                              -
   Notes payable others, long term                                                                 -                              -
   Other liabilities                                                                               -                          1,000
                                                                                   -----------------                ---------------
Total liabilities                                                                             16,034                         37,792
                                                                                   -----------------                ---------------
Stockholders' equity (Deficiency):
     Common stock of $.01 par value,  50,000,000 shares  authorized,  12,124,238 and 12,124,238 issued and 12,124,238 and 12,124,238 Outstanding at December
     31, 2000 and June 30, 2000                                                              121,242                        121,242

Additional paid-in capital                                                                 6,983,979                      9,114,115
Development stage accumulated deficit                                                     (7,082,596)                    (9,212,078)
                                                                                   -----------------                ---------------
                                                                                              22,625                         23,279
   Less: Deferred offering costs                                                                   -                        (13,376)
                                                                                   -----------------                ---------------
Total Stockholder's Equity (Deficiencies)                                                     22,625                          9,903
                                                                                   -----------------                ---------------
Total liabilities and stockholders' equity (deficiencies)                $                    38,659        $                47,695
                                                                                   =================                ===============


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Six Months Ended December 31, 2000 and 1999,
          and the Cumulative Period from Inception to December 31, 2000
                                   (Unaudited)

                                                                                                                       Inception
                                             Three Months Ended December 31,      Six Months Ended December 31,   (October 20, 1989)
                                             -------------------------------      -----------------------------           To
                                                  2000              1999               2000             1999       December 31, 1999
                                                  ----              ----               ----             ----       -----------------
                                              (Unaudited)       (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
Revenues                                    $        6,060    $           -      $       14,315   $                 $     588,816
Cost of goods sold                                     353                -               2,698       (      )           (31,251)
                                               -----------          -------         -----------      ---------        -----------
Gross profit                                         5,707                -              11,617              -            557,565
Costs and expenses:
   Research and development                              -                -                   -              -        (2,558,041)
   Purchased technology                                  -                -                   -              -          (690,000)
   General and administrative income (expense)       4,451          (9,670)             (1,644)       (15,307)        (4,335,479)
   Biotech selling expenses                              -                -                   -              -          (601,116)
                                               -----------          -------         -----------      ---------        -----------
        Total costs and expenses                    4,4518          (9,670)             (1,644)       (15,307)        (8,184,636)
                                               -----------          -------         -----------      ---------        -----------
   (Loss)/Gain from operations                      10,158          (9,670)               9,973       (15,307)        (7,627,071)
                                               -----------          -------         -----------      ---------        -----------
   Other Income (Costs):
      Interest, net                                      -                -                   -              -             66,824
      Lease commitment costs                             -                -                   -              -          (315,000)
      Litigation costs                                   -                -                                  -           (99,242)
      Offering costs                                (1,697)               -            (10,441)              -          (346,887)
      Option compensation                                -                -                   -              -          (219,375)
      Other income (cost)                                -           19,685                             19,685             31,832
      Realized loss for decline in value
        of investment                           (3,659,141)               -          (3,659,141)             -         (5,159,141)
     Gain on sale of assets                          2,133                -               2,133              -             64,748
     Income recognized on indemnified                    -                -                   -              -            241,636
      Income recognized on settlements                                (821)                   -          (821)            372,555
                                               -----------          -------         -----------      ---------        -----------
Total other income (cost)                      (3,658,705)           18,864          (3,667,449)        18,864        (5,362,050)
                                               -----------          -------         -----------      ---------        -----------

                                    4 of 12

Gain (loss) before provision for (benefit
Provision for income taxes                               -                -                   -              -            343,873
                                               -----------       ----------         -----------     ----------       ------------
Gain (loss) before cumulative effect of        (3,648,547)            9,194         (3,657,476)          3,557       (13,332,994)
Cumulative effect of change in accounting                -                -                   -            -              463,440
                                               -----------       ----------         -----------     ----------       ------------
Net gain (loss)                             $  (3,648,547)    $       9,194      $  (3,657,476)   $      3,557      $(12,869,554)
                                               ===========       ==========         ===========     ==========       ============
Weighted average shares                        13,634,058        13,654,858          13,664,458     13,654,858          8,563,373
Basic and fully diluted loss per share      $        (.27)    $      (0.00)      $      ($0.27)   $    ($0.00)      $     ($1.46)

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.




                                    5 of 12

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Six Months Ended December 31, 2000 and 1999 and
            the Cumulative Period from Inception to December 31, 2000
                                   (Unaudited)

                                  ------------

                                                                                                          Inception
                                                                           Six Months Ended          (October 20, 1989)
                                                                             December 31,              to December 31,
                                                                        1999               1999              2000
                                                                        ----               ----              ----
Cash flows from operating activities:
Net (loss)/Gain                                                   $(3,657,476)             $ 3,557         $(12,869,554)
   Adjustments to reconcile net loss to net cash used in
     Depreciation and amortization                                         314                 726              285,929
     Cumulative effect of change in accounting principle                     -                   -             (463,440)
     Recognized loss on investment                                   3,659,141                   -            5,159,141
     (Gain) Loss on sale of assets                                     (2,133)                   -             (40,836)
     Loss on extinguishment of debt                                          -                   -               42,000
     Common Stock issued in exchange for
         Purchased technologies                                              -                   -              605,000
     Common Stock issued in exchange for
         services rendered                                                   -                   -              128,453
     Common stock options issued in exchange of
         services rendered                                                   -                   -               52,300
     Amortization of unearned compensation                                   -                   -              140,625
     Re-pricing of A Warrants                                                -                   -               78,750
   (Increase) Decrease in current assets:

     Accounts Receivable                                                     -                   -                    -
     Inventories                                                        16,012                   -                    -
     Other receivables                                                     898            (19,685)             (28,549)
     Prepaid expenses and other current assets                               -                   -                  360
     Deferred tax asset                                                      -                   -              463,440
     Related party securities                                          (9,131)                                  (9,131)
     Other non-current assets                                                -                   -                    -
   Increase (Decrease) in current liabilities:

     Accounts payable                                                 (13,758)              12,876               71,985
     Accrued expenses                                                  (7,000)             (4,695)               17,468
     Other current liabilities                                               -                   -                5,000
     Other liabilities                                                 (1,000)             (7,200)                    -
                                                                     -----------          --------         ------------
Net cash used in operating activities                                $(14,133)           $(14,421)         $(6,361,059)
                                                                     -----------          --------         ------------

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.



                                    6 of 12

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Six Months Ended December 31, 2000 and 1999 and
            the Cumulative Period from Inception to December 31, 2000
                                   (Unaudited)

                                                                                                        Inception
                                                                          Three Months Ended        (October 20, 1989)
                                                                             December 31,            To December 31,
                                                                        2000               1999               2000
                                                                        ----               ----               ----
Cash flows from investing activities:
   Purchase of collateralized mortgage obligations                           -                   -         (1,000,000)
   Proceeds from collateralized mortgage obligations                         -                   -           1,000,000
   Purchase of fixed assets                                                  -                   -           (333,187)
   Purchase of intangible assets                                             -                   -           (105,205)
   Proceeds from sale of assets                                         14,571          (        -)            204,313
                                                                      --------           ---------           ---------
Net cash used in investing activities                                   14,571          (        -)          (234,079)
                                                                      --------           ---------           ---------
Cash flows from financing activities:
   Advances from and amounts due to
       Stockholders                                                          -                   -             594,385
   Payments of advances from stockholders                                    -                   -           (159,975)
   Notes receivable                                                          -                   -                   -
   Notes payable                                                             -                   -                   -
   Issuance of common stock, net                                             -              12,000           2,153,868
   Payment of deferred offering costs                                        -              (7,459)           (13,376)
   Purchase of treasury stock                                                -                   -            (10,000)
   Re-capitalization                                                         -                   -           4,031,176
                                                                      --------           ---------           ---------
Net cash provided by investing activities                                    -               4,541           6,596,078
                                                                      --------           ---------           ---------
Net increase (decrease) in cash                                            438              (9,880)                940
Cash at beginning of period                                                502              12,232
                                                                      --------           ---------           ---------
Cash at end of period                                                 $    940           $   2,352           $     940
                                                                      ========           =========           =========

The accompanying notes are an integral part of the consolidated financial statements.


Supplemental disclosure of non-cash transactions:

Cash paid for interest                                                       -                                   7,752

Issuance of common stock for subscription receivable                         -                  -               50,000

Liabilities repaid through issuance of common stock                          -                  -              652,731

Non-marketable security acquired through the issuance                        -                  -            1,500,000
   Of common stock

                                    7 of 12

                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 and 1999
      AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO DECEMBER 31, 2000

ITEM 1.    Basis of presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

                  At December 31, 2000 the Company transferred sixty percent (60%) of the stock it held in Biorelease Technologies, Inc. (the Subsidiary) under provisions of an Asset Purchase Agreement dated April 1999. Prior to that date the Company owned approximately ninety percent (90%) of the subsidiaries common stock. At December 31, 2000 the statement of operations and cash flows through December 31, 2000 include the consolidated operations of Biorelease Corp and its Subsidiary. The accompanying balance sheet at December 31, 2000 includes only the assets and liabilities of Biorelease Corp at December 31, 2000.

         Future operations will be only those of Biorelease Corp.

ITEM 2   Investment in related parted securities

         Under the terms of the Asset Purchase Agreement an option to acquire sixty percent (60%) of the Company's subsidiary was exercised effective December 31, 2000. Of the 4,582,122 shares of the subsidiaries common stock owned by the Company, 2,749,373 shares were sold to an entity that is controlled by family members of the Company's President. A onetime charge to the statement of operations in the amount of $3,659,141 represents the original cost of Biorelease's investment in the subsidiary. The remaining basis of the 1,832,749 shares of common stock of the subsidiary, Biorelease Technology, Inc., are computed utilizing the equity method of accounting.



                                    8 of 12

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

Three Months Ended December 31, 2000 and 1999

           For the three months ended December 31, 2000, the Company had revenues of $6,060, cost of goods sold of $353, a reduction of administrative expenses of $4,451, offering costs associated with a terminated merger agreement with POLAR of $1,697, a realized loss for the decline in value of its investment in the subsidiary of $3,659,141, a gain in the sale of assets of $2,133 therein yielding a net loss of $3,648,547 as compared with the three months ended December 31, 1999 in which the Company had revenues of $0, costs of goods sold of $0, general and administrative expenses of $9,670, other income of $19,685, costs on settlements of $821 and no income taxes, resulting in a net income of $9,194.

Six Months Ended December 31, 2000 and 1999

         For the six months ended December 31, 2000 the Company had revenues of $14,315, cost of goods sold of $2,698, net administrative expenses of $1,644, offering costs of $10,441, a realized loss for decline in value of investment of $3,659,141, a gain on sale of assets of $2,133 and no income taxes resulting in a net loss of $3,657,476 as compared with the six months ended December 31, 1999 wherein the Company had no revenues, no cost of goods sold, general and administrative expenses of $15,307, other income of $19,685, a loss on settlements of $821 and no income taxes resulting in an income of $3,557. Without the one time charge off of the decline in value of investment in the subsidiary totaling $3,659,141 the Company would have a net income of $1,665 for the six months ended December 31, 2000.

Inception to December 31, 1999

           From October 20, 1989, the initial date of the Subsidiary's activity, through December 31, 2000, the Company, including the Subsidiary, had revenues of $588,816, cost of goods sold of $31,251, selling expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,335,479, other costs in the aggregate of $5,362,050 including a charge of realized loss for decline in value of investments of $5,159,141, income taxes of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby yielding an accumulated net loss of $12,869,554.

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


                                    9 of 12

Effect of Inflation

Management believes that inflation has not had a material effect on its operations for the periods presented.























                                    10 of 12

                                     PART II

                                OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities.

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None (See Item 5)

Item 5.       Other Information

              On February 7, 2001 the Company announced the signing of a letter of intent pursuant to which Biorelease would reverse merge with Electric Energy Storage Corp., a Nevada corporation ("EES"). The terms of the agreement call for issuing enough shares of common stock to transfer control of Biorelease to EES management. Thereafter, Biorelease is to reverse split its outstanding common shares on a 1 for 12 basis. After the reverse stock split, and upon the issuance of common shares to the shareholders of EES, Biorelease would then have approximately 38,900,000 share of common stock issued and outstanding, of which 35,800,000 shares would be owned by EES shareholders. Biorelease extended the period for due diligence and the signing of a definitive agreement by an additional two weeks until March 3, 2001 in order to more fully evaluate the EES technologies.

              Holders of record on March 31, 2001 will participate in the reverse merger and be eligible for spin off shares of Biorelease Technology, Inc. presently held by the Company

              On January 30, 2001 the Company filed Form S-8 registering 5,800,000 shares of its common stock for services renders by the Company's officers, directors and counsel.

Item 6.       Exhibits and Reports on form 8-K.

              None.




                                    11 of 12

SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BIORELEASE CORP.




February 21, 2001          By:  /s/ R. Bruce Reeves
                                --------------------------------------
                                R. Bruce Reeves, President and
                                Principal Financial Officer
















                                   12 of 12