Form 10QSB
period 2001-03-31
BIORELEASE CORP
filed 2001-05-15
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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


         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ X ____ No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 17,924,238 shares of common stock, par value $.01 per share as of May 11, 2001.
-----------------------------------------------------------------

  Transitional  Small  Business  Disclosure  Format  (Check One) Yes   No X
                                                                ------ -----

                                                  BIORELEASE CORP.


                                                        INDEX

PART I.  FINANCIAL INFORMATION                                                                          Page
                                                                                                       Number

Item 1.    Financial Statements .........................................................................3

           Balance sheet as of March 31, 2001 (unaudited) and Consolidated
           Balance Sheet at June 30, 2000  ..............................................................3

           Consolidated Statements of Operations for the Three Months and Nine
           Months Ended March 31, 2001 (unaudited) and 2000 (unaudited), and from October 20, 1989 (inception) to March 31, 2001 (unaudited) 4

           Consolidated Statements of Cash Flows for the Nine Months Ended March
           31, 2001 (unaudited) and 2000 (unaudited), and from October 20, 1989
           (inception) to March 31, 2001 (unaudited) ....................................................5

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

Item 3.    Defaults Upon Senior Securities ..............................................................9

Item 4.    Submission of Matters to a Vote of Security Holders...........................................9

Item 5.    Other Information.............................................................................9

Item 6.    Exhibits and Reports on Form 8-K. ............................................................9


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statement

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 2001 and June 30, 2000

                                                                                                  March 31,        June 30,
                                                                                                      2001          2000
                                                                                                 -----------    -----------
                                                                                                (Unaudited)     Consolidated)
                              ASSETS
Current Assets:
   Cash ......................................................................................           451    $       502
   Accounts receivable .......................................................................            --             --
   Inventories ...............................................................................            --         16,012
   Other receivables .........................................................................        28,549         29,447
   Prepaid expenses and other current assets .................................................          --             --

                                                                                                 -----------    -----------
Total current assets .........................................................................        29,000         45,961
                                                                                                 -----------    -----------
Equipment and leasehold improvements, net ....................................................            19          1,734
                                                                                                 -----------    -----------
Other assets:
   Intangible assets, net ....................................................................            --            --
   Investments in related party securities ...................................................           800            --
   Other non current assets ..................................................................            --            --

                                                                                                 -----------    -----------
Total assets .................................................................................   $    29,819    $    47,695
                                                                                                     =======    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
   Notes payable .............................................................................   $      --     $       --
   Accounts payable ..........................................................................         1,096         14,792
   Accrued expenses ..........................................................................        10,000         17,000
   Notes payable stockholders,current ........................................................          --             --
   Deferred Income ...........................................................................          --             --
   Other current liabilities .................................................................         5,000          5,000
                                                                                                 -----------    -----------
   Total current liabilities .................................................................        16,096         36,792
   Notes payable stockholders, long term .....................................................          --             --
   Notes payable others, long term ...........................................................          --             --
   Other liabilities .........................................................................         1,500          1,000
                                                                                                 -----------    -----------
Total liabilities ............................................................................        17,596         37,792
                                                                                                 -----------    -----------
Stockholders' equity (Deficiency):
     Common stock of $.01 par value, 50,000,000 shares authorized, 17,924,238 and 17,924,238 issued and 17,924,238 and 17,924,238
     Outstanding at March 31, 2001 and June 30, 2000 .........................................       179,242        121,242
Additional paid-in capital ...................................................................     7,060,979      9,114,115
Development stage accumulated deficit ........................................................    (7,227,998)    (9,212,078)
                                                                                                     -------     -----------
                                                                                                      12,223         23,279
   Less: Deferred offering costs .............................................................         --           (13,376)
                                                                                                  -----------    -----------

Total Stockholder's Equity (Deficiencies) ....................................................        12,223          9,903
                                                                                                 -----------    -----------
Total liabilities and stockholders' equity (deficiencies) ....................................   $    29,819     $   47,695
                                                                                                 ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED STATEMENTS OF
                    OPERATIONS For the Three Months and Nine
                      Months Ended March 31, 2001 and 2000,
           and the Cumulative Period from Inception to March 31, 2001
                                   (Unaudited)




                                              Three Months Ended March 31,     Nine Months Ended March 31,           Inception
                                              ----------------------------     ----------------------------      (October 20, 1989)
                                                                                                                        To
                                                  2001             2000            2001            2000             March 31, 2000
                                                  ----             ----           -----           ------            --------------

                                           (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)         (Unaudited)
Revenues                                   $         -     $      4,200     $     14,315      $       4,200      $       588,816
Cost of goods sold                                   -              398            2,698                398             (31,251)
                                               -------          -------          -------            -------             -------
Gross profit                                         -           -3,802           11,617              3,802             557,565
Costs and expenses:                                                   -
   Research and development                          -                -                -                  -          (2,558,041)
   Purchased technology                              -                -                -                  -            (690,000)
   General and administrative income            (2,071)          (6,693)          (3,715)           (22,000)         (4,337,550)
   (expense)
   Biotech selling expenses                          -           (1,065)               -             (1,065)          ( 601,116)
                                                 ------          --------         -------           --------          ----------
        Total costs and expenses               ( 2,071)          (7,758)          (3,715)           (23,065)         (8,186,707)
                                                --------        -------           -------           --------          -----------
   (Loss)/Gain from operations                  (2,071)          (3,956)           7,902            (19,263)         (7,629,142)
                                                -------         -------            -----           ---------          -----------
   Other Income (Costs):
      Interest, net                                  -               -                 -                  -              66,824
      Lease commitment costs                         -               -                 -                  -            (315,000)
      Litigation costs                               -               -                                    -             (99,242)
      Offering costs                                 -               -           (10,441)                 -            (346,887)
      Option compensation                     (135,000)              -          (135,000)                 -            (354,375)
      Other income (cost)                            -           10,817                -             30,502              31,832
      Realized loss for decline in value
      of investment                                  -                -       (3,659,141)                 -          (5,159,141)
     Gain (loss) on sale of assets              (8,331)               -           (6,198)                 -              56,417
     Income recognized on indemnified                -                -                -                  -             241,636
       liabilities
      Income recognized on settlements              -                 -                -              ( 821)            372,555
                                           -----------         --------         --------             ------     -       -------
Total other income (cost)                   (  143,331)          10,817       (3,810,780)            29,681          (5,505,381)
                                           -----------         --------      -----------             ------         -----------

Gain (loss) before provision for (benefit
from) income taxes and Cumulative effect of
change in accounting principle                (145,402)           6,861       (3,802,878)            10,418         (13,134,523)
Provision for income taxes                           -                -                -                  -             343,873
                                            -----------               -     ------------           --------             -------
Gain (loss) before cumulative effect of
change in accounting principle                (145,402)           6,861       (3,802,878)            10,418         (13,478,396)

Cumulative effect of change in accounting
princple                                             -               -                 -                -               463,440
                                           -----------          --------    ------------           --------             -------
Net gain (loss)                         $     (145,402)     $     6,861    $  (3,802,878)      $     10,418       ($ 13,014,956)
                                              =========        ========        =========          =========           =========
Weighted average shares                     17,379,125       13,654,858       14,902,680         13,654,858           8,701,793
Basic and fully diluted loss per share  $        (0.01)    $      (0.00)   $      ($0.26)      $     ($0.00)             ($1.49)

   The accompanying notes are an integral part of the consolidated financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended March 31, 2001 and 2000 and
             the Cumulative Period from Inception to March 31, 2001
                                   (Unaudited)
                                  ------------

                                                                                                          Inception
                                                                           Nine Months Ended           (October 20,1989)
                                                                               March 31,                 to March 31,
                                                                        2001               2000              2001
                                                                        ----               ----              ----
Cash flows from operating activities:
Net (loss)/Gain                                                   $(3,802,878)            $ 10,418         $(13,014,956)
   Adjustments to reconcile net loss to net cash used in
       development activities:
     Depreciation and amortization                                        334                1,089              285,949
     Cumulative effect of change in accounting principle
                                                                            -                    -            ( 463,440)
     Recognized loss on investment                                  3,659,141                    -            5,159,141
     (Gain) Loss on sale of assets                                     (2,133)                   -            (  40,836)
     Loss on extinguishment of debt                                         -                    -               42,000
     Common Stock issued in exchange for
         Purchased technologies                                             -                    -              605,000
     Common Stock issued in exchange for
         services rendered                                            135,000                    -              263,453
     Common stock options issued in exchange of
         services rendered                                                  -                    -               52,300
     Amortization of unearned compensation                                  -                    -              140,625
     Re-pricing of A Warrants                                               -                    -               78,750
   (Increase) Decrease in current assets:
     Accounts Receivable                                                    -                    -                    -
     Inventories                                                       16,012                  354                    -
     Other receivables                                                    898              (10,503)             (28,549)
     Prepaid expenses and other current assets                              -                    -                  360
     Deferred tax asset                                                     -                    -              463,440
     Related party securities                                            (800)                                     (800)
     Other non-current assets                                               -                    -                    -
   Increase (Decrease) in current liabilities:
     Accounts payable                                                 (13,696)               3,275               72,047
     Accrued expenses                                                  (7,000)              (4,695)              17,468
     Other current liabilities                                              -                    -                5,000
     Other liabilities                                                    500               (4,831)               1,500
                                                                  ------------           ----------             -------
Net cash used in operating activities                                 (14,622)              (4,893)          (6,361,548)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                BIORELEASE CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended March 31, 2001 and 2000 and
             the Cumulative Period from Inception to March 31, 2001
                                   (Unaudited)

                                                                                                        Inception
                                                                           Nine Months Ended        (October 20, 1989)
                                                                               March 31,               To March 31,
                                                                        2001                  2000               2001
                                                                        ----                  ----               ----
Cash flows from investing activities:
   Purchase of collateralized mortgage obligations                           -                   -         (1,000,000)
   Proceeds from collateralized mortgage obligations                         -                   -          1,000,000
   Purchase of fixed assets                                                  -                   -           (333,187)
   Purchase of intangible assets                                             -                   -           (105,205)
   Proceeds from sale of assets                                         14,571  (                -)           204,313
                                                                        ------  ------------------           ---------

Net cash used in investing activities                                  14,571   (                -)          (234,079)
                                                                       -------  ------------------           ---------

Cash flows from financing activities:
   Advances from and amounts due to
       Stockholders                                                          -                   -            594,385
   Payments of advances from stockholders                                    -                   -           (159,975)
   Notes receivable                                                          -                   -                  -
   Notes payable                                                             -                   -                  -
   Issuance of common stock, net                                             -              11,387          2,153,868
   Payment of deferred offering costs                                        -             (13,376)           (13,376)
   Purchase of treasury stock                                                -                   -            (10,000)
   Re-capitalization                                                                                        4,031,176
                                                            -------------------        -------------        ---------
                                                                            -                    -
                                                                            --                   -
Net cash provided by investing activities                                                   (1,989)         6,596,078
                                                            -------------------        ------------         ---------
                                                                            -
Net increase (decrease) in cash                                            (51)             (6,882)               451
Cash at beginning of period                                                502               12,232
                                                            ------------------         ------------         ---------
                                                                                                                    -
Cash at end of period                                                 $    451           $   5,350          $     451
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
   Of common stock


                                BIORELEASE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 and 2000
       AND CUMULATIVE FROM INCEPTION (OCTOBER 20, 1989) TO MARCH 31, 2001

ITEM 1.    Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the breakout of the subsidiary financial statements from the consolidated financial statements) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

         During the current fiscal year through March 31, 2001 the Company transferred all but 800,000 shares of the stock it held in Biorelease Technologies, Inc. (the Subsidiary) under provisions of an Asset Purchase Agreement dated April 1999. Prior to that date the Company owned approximately ninety percent (90%) of the subsidiary's common stock and the statement of operations and cash flows through December 31, 2001 included the consolidated operations of Biorelease Corp and its Subsidiary. The accompanying balance sheet at March 31, 2001 includes only the assets and liabilities of Biorelease Corp.

ITEM 2   Investment in related parted securities

         Under the terms of the Asset Purchase Agreement an option to acquire sixty percent (60%) of the Company's subsidiary was exercised effective December 31, 2000. Of the 4,582,122 shares of the subsidiaries common stock owned by the Company, 2,749,273 shares were sold to an entity that is controlled by family members of the Company's President. A onetime charge to the statement of operations in the amount of $3,659,141 represents the original cost of Biorelease's investment in the subsidiary. During the three months ended March 31, 2001, 1,032,749 shares of the subsidiary's stock was awarded to Officers and directors of the Company for services necessary to complete the intended spin-off of the subsidiary shares to the Company's shareholders. The remaining 800,000 shares of common stock of the subsidiary, Biorelease Technology, Inc., are valued at the par value of the stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The   following   discussion   includes  the  business  of   Biorelease
Technologies, Inc. (the "Subsidiary"), since the Company, prior to its acquisition of the Subsidiary, had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the acquisition of the Subsidiary by the Company. Effective December 31, 2000 the subsidiary was spun out of the consolidated financial statements and the current three months ended March 31, 2001 include only the results of Biorelease Corp.

Three Months Ended March 31, 2001 and 2000

         For the three months ended March 31, 2001, the Company, excluding the subsidiary, had revenues of $0, cost of goods sold of $0, administrative expenses of $2,071, option compensation for services of $135,000 and loss on sale of it's subsidiary's common stock of $8,331 resulting in a net loss of $145,402 as compared with the three months ended March 31, 2000 during which the Company, including the subsidiary, had revenues of $4,200, costs of goods sold of $398, general and administrative expenses of $6,693, selling expenses of $1,065, other income of $10,817, and no income taxes, resulting in a net income of $6,861.

Nine Months Ended March 31,2001 and 2000

         For the nine months ended March 31, 2001 the Company, including the subsidiary for the six months ended December 31, 2000, had revenues of $14,315, cost of goods sold of $2,698, administrative expenses of $3,715, offering costs of $10,441, option compensation of $135,000, a realized loss for decline in value of investment of $3,659,141, a loss on sale of assets of $6,198 and no income taxes resulting in a net loss of $3,802,878 as compared with the nine months ended March 31, 2000 wherein the Company had revenues of $4,200, cost of goods sold of $398, general and administrative expenses of $22,000, selling expenses of $1,065 other income of $30,502, a loss on settlements of $821 and no income taxes resulting in a net loss of $10,418.

Inception to March 31, 2001

         From October 20, 1989, the initial date of the Subsidiary's activity, through March 31, 2001, the Company, including the Subsidiary from inception through December 31, 2000, had revenues of $588,816, cost of goods sold of $31,251, selling expenses of $601,116, research and developmental expenses of $2,558,041, purchased technology costs of $690,000, general and administrative expenses of $4,337,550, other costs in the aggregate of $5,505,381 including a charge of realized loss for decline in value of investments of $5,159,141, income taxes of $343,873 and a cumulative effect of change in accounting principle of $463,440 thereby yielding an accumulated net loss of $13,014,956.

Liquidity and Capital Resources

         From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common and Preferred Stock. Since the Reorganization, the primary sources of current capital have been the Company's funds and revenues.

Dividend Policy

         The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that cash dividends of any kind will ever be paid. (See Item 6 regarding pending subsidiary stock dividend.)


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

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None (See Item 5)

Item 5.       Other Information

              On January 30, 2001 the Company filed Form S-8 registering 5,800,000 shares of its common stock for services rendered by the Company's officers, directors and counsel.


Item 6.       Exhibits and Reports on form 8-K.

                  On March 29, 2001 the Company filed Form 8-K announcing that it would not proceed with the reverse acquisition with Electric Energy Storage Corporation ("EES") of Humble, Texas.

         On May 2, 2001 the Company filed Form 8-K wherein a majority of shareholders of the Company consented in writing in lieu of a meeting, to the following corporate actions. First, that the Company's name be changed to BRL Holdings, Inc.; second, that the corporation's Articles of Incorporation be amended to authorize 5,000,000 shares of $.10 per share par value Preferred Stock; third that the company's outstanding common stock be reverse split on a one-for-12.5 basis; and fourth that, subject to the effectiveness of a registration statement with the SEC, that the Company distribute, pro rata to its shareholders of record as of the close of business of May 31, 2001 all 800,000 shares of common stock of Biorelease Technologies , Inc. as currently owned beneficially by the company. Furthermore it was resolved by a majority of the shareholders of the Company that the officers and directors of the company are authorized to take such actions and execute such documents, including, without limitation, the submission of an Information Statement to the corporation's shareholders who did not sign this consent pursuant to Schedule 14C under the Securities Exchange Act of 1934 and the Delaware General Corporation law.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BIORELEASE CORP.




May 11, 2001               By:  /s/ R. Bruce Reeves                  .
                                --------------------------------------

                               R. Bruce Reeves, President and
                               Principal Financial Officer