Form 10KSB
period 2001-06-30
BIORELEASE CORP
filed 2001-10-15
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the fiscal year ended June 30, 2001         Commission File No. 000-15260
                                                                      --------
                 Delaware                                     88-0218411
  --------------------------------------     -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       Incorporation or organization)

                               BRL Holdings, Inc.
                             --------------------
             (Exact name of Registrant as specified in its charter)

                   340 Granite Street, Suite 200, Manchester,
                         NH 03102 (Address of principal
                          executive offices) (Zip Code)

Registrant's telephone number, including area code:        (603) 641-8443
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -------------
Securities registered pursuant to Section 12(g) of the Act:Common Stock,Class A
                                                           ---------------------
                         Common Stock Purchase Warrants

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has (2) been subject to such filing requirements for the past 90 days.

                             Yes       X             No
                                     ------               ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( X )

                             Yes       X             No
                                     ------               ------

The aggregate market value of the voting common stock held by non-affiliates (1) of the registrant, based on the average of high bid ($0.51) and low bid ($ 0.15) prices of the Company's Common Stock as of September 27, 2001, is approximately $233,241. This is based upon an average of $0.33 multiplied by the number of shares of registrant's Common Stock held by non-affiliates (706,791 shares).

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of September 26, 2001 is 1,433,939.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the 3 months preceding the filing of this Form 10-KSB were officers, directors and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  See Item 13.

Transitional Small Business Disclosure Format (check one):    Yes         No  X
                                                                 ------   ------

                                 BIORELEASE CORP
                                   Form 10-KSB
                         Fiscal Year Ended June 30, 2001

                                Table of Contents

         PART I
         Item 1.Business:                                                                                        3
                General                                                                                           3
                The Subsidiary (Biorelease Technologies, Inc.)                                                    3
                Description of the Subsidiary's Technologies                                                      3
                ErythrogenTM Cell Culture Product and Business Opportunity                                        3
                ErythrogenTM Manufacturing, Sales and Marketing                                                   3
                Competition                                                                                       3
                Research and Development Policy                                                                   3
                Patents and Proprietary Technology                                                                3
                Employees & Outside Consultants                                                                   3
         Item 2. Properties:                                                                                      4
         Item 3. Legal Proceedings                                                                                4
         Item 4. Submission of Matters to a Vote of Security Holders                                              4
         PART II
         Item 5. Market for Company's Common Equity and Related Stockholder Matters.                              4
         Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:           5
                 Results of Operations                                                                            5
                 General                                                                                          5
                 Year Ended June 30, 2001 compared to the Years Ended June 30, 2000                               5
                 Liquidity and Capital Resources                                                                  6
                 Dividend Policy                                                                                  6
                 Effect of Inflation                                                                              6
                 Litigation and Related Matters                                                                   6
         Item 7. Financial Statements                                                                             7
         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.           9
         PART III
         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of
                 the Exchange Act                                                                                10
                Compliance with Section 16(a) of The Securities Exchange Act of 1934                             11
         Item 10. Executive Compensation                                                                         11
         Item 11. Security Ownership of Certain Beneficial Owners and Management                                 13
         Item 12. Certain Relationships and Related Transactions                                                 15
                The Reorganization                                                                               15
                The Company                                                                                      15
                The Subsidiary                                                                                   18
                The Selling Securityholders' Offering                                                            18
                The Exchange Offering                                                                            18
                Terminated Public Offering                                                                       19
         Item 13. Exhibits and Reports on form 8-K.                                                              20
                Reports on form 8-K                                                                              20
                Exhibits                                                                                         20
                Exhibits incorporated by reference                                                               20
         SIGNATURES                                                                                              22
         SUPPLEMENTAL INFORMATION AND EXHIBITS                                                                   23

PART I

Item 1.       Business

General

         The Company, BRL Holdings ("BRL") includes its interest in its biotechnology subsidiary, Biorelease Technologies, Inc. (the "Subsidiary"). Dr.
R. Bruce Reeves served as an officer and director of the Company from inception in 1989 to October 4, 1996 after which he served as a consultant through a family affiliate. Dr. Reeves was re-appointed on February 11, 1998 as President to effectuate merger activity for the Company (See Item 5 -Stockholders Matters). R T Robertson Consultants, Inc., a corporation wholly-owned by members of Dr. Reeves' family, entered into a consulting agreement with the Company's subsidiary to oversee the business activities of the Company's subsidiary from April 1, 1996 through February 11, 1998.

         The Company became listed on NASDAQ (Small cap) in 1992 following a business combination with the Subsidiary. The Company's stock was delisted in April, of 1994 for failing to meet net asset requirements and its stock has since been trading on the OTC Electronic Bulletin Board. During the fourth quarter of fiscal year ended June 30, 1998, NASDAQ changed the Company's trading symbol from BREL to BRLZ. Effective July 1, 2001 the symbol was again changed from BRLZ to BRLN, its current symbol.

         The Company invested approximately nine million dollars ($9 million) in the Subsidiary's technologies including support and administrative expenses. By mid 1994, following the delisting, it was clear that the Company's ability to raise capital was insufficient to allow it to become a self-standing synthetic blood producer in light of the large costs necessary to bring such a product to market. For the past five fiscal years the Company has operated without employees, using consultants and research affiliations to achieve limited sales of the Subsidiary's cell culture product, Erythrogen(TM). Following the closing of the Asset Agreement at December 31, 2000 (See Item 12), the Company has had no operations and revenues and it relies on its business arrangement with an affiliate of Dr. Reeves, its President, to evaluate possible merger and acquisition opportunities.

         On August 2, 1999 the Company announced the signing of a merger agreement pursuant to which Biorelease agreed to merge with POLAR MOLECULAR CORPORATION, a Utah corporation ("PMC"). On January 18, 2000 a Form S-4 was filed with the Securities and Exchange Commission. The SEC issued a comment letter on that filing. On June 30, 2000 the Company and PMC amended and restated the agreement and plan of reorganization to include updated audited financial statements of both companies and to state that PMC shall have a net worth of at least $2,300,000. The extension provided that PMC would make specific payments to the Company on specific dates and that PMC would provide PMC's audited financials for inclusion into the revised Form S-4 by August 31, 2000. PMC failed to make the payments called for and did not release its audited financials to the Company. Accordingly, the Company terminated the merger agreement effective October 13, 2000 and withdrew the S-4 registration statement on June 15, 2001.

         On December 31, 2000 R. T. Robertson Consultants, Inc., a business owned by the family of the Company's President, R. Bruce Reeves, exercised its option to acquire sixty percent (60%) of the stock owned by the Company's in the Subsidiary as provided for the Asset Agreement dated June 30, 1999 (See item 7). The Company also transferred 1,032,849 shares of the Subsidiaries stock owned by the Company to the directors and officers of the Subsidiary for services rendered to the Subsidiary. These actions reduced the Company's ownership in the Subsidiary from 90.8% to 15.9% or 800,000 shares.

Item 2.       Properties

         Since October 20, 1997 the principal offices have been located at 340 Granite Street, Suite 200, Manchester, NH, 03102, (603) 641-8443. This location, in an in-town multi-tenant office building, allows R T Robertson Consultants, Inc. to provide the administrative functions of the Company and the Subsidiary and technical support and shipping for the ErythrogenTM product line on a contract basis. The Company has no laboratory facilities at present, instead utilizes facilities at the University of New Hampshire on an as needed basis. The Company does not pay Robertson for the allocated portion of the facilities used. From June 1995 through October 1997 the Company rented office facilities at 10 Chestnut Drive, Unit D, Bedford, NH 03110. The Company relocated from its former laboratory facilities at 8A Industrial Way, Salem, New Hampshire 03079 in June of 1995.

Item 3.       Legal Proceedings


         None


Item 4.       Submission of Matters to a Vote of Security Holders

             In accordance with the provisions of Section 228 of the Delaware General Corporation Law ("DGCL"), the Company gave written notice to its shareholders that six shareholders owning a total of 9,213,424 shares (51.4% of the issued and outstanding common stock of the Company), representing not less than the minimum number of votes that would be necessary to authorize or take such action, by written consent without a meeting and without a vote, on May 2,2001, (the "Written Consent"), and in lieu of any meeting, agreed to the following shareholder actions:

         (1) To amend the Certificate of Incorporation to change the name of the Corporation to BRL Holdings, Inc.;

         (2) To amend the Articles of Incorporation to authorize a new class of shares, namely 5,000,000 shares of $0.10 per share value Preferred Stock, with the issuance of any such Preferred Stock, in such series and with such rights, powers, and designations thereof, to be determined by the Board of Directors as and when any shares of Preferred Stock are issued;

         (3) To reverse split the outstanding shares on a one-for-12.5 basis, so that the 17,924,238 pre-reverse common shares currently outstanding will become a total of 1,433,939 shares (all fractional shares to be rounded to the nearest whole share);

         (4) That, subject to the effectiveness of a registration statement on Form SB-2 or other applicable Form, the Corporation will distribute pro rata to its common shareholders, one share of the common stock of its subsidiary Biorelease Technologies, Inc. ("BTI") for each 25 pre-reverse split common shares held on the record date (a total of 800,000 shares to be distributed); and finally

         (5) That the officers and directors are authorized to submit this Information Statement pursuant to Schedule 14C under the Securities Exchange Act of 1934 to all Company shareholders which did not sign the Written Consent. The record date for shareholders to be eligible for the reverse split and the BTI stock dividend is set as of May 31, 2001.

         The actions of (1) changing the name to BRL Holdings, Inc., (2) authorizing the Preferred Stock, and (3) the reverse split, became effective on June 30, 2001 concurrent with the filing with the Delaware Secretary of State. On August 15th, 2001, the Company filed a Form 8K announcing its indefinite postponement of the spin-off of the Subsidiary shares.

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

In July 1997 NASDAQ assigned the Company a new symbol "BRLZ". On
July 1, 2001 NASDAQ assigned "BRLN" as the Company's trading symbol. On September 21, 2001, the average between the high and low reported bid price of the Common Stock on the OTC Bulletin Board was $0.33 per Share. The following table sets forth the range of quoted high and low bid prices of the Company's Common Stock on a quarterly basis for the fiscal years ended June 30, 2001 and 2000 as published on commercial web sites. These quotes reflect inter-dealer prices on pre split shares without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
                              Bid Price                               Bid Price
Fiscal 2001                Low      High  Fiscal 2000               Low     High
-----------                ----     ----  -----------               ---     ----
First Quarter,                            First Quarter
Ended September 30, 2000$ .11    $ .11    Ended September 30, 1999$ .05    $ .11
Second Quarter,                           Second Quarter
Ended December 31, 2000 $ .11    $ .11    Ended December 31, 1999 $ .11    $ .11
Third Quarter                             Third Quarter
Ended March 31, 2001    $ .20    $ .28    Ended March 31, 2000    $ .20    $ .39
Fourth Quarter                            Fourth Quarter
Ended June 30, 2001     $ .02    $ .04    Ended June 30, 2000     $ .08    $ .10


         (b) Holders -- The number of record holders of the Company's Common Stock as of June 30, 2001 was 1,718 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). Effective January 31, 2001 5,800,000 pre-split back shares were issued to directors, officers and counsel for services rendered through the end of fiscal year ended June 30, 2001 and an additional 950,000 pre-split back shares are issueable to counsel upon completion of services related to fiscal year ended June 30, 2001. The aggregate number of post split shares of Common Stock outstanding before issuance of the 76,000 shares to counsel was 1,433,939 shares of common stock as of June 30, 2001.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

         Currently, the Subsidiary continues to maintain inventory of Erythrogen(TM), its cell culture additive product, in order to provide for supply of the product to existing and new customers. For the past several years, the Company and the Subsidiary have focused primarily on ErythrogenTM sales activities. All other operating activities have now ceased. Other than possible licensing opportunities, therapeutic products which could have been derived from the Subsidiary's technologies are years away from market introduction and would require significant additional research and development, including extensive pre-clinical and clinical testing and regulatory approval and additional resources the Subsidiary presently does not possess. See "Item 1. Business."

         Sales from ErythrogenTM for the year ended June 30, 2001 and 2000, were $14,315 and $4,200, respectively. During year end June 30, 1995 the Subsidiary ceased promoting direct sales to research and laboratory markets because of the extremely high promotion costs necessary to access these markets. Instead, the Subsidiary has focused on supplying a single industrial client, which incorporates ErythrogenTM in a proprietary media sold to biotechnology companies.

         The Company's ownership in the Subsidiary was reduced to 15.9% effective December 31, 2000 under terms of an Asset Agreement dated June 30, 1999. The Company is currently without operations but is focusing on merger and acquisitions to optimize its value for shareholders [See Financial Statements -
Note 10].


Year Ended June 30, 2001 compared to the Year Ended June 30, 2000

         For the year ended June 30, 2001 the Company, including the Subsidiary operations through December 31, 2000, had revenues of $14,315, cost of revenues of $2,698, general and administrative expenses of $87,451 including $54,000 of costs paid by the issuance of common stock, income from investee of $3,004, costs of a terminated offering of $9,543, other income of $6,602, and a loss of sale of assets of $616 as compared with the year ended June 30, 2000 in which the Company, including the Subsidiary had revenues of $4,200, cost of revenues of $398, general and administrative expenses of $43,527, other income of $44,447 from PMC to offset administrative costs, a cost of $640 recognized on indemnified liabilities and a loss on recognized settlements of $821. This resulted in a net loss of $76,387 for the year ended June 30, 2001 as compared with the year ended June 30, 2000 in which the Company, including the Subsidiary had a net income of $3,261. The loss for year ended June 30, 2001 resulted primarily from the issuance of stock for administrative services ($54,000). The income for year ended June 30, 2000 was from minimal Erythrogen(TM) revenues and other income from PMC in the aggregate of $44,447 to reimburse the Company for general and administrative expenses.

Liquidity and Capital Resources

         From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common Stock and Stock in the Subsidiary. Since the Reorganization, the primary source of capital has been the Company's funds.

         At June 30, 2001, the Company had negative working capital of $2,966 as compared with the Company's working capital of $9,169 at June 30, 2000. The change in the Company's working capital between June 30, 2001 and June 30, 2000 is primarily attributable to net revenues from Erythrogen(TM) sales net of increased administrative expenses and the loss of other reimbursements from a terminated merger with PMC.

         The drastic restructuring of its operations during the past five years has allowed the Company to operate at significantly lower expense levels than those of the previous years. Revenues from ErythrogenTM sales have exceeded direct costs for the last five fiscal years, but they were not sufficient, to carry all other administrative expenses. With the spin-off of the Subsidiary, the Company no longer has operational revenue.

Dividend Policy

         The Company has not declared any cash dividends since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate increased growth. The Company announced that it intends to spin-off its remaining interest in the Subsidiary to its stockholders. The Board of Directors has not established a date of record for this proposed spin-off. Otherwise, the Company has not declared or paid any dividends on its commons stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, it is unlikely that dividends of any kind will ever be paid.

Effect of Inflation

         Management believes that inflation has not had a material effect on its operations for the periods presented.

Litigation and Related Matters

         See "Item 3. Legal Proceedings." There are no matters pending against the Company as of the date of this report.

Item 7.           Financial Statements

         The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.



                                    INDEX                           Page Number
INDEPENDENT AUDITORS' REPORT                                               F-1

FINANCIAL STATEMENTS

Balance Sheets at June 30, 2001 and 2000                                   F-2

Statements of Operations Two years ended June 30, 2001                     F-3

Statements of Stockholders' Equity (Deficit) for the two years ended
June 30, 2001                                                              F-4

Statements of Cash Flows for the two years ended June 30, 2001             F-5

Notes to Financial Statements                                              F-6

              All other schedules have been omitted because they are inapplicable or not required, or the Information is included elsewhere in the financial statements or notes thereto.

                               BRL HOLDINGS, INC.

                              FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
BRL Holdings, Inc.



We have audited the accompanying balance sheet of BRL Holdings, Inc. (formerly Biorelease Corp.) as of June 30, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of BRL Holdings, Inc. as of June 30, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no business operations and negative equity. Because of these factors, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of BRL Holdings, Inc. and the Subsidiary, as of and for the year ended June 30, 2000 have been audited by other auditors. That report, dated October 13, 2000, expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.


Good Swartz Brown & Berns LLP
Los Angeles, California
August 22, 2001
                                       F-1

                          INDEPENDENT AUDITORS' REPORT

To Stockholders and Board of Directors
Biorelease Corp

We have audited the accompanying consolidated balance sheet of Biorelease Corp and Subsidiary (a development stage enterprise) as of June 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Biorelease Corp and Subsidiary as of June 30, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

The consolidated financial statements of Biorelease Corp and Subsidiary, for the period from inception to June 30, 2000, have been audited by us and other auditors. Those reports expressed an unqualified opinion on those statements, with an explanatory paragraph regarding the uncertainty of the entity's ability to continue as a going concern.

------------------------
/s/ Ferarri & Associates, P. C.
Manchester, New Hampshire
October 13, 2000

                               BRL HOLDINGS, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2001 AND 2000




ASSETS

                                                                                                                      Consolidated
                                                                                                          2001             2000
                                                                                                          ----             ----
Current assets
   Cash                                                                                       $            119     $      502
   Note receivable                                                                                      13,624              -
   Accounts receivable - other                                                                               -         29,447
   Inventory                                                                                                 -         16,012
   Prepaid expenses

                                                                                                           980           -
                                                                                                        ------         ------
           Total current assets                                                                         14,723         45,961
                                                                                                        ------         ------

Equipment, net                                                                                               0          1,734
                                                                                                     ----------         -----




Other assets
   Investments                                                                                           6,382             -
                                                                                                     ---------      ---------

           Total assets                                                                       $         21,105     $   47,695
                                                                                                        ======         ======













                             See notes to financial
                                  statements.
                                       F-2

                               BRL HOLDINGS, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2001 AND 2000




LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                                                      Consolidated
                                                                                                   2001                  2000
                                                                                                   ----                  ----
Current liabilities
   Accounts payable                                                                   $           4,675     $           14,792
   Accrued expenses                                                                              13,014                 17,000
   Other current liabilities                                                                          0                  5,000
                                                                                                 ------                  -----
           Total current liabilities                                                             17,689                 36,792
                                                                                                 ------                 ------


Other liabilities - related party                                                                10,124                  1,000
                                                                                                 ------                  -----
           Total liabilities                                                                     27,813                 37,792
                                                                                                 ------                 ------

Commitments and contingencies (Note 4)

Stockholders' equity
   Preferred stock of $.10 per share value, authorized 5,000,000
       Shares, no shares outstanding at June 30, 2001 or 2000                                         -                      -
   Common stock of $.01 par value; 50,000,000 shares
       Authorized, 1,433,939 and 12,124,238 shares issued
       and 1,433,939 and 12,124,238 shares outstanding as
       of June 30, 2001 and 2000 , respectively                                                  14,339                121,242
   Additional paid-in capital                                                                 7,137,282              6,983,979
   Accumulated deficit                                                                       (7,158,329)            (7,081,942)
                                                                                             -----------            -----------
                                                                                                (6,708)                 23,279
                                                                                                                       (13,376)
                                                                                                 ------                  -----
   Deferred offering costs                                                                            -                      -
           Total stockholders' equity                                                           (6,708)                  9,903
                                                                                                 ------                  -----

           Total liabilities and stockholders' equity                                 $          21,105     $           47,695
                                                                                                 ======                 ======






                             See notes to financial
                                  statements.

                                BRL HOLDINGS, INC

                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2001 AND 2000



                                                                                  For the Year Ended June 30,
                                                                                                  Consolidated
                                                                                      2001             2000
                                                                                      ----             ----

Revenues

   Sales                                                                       $     14,315    $       4,200
                                                                                     -------           -----


Cost of revenues                                                                       2,698             398
                                                                                  ----------             ---
        Gross profit                                                                  11,617           3,802
                                                                                  ----------      ----------
Costs and expenses
   General and administrative                                                         87,451          43,527
                                                                                    --------       ----------

        Loss from operations                                                         (75,834)        (39,725)
                                                                                  ----------     -----------

Other income (expense)
     Income from Investee                                                              3,004               -
     Offering costs                                                                   (9,543)              -
   Other income                                                                        6,602          44,447

   Loss on sale of assets                                                               (616)              -
     Loss recognized on indemnified liabilities                                            -            (640)

     Loss recognized on settlements                                                        -            (821)
                                                                                      ------           -----


        Other income (expense), net                                                     (553)         42,986
                                                                                       ------        ------

        Income (loss) before provision for income taxes                              (76,387)          3,261


Provision for income taxes                                                                 -               -
                                                                                           -               -

Net Income (loss)                                                              $     (76,387)  $       3,261
                                                                                     ========     ==========

Weighted average shares                                                            1,281,359         969,931
                                                                                   =========        ========


Basic and diluted profit (loss) per share                                      $       (0.06)   $       0.00
                                                                                       =====            ====












                             See notes to financial
                                  statements.
                                       F-3

                                BRL HOLDINGS, INC

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2001 AND 2000






                                                                  Common Stock
                                               ------------------------------------------------

                                                Number
                                                   of                 Additional                Stock      Deferred      Total
                                                Issued      Capital   Paid - in  Accumulated  Subscription Offering   Stockholders'
                                                Shares       Amount    Capital    Deficit     Receivable   Costs    Equity (Deficit)
                                                ------       ------    -------    -------     ----------    -----  ----------------

Balance, June 30, 1999 consolidated, restated  11,997,738    119,977  6,981,933 (7,085,203)   (8,074)           -       8,633
Issuance of common stock on exchange
of         options                                126,500      1,265      2,046                8,074                   11,385
Deferred offering costs                                                                                   (13,376)    (13,376)

Net income                                              -          -        -        3,261         -            -       3,261
                                                        -          -        -
                                               ==========   ========   ========      =====     ======     =======       ======
Balance, June 30, 2000 consolidated            12,124,238    121,242  6,983,979 (7,081,942)        -      (13,376)      9,903
Issuance of common stock for services           5,800,000     58,000    (11,600)                                       46,400
Expense of deferred offering costs                                                                         13,376      13,376
Reverse split stock 1 for 12.5 shares         (16,490,299)  (164,903)    164,903                                            -

Net income (loss)                                       -          -         -     (76,387)        -           -      (76,387)
                                               ==========  =========    ========    =======   =======     =======       ======
Balance, June 30, 2001                          1,433,939     14,339   7,137,282 (7,158,329)                   -       (6,708)
                                              ===========  ==========   ========    =======   =======     =======      =======









                             See notes to financial
                                  statements.
                                       F-4

                                BRL HOLDINGS, INC

                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2001 AND 2000





                                                                                              For the Year Ended June 30,
                                                                                       ----------------------------------------
                                                                                         2001      Consolidated 2000
                                                                                         ----      -----------------
Cash flows from operating activities
   Net loss                                                                     $     (76,387)   $        3,261
   Adjustments to reconcile net loss to net cash provided (used) by operating activities
           Depreciation and amortization                                                  353            3,321
           Gain (loss) on sale of assets                                                    -                1
           Income from investee                                                       (3,004)                -
                    Deferred offering costs                                            13,376                -
           Common stock issued in exchange for
                Services rendered                                                      46,400                -
           (Increase) decrease in
                Inventory                                                                 885              354
                Prepaid expenses and other current assets                               (980)                -
                Other receivables                                                      29,447          (29,448)
                            Notes receivable                                                  )              -
                Investment                                                             (13,624
                            Investment                                                  (5,397)              -
                Deferred tax assets                                                         -                -
           Increase (decrease) in
                Accounts payable                                                       (10,117)         12,972
                Accrued expenses                                                       15,014            1,000
                Other current liabilities                                             (5,000)            5,000

                Other liabilities                                                       9,124           (6,200)
                                                                                   -----------      -----------
                    Net cash provided (used) by operating activities
                                                                                            90          (9,739)
                                                                                   -----------      -----------

Cash flows from financing activities
   Issuance of common stock                                                                 -           11,385
                                                                                            -
   Deferred offering costs                                                                             (13,376)
                                                                                   -----------      -----------
                                    Net cash provided (used) by financing                   -
activities
                                                                                   -----------      -----------

                    Net increase (decrease) in cash                                        90          (11,730)


Cash, beginning of year                                                                    29           12,232
                                                                                   -----------      -----------


Cash, end of year                                                               $         119    $
                                                                                   ===========      ===========












                             See notes to financial
                                  statements.
                                       F-5

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000



1.Summary of Significant Accounting Policies

       Organization and Basis of Presentation

       BRL Holdings, Inc., which changed it name from Biorelease Corp. on June 29, 2001 (the Company or BRL) is being presented as of and for the year ended June 30, 2001 on an unconsolidated basis. The financial statements for the Company as of and for the year ended June 30, 2000 are being presented on a consolidated basis related to its investment in Biorelease Technologies, Inc. (BTI). The financial statements of the Company were presented in years prior to June 30, 2001 as a development stage enterprise, due to the activities conducted within BTI.

       Until December 31, 2000, the Company owned 90.8% of the Biorelease Technologies, Inc.

       At December 31, 2000 the company transferred 1,032,849 shares of BTI common stock it had previously owned to officers and directors of BTI for services to BTI rendered through the end of fiscal year ended June 30, 2001. Additionally, at December 31, 2000, a party related to the president of the Company, exercised an option to acquire 2,749,273 shares of BTI. Following these two transactions, The Company now owns 800,000 shares of BTI stock (15.9%).

       Beginning January 1, 2001, the Company has adopted the equity method of accounting for its investment in BTI. The equity method was adopted due to common management and common Board of Directors between the Company and BTI. The Company has no operating business and no sources of revenue. However, the Company continues to have certain general and administrative expenses. See the Future Operations paragraph of this footnote.

       On May 1, 2001 a majority of shareholders of the common stock of the Company consented to adopt corporate actions to change the name of the Company to BRL Holdings, Inc., to amend the Articles of Incorporation to authorize 5,000,000 shares of $.10 per share par value preferred stock and to reverse split the then outstanding common stock of the Company on a one-for-12.5 basis. This action became effective June 29, 2001.

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

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000




1.Summary of Significant Accounting Policies - Continued

       Future Operations

       These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because the Company has limited working capital and negative equity, there is substantial doubt about its ability to continue as a going concern without additional capital and attainment of profitable operations. With its reduction in its investment in BTI, the company currently has no business operations of its own. It has no sources of revenue. However, the Company continues to have certain general and administrative expenses. The investment it has in BTI is not expected to produce a significant amount of cash or revenue for the Company. The Company plans to distribute its remaining shares in BTI to its shareholders. These factors raise substantial doubt about its ability to continue as a going concern without additional capital or the attainment of a profitable operating business. Management intends to find merger candidates for the Company. Management believes the public status of the Company will help it to find merger candidates. (See Note 1).

       Revenues

       Revenues from product sales are recorded when shipped.

       Inventory

       Inventory is stated at the lower of cost (first-in, first-out) or market. Management has re-tested each batch of biotech product in inventory and estimates the shelf life of its inventory to remain potent through June 30, 2002. The shelf life of the product beyond June 30, 2002 will be evaluated at that time, with the potential for an obsolescence write-down of inventory due to loss of biological activity.

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

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000




1.Summary of Significant Accounting Policies - Continued

       Income Taxes

       Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period of deferred tax assets and liabilities.

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

       As of June 30, the net income (loss) per share was calculated as follows:


                                                                            2001                    2000
                                                                            ----                    -----

            Net income (loss)                                          $        (76,387)    $        3,261
            Shares                                                            1,281,359            969,931
                                                                              ---------            -------

            Per share amount                                           $         (0.06)     $        0.00
                                                                                 ======              ====

2. Note receivable

       The Company has a note receivable from a former merger candidate. The principal amount of the note is $13,624 and bears interest at 12%. The note was due June 24, 2001. The note was extended until December 31, 2001. The note is unsecured, but is personally guaranteed by the president of the merger candidate.

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


3. Equipment

       Equipment consisted of the following as of June 30:
                                                      2001              2000
                                                      ----              ----

           Equipment                          $       9,185      $     80,201
           Less accumulated depreciation              9,185            78,467
                                                      -----            ------

                                               $          0      $      1,734
                                                    =======             =====

       Depreciation expense for the years ended June 30, 2001 and 2000 was $353 and $3,321, respectively.


4.Commitments and Contingencies

       Since July 1, 1997, the Company has had no leased premises. Office rental space has been provided by a related party without charge (See Note 9).

       The Company does not carry product liability insurance.

       During 2001 the Company issued and registered on Form S-8 5,800,000 pre reverse split shares of its common stock to the Directors, officers and counsel of the Company for services rendered during the fiscal year. An additional 950,000 pre reverse shares are to be issued to counsel subject to his performing services for and following the filing of the June 30, 2001 Form 10-KSB with the SEC. The Company has accrued $7,600 for the value of these services.


5.Income Taxes

       The Company has not filed federal or state tax returns for the years ended December 31, 1993, 1994, 1995, 1996, 1997, 1998, 1999 and 2000.
       Management expects there will be no federal tax liability for these years then ended.

       For income tax filing purposes, the Company recognizes revenue and expenses on a cash basis and the Company and its former Subsidiary have a tax year-end of December 31.

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000




5.Income taxes - Continued

       The net current and long-term deferred taxes consisted of the following components as of June 30:

                                                                                     2001 Tax Effect
                                                ------------------------------------------------------------------------------------
                                                                                Asset                                Liability
                                                                 -------------------------------------   ---------------------------

                   Item                                     Total                Current     Long-Term         Current    Long-Term
                   ----                                     -----                -------     ---------         -------    ---------
           Accrual to cash adjustment          $           (1,699)     $         135    $         -      $     (1,834)  $      -

           Net operating loss deduction                   427,457                   -       427,457                 -
                                                          -------                   -        -------           ------       -------
                                                          425,758                135        427,457            (1,834)
           Valuation allowance                            425,758               (135)      (427,457)            1,834
                                                          -------               -----      ---------            -----       -------


                                               $                -      $           -   $         -        $        -    $        -
                                                    =============               =======      =======          =======       =======

                                                                                                  2000 Tax Effect

                                                                                Asset                              Liability
                                                                 -----------------------------------   -----------------------------

                    Item                                 Total               Current     Long-Term         Current         Long-Term
                    ----                                 -----               -------     ---------         -------         ---------
       Accrual to cash adjustment           $              (2,321)     $      (4,417) $           -     $       2,096   $         -
       Net operating loss deduction                     1,113,171                  -      1,113,171             -                 -
                                                        ---------          ---------       ---------        ---------        -------
                                                        1,110,850             (4,417)     1,113,171             2,096            -
           Valuation allowance                         (1,110,850)            (4,417)    (1,113,171)           (2,096)           -
                                                      -----------          ---------     -----------         --------      ---------

                                            $               -     $               $           -  $      $         -               -
                                                   ==============           ========    ===========           =======         ======

                                                                                                               Valuation
                                                                                                               Allowance
           Balance June 30, 1999                                                                         $      1,086,442
               Net increase                                                                                        24,408
                                                                                                                   ------
           Balance June, 30, 2000                                                                               1,110,850
                Net decrease                                                                                     (685,092)
                                                                                                                ---------
           Balance June 30, 2001                                                                         $        425,758
                                                                                                                  =======

       A valuation allowance equivalent to 100% of the deferred tax asset has been established since it is more probable than not that the Company will not be able to recognize a tax benefit for the asset. The net operating losses expire at various dates through 2021.

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000



6. Equity

       Effective June 30, 1992, the Company acquired substantially all of the outstanding common and preferred stock of FLS Acquisition Corp. (FLSA) in exchange for common stock of OIA. This reorganization was accounted for as a reverse acquisition of OIA by FLSA under the purchase method of accounting, as the shareholders of FLSA controlled the consolidated entity immediately following the reorganization. Subsequent to the transaction, the Company changed its name to Biorelease Corp. and recently to BRL Holdings, Inc. and FLSA changed its name to Biorelease Technologies, Inc.

       The terms of the reorganization agreement between the Company and the former Subsidiary called for the issuance of 2,845,436 shares of OIA, Inc. common stock in exchange for 5,014,780 shares of FLSA common stock, representing all of FLSA common stock issued and outstanding at the date of the reorganization. Currently, all but 433,105 shares of FLSA have been acquired. A certificate for 263,879 shares reflecting the Company's remaining obligations under the reorganization agreement has been issued to a trustee for the benefit of the minority Subsidiary shareholders. The reorganization agreement also called for the issuance of up to 1,022,130 additional shares of the Company's common stock, subject to the achievement of certain operating results in future years. The Company did not meet the requirements. No accounting recognition has been given to the minority ownership interest in the subsidiary because the subsidiary is a deficit corporation and the minority shareholders have no obligation to fund their share of such deficit.

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

       Under the Option Plan, a maximum number of 500,000 shares are reserved for option grants. The option price per share will be its market value at the date of grant, provided however, that at no time will the option price be less than $6.00 per share. Vesting and expiration dates will vary based upon individual agreement with the option holder. The Plan was modified by a proxy vote during 1994. The maximum number of shares pursuant to this Plan has been increased to 10% of the issued and outstanding shares of the Company, not to exceed 1,000,000 shares, and the requirement that the minimum exercise price be $6.00 per share has been removed. Under the Plan, an incentive stock option plan benefiting its President provides for an option to purchase up to 200,000 shares of common stock at $1.40 exercise price if certain operational criteria are met. All exercise amounts are on the basis of pre reverse shares.

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

6. Equity - Continued

       A summary of the Company's stock option plans as of June 30, 2001 and 2000 and changes during the year are presented below:

                                                                             Options Granted to
                                                 Director Plan               Service Providers
                                          ---------------------------       -----------------------
                                                            Weighted                    Weighted
                                             Number         Average          Number      Average
                                               of           Exercise           of       Exercise
                                             Options          Price          Options     Price
                                             -------        ---------        -------    ---------
Options outstanding, June 30, 1998               157,500        $2.75       3,244,320    $0.69
Options Granted September 30, 1998                40,000         0.03               -
Options exercised June 30, 1999                  (80,000)                 (1,347,200)
Options expired June 30, 1999                          -                    (357,500)
                                            ---------- -                    ---------
    Options outstanding June 30, 1999            117,500                    1,539,620
Options exercised August 1999                                                (126,500)
                                                                              -------

Options Granted September 30, 1999                20,000          .05               -
                                                  ------          ---               -
Options outstanding, June 30, 2000               137,500         2.75       1,413,120     0.69

Options Granted September 30, 2000                20,000          .10               -
Options expired June 30, 2001                          -                    (182,400)
                                            ------------                    ---------

Currently exercisable                            157,500        $1.38       1,230,720    $0.69
                                                 =======       ======       =========     =====

       The range of exercise prices is $.03 to $7.50 as of June 30, 2001 and 2000, respectively.

       The weighted average fair value of the options granted during the years ended June 30, 2001 and 2000 is presented below in the form of pre reverse split shares:
                                              2001                 2000
                                              ----                 ----
  Director Plan                                  $0.10             $.05
  Option Plan                                 Non Granted    Non Granted
  Options granted to service providers        Non Granted    Non Granted

       The Company applies APB Opinion 25 and related interpretations in accounting for certain options granted. Accordingly, no compensation cost has been recognized for those options. Had compensation cost for the Company plans been determined based on the fair value at the grant dates, consistent with the method of FASB Statement 123, the Company's net income or loss would not have been affected for the years ended June 30, 2001 and 2000, and there would have been no impact on the profit or loss per share for those years.

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000


6.Equity - Continued

       Due to the immateriality of the options granted in fiscal years ended June 30, 2001 and 2000, the fair market value of the options was assumed to be the fair market value of the stock at the grant date. In addition, no compensation costs were recorded by the Company as a result of the immateriality of the options granted.

       Shares of common stock were issued to Directors, officers and the company's legal counsel for services rendered during and for the fiscal year ended June 30, 2001 and were accounted for under FASB Statement 123. The shares were valued at the fair market value of the stock at the date of issue. A cost of $54,000 was charged to the statement of operations for the 6,750,000 pre reverse split shares that are issued or issuable for fiscal year ended June 30, 2001.


7. Investment

       The Company acquired 150,000 shares of 6% cumulative, convertible preferred stock of Genesis Farms, Inc. (Genesis) on March 31, 1994 in consideration for issuing 1,500,000 shares of the Company's common stock. In fiscal year ended June 30, 2000 a related party litigated the return of 1,400,000 shares of the 1,500,000 shares of the Company's common stock. These shares were awarded to that party in partial consideration of the sale of certain assets and the settlement and indemnity of liabilities of the Company. (See Note 9).

       In fiscal year ended June 30, 2001 the company divested itself of 3,782,122 shares of the 4,582,122 shares of Biorelease Technologies, Inc. (See Note 1 Basis of Presentation) The remaining 800,000 shares of Biorelease Technologies, Inc. owned by the Company are to be given as a dividend to the shareholders of record as at May 31, 2001. The 800,000 shares are carried at the value of the subsidiary on the equity basis.

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000

8.Cash Flow Information

                                                                         For the Year
                                                                       Ended June 30,
                                                                  ------------------------
                                                                     2001            2000
                                                                     ----            ----
Cash paid for interest                                         $         0                $0

Non-cash investing and financing activities were as follows:
         Liabilities repaid through issuance
             of common stock                                   $    54,000                $0
         Issuance of common stock for
             subscription receivable                                     -                 -
         Non-marketable security acquired
             through the issuance of common
             stock                                                       -                 -

9.Related Party Transactions

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

       As of June 30, 1998, the Company was indebted $87,734 to this related party consulting firm. The indebtedness bore no interest and had been deferred for a period of three years. The Company had incurred $16,827 of additional accrued expenses payable to the related party as of June 30, 1998. As of June 30, 1999, the Company and this related party reached agreement under which the related party, on behalf of itself and other creditors of the Company, received 625,000 shares of the Company's stock, the Genesis preferred shares held by the Company, all rights to recover 1,400,000 of the shares previously issued to Genesis Capital in the March 31, 1994 exchange transaction along with an option for one year to acquire up to 60% of the Subsidiary at the then book value in exchange for (i) forgiving $67,918 in debt owed by the Company and the Subsidiary to the related party and other creditors, (ii) indemnification by the related party for an additional $242,276 in liabilities plus (iii) rights to offset exercise price against outstanding indebtedness for certain outstanding options. At December 31, 2000 this related party exercised its option to acquire the 2,749,273 shares of the subsidiary's common stock at a purchase price of $13,696.

       Robertson also was paid $2,350 and $1,050 in fiscal 2001 and 2000, respectively, for storage and handling costs. As of June 30, 2001, the Company has approximately $10,000 owed the related party.

                               BRL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2001 AND 2000



10.Disclosure About Fair Value of Financial Instruments

       The Company's financial instruments consist of cash, short-term receivables and payables. The carrying value of all instruments approximates their fair value.


11.Prior period adjustment

       The Company was not properly reporting the elimination of additional paid-in capital and accumulated deficit of BTI. The following prior period adjustment corrects the presentation.

                                                                                             Additional        Accumulated
                                                                                             paid-in           deficit
                                                                                          -------------    ---------------

           As originally reported June 30, 1999                                             $ 9,112,069        $ 9,215,339
           Elimination of subsidiary equity                                                  (2,130,136)        (2,130,136)
                                                                                            -----------        -----------

           As restated, June 30, 1999                                                       $ 6,981,933        $ 7,085,203
                                                                                            ===========        ===========

       The above adjustment had no effect on the statement of operations for the year ended June 30, 1999.


12.Subsequent Events

       On July 11, 2001, the Company formed I-Jam Entertainment, Inc. ("I-JAM"), a wholly owned subsidiary of the Company.

       On August 13, 2001, I-JAM entered into an Asset Purchase Agreement with an unrelated party, I-Jam Multimedia LLC ("Multimedia") to acquire certain assets of Multimedia.

       Under the terms of the agreement, I-JAM will acquire substantially all the assets of Multimedia for $500,000 plus 100,000 restricted shares of the Company's Series A Preferred stock having a face value of $10.00 per share. I-JAM is in the process of raising capital. No assurance can be made that sufficient capital will be raised or that the terms of the agreement will be completed.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         From June 30, 1994 until June 30, 1998,. Smith Batchelder & Rugg, now affiliated with Berry, Dunn, McNeil and Parker, expressed their opinion on the Company's Financial Statements.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table delineates certain information concerning the directors and executive officers of the Company:

                                                  Positions with
         Positions with
         Name                       Age           the Company
         the Subsidiary
         Richard Schubert           64            Chairman, Board of Directors
         Director

         R. Bruce Reeves            61            President, Principal Financial
         Officer (1)                              President & Director

         Kevin T. McGuire           51            Treasurer (2)
         Treasurer (2)

         Richard Whitney            62            Director

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

         A summary of the business experience of each current officer and director of the Company and the Subsidiary is as follows:

         RICHARD SCHUBERT has been Chairman of the Board of Directors of the Company since July 1992. Mr. Schubert is currently a business consultant. From December 1990 through September 1995, Mr. Schubert was the President of The Points of Light Foundation, a foundation created to encourage Americans to become directly involved in consequential community service in respect of critical social issues. From June 1989 to December 1990 he was a business consultant. He served as President of the American Red Cross (1983-1989) and was a former Vice Chairman and President of Bethlehem Steel until 1982. Mr. Schubert has extensive experience in law, business and government. During his career with Bethlehem Steel, which began in 1961, he was appointed to serve in the public sector as Assistant to the Under Secretary of Labor (1970) Solicitor of the Department of Labor (1971) and Under Secretary of Labor (1973). Mr. Schubert is a member of the Council of Foreign Relations and he serves as a director of a number of philanthropic and business organizations. Mr. Schubert graduated Cum Laude from Eastern Nazarene College in Quincy, Massachusetts with a Bachelor of Arts degree, and from Yale Law School with a Bachelor of Law degree. Mr. Schubert serves as an officer of NCPI, Inc., a non-profit subsidiary of Eastern Nazarene College.

         R BRUCE REEVES, Ph.D., has been the President and Chief Executive Officer of the Company since May 1993. He has been Secretary and a Director of the Company since July 1992 and Chief Executive Officer, Secretary and a Director of the Subsidiary until June 1995 when operations of the Subsidiary were curtailed. In August 1995 Dr. Reeves agreed to serve part time as an Officer and Director of NCPI, Inc., an affiliate of Eastern Nazarene College of which Dr. Reeves is an alumnus. Dr Reeves resigned as an officer of NCPI effective June 30, 2001. Dr. Reeves has over twenty-five years of experience in start-up ventures, and has spent over ten years in high-tech business and product development, including five years (1964-1969) with General Electric Company on several business development operations. From 1969 to 1979 Dr. Reeves was a Principal in a high tech start up company and several syndicated real estate partnerships. From 1979 to 1989 he served as Chairman and CEO of Monadnock Partners, Inc., a family owned real estate management and development entity involved in hotels, commercial office buildings and multi-tenant industrial projects. Dr. Reeves, along with a corporate affiliate, was a principal in a number of real estate ventures including four hotel projects in the Northeast. Dr. Reeves oversaw three of these hotel partnerships through bankruptcy proceedings in the New Hampshire and Connecticut Districts. As a result of related litigation and personal guarantees for these partnerships, Dr. Reeves filed for personal bankruptcy protection in the New Hampshire District in May 1989. From 1989 to 1996, Dr. Reeves devoted his full time to the business of the Company, its predecessor, Fluid Life Systems, Inc. ("FLS") and the Subsidiary. Dr. Reeves is currently an officer of RT Robertson Consultants, Inc., a family owned consulting firm which provides management services to a number of companies, including the Company, on an as needed basis.

         KEVIN T MCGUIRE has been the Company's and Subsidiary's Treasurer since June 1992. Since April 1994 he has served without compensation (other than stock grants for the year ended June 30, 2001) on a part time basis. The Company contracts for accounting and tax services through an accounting firm owned by the spouse of Mr. McGuire that has assisted the Company to maintain compliance with accounting activities and Securities and Exchange Commission reporting for the Company. Both Mr. McGuire and his spouse, Vivian L. McGuire, are graduates of Bentley College. Mr. McGuire has 28 years of business experience including 16 years with public accounting firms. Mrs. McGuire has owned and operated a small business tax and audit practice since 1988.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

         Based solely on a review of such materials, as required by the Securities and Exchange Commission, the Company has no knowledge that any officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to file, with the Securities and Exchange Commission, any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2001.

Item 10.      Executive Compensation

         The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term Compensation
                               Annual Compensation                        Awards        Payouts
        (a)             (b)        (c)        (d)        (e)          (f)        (g)      (h)(i)
                                                        Other
                                                       Annual     Restricted               All Other
                                             Bonus     Compen-       Stock                 Compen-
Name and Principal                          Payouts    sation        Award               LTIPsation
Position                          Year      Salary       ($)          ($)     ($)SAR's    ($)($)
------------------------------    ----      ------       ---          ---     --------    ------
R. Bruce Reeves       2001         -0-        -0-        -0-          -0-        -0-      -0--0-
President and         2000         -0-        -0-        -0-          -0-          -0-    -0--0-
Chief Executive       1999         -0-        -0-        -0-          -0-          -0-    -0--0-
Officer (1)           1998         -0-        -0-        -0-          -0-          -0-    -0--0-
                      1997(1)   10,000        -0-        (2)          -0-             -0- -0--0-
                      1996      90,000        -0-        (2)          -0-     913,200(1)  -0--0-
                      1995     120,000      50,000       (2)          -0-           -0-   -0--0-.
                      1994     120,000        -0-        (1)          -0-     200,000(3)  -0--0-
                      1993     117,000      20,000       (1)          -0-             -0- -0--0-
                      1992      86,000      10,000       -0-          -0-             -0- -0--0-

         (1) On April 1, 1996 the direct employment of R. Bruce Reeves, then President/CEO of the Company ceased. All of Reeves' contractual rights were terminated. New contractual agreements were negotiated with R T Robertson Consultants, Inc., a Reeves family affiliate to provide consulting services including the services of Dr. Reeves. In fiscal years ended June 30, 2001, 2000 and 1999, respectively R T Robertson Consultants, Inc. charged the Company $0, $11,280 and $8,700 for executive oversight of the Company and its Subsidiary. Between April 1 and June 30, 1996 R. T. Robertson billed the Company $33,300, including expense reimbursements, for executive oversight of the Corporations. Under the terms of the R T Robertson Consultants, Inc. agreement with the Company, Dr. Reeves, an employee of R T Robertson Consultants, Inc. served as President/CEO of the Company. During this period, RT Robertson was awarded by the Company options for 913,200 shares at exercise prices from $0.02 to $0.045 per share. On February 11, 1998 Dr. Reeves was re-appointed President of the Company and Subsidiary.

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

         (3) Effective October 4, 1996 these 200,000 options have been forfeited by Dr. Reeves.

                  The following table sets forth information with respect to the Chief Executive Officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

        (a)                        (b)                   (c)                   (d)               (e)
                                                    Options/SARs
                               Options/ Granted to
                                  SARs              Employees in        Exercise or Base      Expiration
Name                             Granted            Fiscal Year           Price ($/Sh)           Date
----------------------          ---------         ----------------    --------------------------------------
Chief Executive Officer            -0-                   -0-                   0%
--------------------



         The following table sets forth information with respect to the Chief Executive Officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


             Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR

        (a)                        (b)                   (c)                   (d)     (e)
        ---                        ---                   ---                   ---     ---
                                                                                    Value of
                                                                            Number ofUnexercised
                                                                           UnexercisedIn-the-Money
                                                                          Options/SARsOptions/SARs
                                 Shares                                   at FY-end (#)at FY-end (#)
                               Acquired on              Value             Exercisable/ Exercisable/
Name                          Exercise(#)            Realized($)          UnexercisableUnexercisable

Chief Executive Officer            -0-                   -0-                   -0-     -0-



                  The following table sets forth information with respect to the Chief Executive Officer concerning awards under long term incentive plans during the last fiscal year:


      Estimated Future Payouts under Non-Stock Price-Based Plans

        (a)                        (b)              (c)   (d)         (e)       (f)

                                                Performance
                                Number of        or other
                           Shares, units Period   Until
                                Or Other        Maturation or       Threshold  Target   Maximum
Name                          Rights (#)          Payout            ($ or #)  ($ or #) ($ or #)
---------                     -------------    -------------       --------- -------- -------

Chief Executive Officer            -0-              -0-               -0-      -0-       -0-

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

         On January 31, 2001 the Officers and Directors of the Company and the Company's attorney received an aggregate of 5,800,000 shares of stock at a value of $.008 per share for services rendered and to be rendered for the fiscal year ended June 30, 2001.


Item 11.      Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of the date hereof.

         Genesis Farms, Inc. (Formerly Genesis Capital, Inc), 507 North Belt East, Suite 240, Houston, TX 77060 was issued 1.5 million shares of Rule 144 stock in March 1994. The Company initiated an agreement with R. T. Robertson Consultants, Inc., 340 Granite Street, Manchester, NH 03102 to recover these shares. R. T. Robertson Consultants, Inc. recovered 1.4 million of these shares and the Company, under terms of the Asset Agreement has assigned these shares, to Robertson (see page 19 - The Asset Agreement effective June 30, 1999). This recovery activity does not involve the Company in any litigation related to this transaction. R. T. Robertson Consultants, Inc. owns 1,250,000 shares (100,000 post split shares), net of legal consideration, which represents 6.9% of issued shares and 6.9% of issued shares plus exercisable options for named security owners.

         Sandra J. Reeves, 754 Straw Hill, Manchester, NH 03104 owns 250,737 post split shares individually and/or beneficially including 49,750 derived from RT Robertson options for a like number of shares that were exercised at June 30, 1999. It does not include 42,000 shares issued to R. T. Robertson Consultants, Inc Trustee under the Asset Agreement of June 30, 1999. Mrs. Reeves is a stockholder in RT Robertson Consultants, Inc. and controls ninety percent (90%) of the shares of R T Robertson Consultants Inc.'s common stock. Mrs. Reeves is the spouse of Dr. R. Bruce Reeves, President of the Company. The shares that Mrs. Reeves owns directly or beneficially, plus the shares held by RT Robertson Consultants as Trustee for certain creditors, represent 26.2% of issued shares (26.2% of issued shares plus exercisable options) for named security owners.

         (b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below.


Name and                            Number of Shares                            Percent of
Address of                           Beneficially                              Common Stock
Beneficial Owner                          Owned*                               Outstanding**
----------------                          ------                              ---------------

R. Bruce Reeves                       169,935(1)(6)                                11.8 %
754 Straw Hill
Manchester, NH 03104

Richard Schubert                      79,811(1)(5)                                  5.5%
7811 Old Dominion Drive
McLean, VA 22102

Kevin T. McGuire                       36,443(1)(3)                                 2.5%
148 Robinson Road
Hudson, NH 03051

Richard Whitney                       69,982(1)(2)(4)(5)                            4.9%
1612 K St. N.W. #308
Washington, DC 20006

All Officers and
Directors as a Group
  (3 Persons)                         356,171 (1)(2)(3)(4)(5)                      24.7%

         * Except as indicated in the footnotes below, each person has sole voting and dispositive power over the Shares indicated.

         ** Based upon 1,433,939 shares issued and outstanding and 6,800 exercisable options for the above named persons, as of the date hereof.

         Notes:

(1) Excludes possible subsequent issuance of additional Shares based upon performance criteria (see "Item 12. Certain Relationships and Related Transactions-The Reorganization").


(2) Includes 4,000 shares for Mr. Whitney that are issued at June 30, 1999 upon exercise of a like number of options that are pursuant to consulting agreements with this individual.

(3) Includes 12,363 shares that are held by Mr. and Mrs. McGuire jointly with rights of survivorship.

(4) Includes 7782 Shares owned by The Venture Fund of Washington, a limited partnership. Mr. Whitney is a limited partner owning approximately 19% of the limited partnership.

(5) Includes 2,600 and 4,200 post split options currently exercisable under the Company's Directors' Stock Option Plan to Mr. Schubert and Mr. Whitney, respectively.

(6) Excludes 42,000 shares held by R T Robertson Consultants, Inc. as Trustee for certain creditors under terms of the Asset Agreement and 110,737 shares owned by Mrs. Reeves. Dr. Reeves disclaims beneficial ownership and personal interest in shares held by these related parties.

Item 12.      Certain Relationships and Related Transactions


Reverse Split, Authorization of Preferred shares and Name Change of the Company

             In accordance with the provisions of Section 228 of the Delaware General Corporation Law ("DGCL"), the Company gave written notice to its shareholders that six shareholders owning a total of 9,213,424 shares (51.4% of the then issued and outstanding common stock of the Company), representing not less than the minimum number of votes that would be necessary to authorize or take such action, by written consent without a meeting and without a vote, on May 2,2001, (the "Written Consent"), and in lieu of any meeting, agreed to the following shareholder actions:

         (1) To amend the Certificate of Incorporation to change the name of the Corporation to BRL Holdings, Inc.;

         (2) To amend the Articles of Incorporation to authorize a new class of shares, namely 5,000,000 shares of $0.10 per share value Preferred Stock, with the issuance of any such Preferred Stock, in such series and with such rights, powers, and designations thereof, to be determined by the Board of Directors as and when any shares of Preferred Stock are issued;

         (3) To reverse split the outstanding shares on a one-for-12.5 basis, so that the 17,924,238 pre-reverse common shares currently outstanding will become a total of 1,433,939 shares (all fractional shares to be rounded to the nearest whole share);

         (4) That, subject to the effectiveness of a registration statement on Form SB-2 or other applicable Form, the Corporation will distribute pro rata to its common shareholders, one share of the common stock of its subsidiary Biorelease Technologies, Inc. ("BTI") for each 25 pre-reverse split common shares held on the record date (a total of 800,000 shares to be distributed); and finally

         (5) That the officers and directors are authorized to submit this Information Statement pursuant to
                  Schedule 14C under the Securities Exchange Act of 1934 to all Company shareholders which did not sign the Written Consent. The record date for shareholders to be eligible for the reverse split and the BTI stock dividend is set as of May 31st, 2001.

         The actions of (1) changing the name to BRL Holdings, Inc., (2) authorizing the Preferred Stock, and (3) the reverse split, became effective on June 30, 2001 concurrent with the filing with the Delaware Secretary of State. On August 15th, 2001, the Company filed a Form 8K announcing its indefinite postponement of the spin-off of the Subsidiary shares.

The Asset Agreement effective June 30, 1999

         On April 1, 1999 and effective June 30, 1999, the Company entered into an Asset Agreement with R T Robertson Consultants, Inc. acting on behalf of itself and other creditors of the Company and the Subsidiary under which Robertson would acquire certain listed assets of the Company including the 150,000 Genesis preferred shares held by the Company, 550,000 restricted Company common shares held in treasury, 175,000 restricted shares of reissued Company stock originally issued to creditors but not released, all rights to recovery from Genesis Capital, and an option to acquire up to 60% of the interest held by the Company in the Subsidiary at the then book value in exchange for forgiveness of $67,918 in debt owed by the Company and the Subsidiary plus an indemnity in the amount of $167,749 for outstanding trade creditors of the Company and the Subsidiary. The bid price of the Company's shares on April 1, 1999 was $0.01 per share. As a result of the terms of this Asset Agreement, the Company was able to eliminate $242,276 in liabilities that will allow it to comply with the terms of the proposed Polar Molecular transaction. The Asset Agreement closed effective December 31, 2000 at which time the Company transferred all remaining shares held by the Company in the Subsidiary, retaining only 800,000 shares which the Company expects to issue ratable to its stockholders upon the filing of a Form 10SB registration statement. The date has not been established for the filing of the Form 10SB nor has the Company established a record date for such. The Company currently values these 800,000 Subsidiary shares at the book value per share of the Subsidiary.

The Subsidiary


         The   Company's   financial   statements   at  June  30,  2001  contain
consolidated operating results of Biorelease Technologies, Inc. ("the Subsidiary") for the first two quarters of the current fiscal year ended June 30, 2001. The June 30, 2001 Balance Sheet reflects the accounting of the Subsidiary under the equity method of accounting.

Proposed  Acquisition  of I-JAM  Entertainment  Assets by Newly  Formed
Subsidiary

On July 9, 2001, the Company formed a wholly owned Delaware subsidiary named I-JAM Entertainment, Inc. (I-JAM). I-JAM has agreed to acquire certain assets of I-JAM Multimedia LLC associated with producing and marketing digital book and music files and which include a license from Iomega for digital content on Iomega's Pocket Zip(TM) drives and disks and Hip Zip(TM) digital audio players.

Terms for the acquisition include staged subsidiary cash payments of $500,000 during calendar year 2001 plus $1,000,000 in subsidiary convertible preferred stock. The Company expects to organize I-JAM such that I-JAM will be owned jointly by the Company and a management group formerly associated with I-JAM Multimedia. Dr. R. Bruce Reeves, President of the Company, will serve as the initial I-JAM director and oversee the organization of the I-JAM subsidiary and will retain a minority ownership in the I-JAM subsidiary.

PART IV

Item 13.      Exhibits and Reports on form 8-K.

Reports on Form 8-K

         The Company has filed the following Reports on Form 8-K during the year ended June 30, 1995 with the principal office of the Securities and Exchange Commission in Washington, DC. Form 8-K filed with the Securities and Exchange Commission on September 29, 1994; Amendment No. 1 thereto (Form 8-K/A) filed with the Securities and Exchange Commission on November 3, 1994. Form 8-K filed with the Securities and Exchange Commission on September 20, 1999. Form 8-K filed with the Securities and Exchange Commission on March 14, 2000 and July 26, 2000. Forms 8-K were filed with the Securities and Exchange Commission on March 29, 2001, May 2, 2001, July 23, 2001 and August 15, 2001.

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

                                 BIORELEASE CORP


Dated: October 15, 2001              By   /s/Richard F. Schubert
                                        -----------------------------------
                                        Richard F. Schubert, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                          TITLE
DATE


/s/Richard F. Schubert              Chairman,
----------------------
October 15, 2001
Richard F. Schubert                 Director



/s/R. Bruce Reeves                  President
------------------
October 15, 2001
R. Bruce Reeves                     Principal Financial Officer

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                                 Does not apply.





[Data\BIO\Sec\10K\10KSB601]