Form 10QSB
period 2001-09-30
BIORELEASE CORP
filed 2001-11-19
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from July 1, 2001 to September 30, 2001

                          Commission File No. 000-15260

                               BRL Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                          88-0218411
       (State or other jurisdiction of               (Internal Revenue Service
       incorporation or organization)               Employer Identification No.)


                 340 Granite St. Suite 200, Manchester, NH 03102
           (Address of principal Executive offices including Zip Code)


                                 (603) 641-8443
                 Issuer's telephone number, including area code

Former name, former address and formal fiscal year, if changed since last report


         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ X ____ No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 4,610,939 shares of common stock, par value $.01 per share as of November 12, 2001.
-----------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One) Yes      No X
                                                         ----    ----

                               BRL Holdings, Inc.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                          Page
                                                                                                       Number

Item 1.    Financial Statements .........................................................................3

           Balance sheets as of September 30, 2001 (unaudited) and
           June 30, 2001.................................................................................3

           Statements of Operations for the Three Months Ended
           September 30, 2001 and 1992 (unaudited) ......................................................4

           Statements of Cash Flows for the three Months Ended
           September 30, 2001 and 1992 (unaudited) ......................................................5

           Notes to Unaudited Financial Statements ......................................................7

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

Item 4.    Submission of Matters to a Vote of Security Holders...........................................9

Item 5.    Other Information.............................................................................9

Item 6.    Exhibits and Reports on Form 8-K. ............................................................9


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statement

                                                          BRL HOLDINGS, INC.
                                 BALANCE SHEETS
                      September 30, 2001 and June 30, 2001

                                                                                   September                June 30,
                                                                                   30, 2001                    2001
                                                                                  (Unaudited)
                                 ASSETS
Current Assets:
   Cash                                                                                $  2,291                   $ 119
   Notes receivable                                                                      13,624                  13,624
   Other receivables                                                                        995                       -
   Prepaid expenses and other current assets                                                450                     980
                                                                                         ------                  ------
Total current assets                                                                     17,360                  14,723
                                                                                         ------                  ------
Equipment and leasehold improvements, net                                                    -                       -
                                                                                         ------                  ------
Other assets:
   Investments                                                                            6,382                   6,382
   Other non current assets                                                                   -                       -
                                                                                         ------                  ------
Total assets                                                                           $ 23,742                $ 21,105
                                                                                      =========                ========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
   Accounts payable                                                                  $   21,264                $  4,675
   Accrued expenses                                                                       8,850                  13,014
                                                                                         ------                  ------
        Total current liabilities                                                        30,114                  17,689

                                                                                              -                       -
                                                                                              -                       -
   Other liabilities - related party                                                     10,124                  10,124
                                                                                         ------                  ------
Total liabilities                                                                        40,238                  27,813
                                                                                         ------                  ------
Stockholders' equity (Deficiency):
     Common stock of $.01 par value, 50,000,000 shares authorized, 1,433,939 issued and outstanding at September 30, 2001 and
     June 30, 2001                                                                       14,339                  14,339
Additional paid-in capital                                                            7,137,282               7,137,282
Accumulated deficit                                                                  (7,168,117)             (7,158,329)
                                                                                        ------                  ------
Total Stockholder's Equity (Deficiencies)                                               (16,496)                 (6,708)
                                                                                        ------                  ------
Total liabilities and stockholders' equity (deficiencies)                            $  23,742                 $ 21,105
                                                                                     ==========                ========

                 The accompanying notes are an integral part of
                           the financial statements.

                               BRL HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                          Three Months Ended
                                                                              September 30,
                                                                               (Unaudited)

                                                                                               2000
                                                                             2001          Consolidated
                                                                             ----          -------------
Revenues                                                                   $     -        $   8,255
Cost of goods sold                                                               -            2,345
                                                                             ------          ------
Gross profit                                                                     -            5,910

Costs and expenses:
   General and administrative                                              (9,788)           (6,095)
                                                                          --------          -------
        Total costs and expenses                                           (9,788)           (6,095)
                                                                           -------  -       -------
   Loss from operations                                                    (9,788)             (185)
                                                                         ---------        ---------
   Other Income (Costs):
      Income from investee                                                       -                -
      Offering costs                                                             -           (7,846)
      Other income (expense)                                                     -             (898)
                                                                         ----------         --------
Total other expenses                                                       (     -)          (8,744)
                                                                         ---------          -------

Net (loss)/                                                            $   (9,788)         $ (8,929)
                                                                         =========         ========
Weighted average shares                                                  1,433,939       12,124,238
Basic and fully diluted loss per share                                 $    (0.00)        $   (0.00)

                 The accompanying notes are an integral part of
                           the financial statements.

                               BRL HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
          For the three Months Ended September, 2001 and 2000
                                   (Unaudited)
                                  -------------


                                                                                    Three Months Ended
                                                                                       September 30,

                                                                                    2001               2000
                                                                                    ----            Consolidated
Cash flows from operating activities:                                                               ------------
Net (loss)/Gain                                                                      $ (9,788)      $(8,929)
   Adjustments to reconcile net loss to net cash used in development activities:
     Depreciation and amortization                                                           -          157
   (Increase) Decrease in current assets:
     Accounts Receivable                                                                     -       (6,125)
      Inventories                                                                            -          794
     Other receivables                                                                   (995)          898
     Prepaid expenses and other current assets                                            530            -
   Increase (Decrease) in current liabilities:
     Accounts payable                                                                  16,589         2,423
     Accrued expenses                                                                  (4,164)        1,350
     Other current liabilities                                                               -            -
     Other liabilities                                                                       -        1,513
                                                                                --------------        -----

Net cash used in operating activities                                                $  2,172      $ (7,919)
                                                                                     ---------    ---------
    The accompanying notes are an integral part of the financial statements.

                               BRL HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
         For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                             Three Months Ended September 30,


                                                                        2001             2000
                                                                                     (Consolidated)
Cash flows from investing activities:

Net cash used in investing activities                        $ (             -) $                -
                                                             -----------------  ------------------
Cash flows from financing activities:
   Issuance of common stock, net                                             -                 (1)
   Payment of deferred offering costs                                        -               7,846

Net cash provided by investing activities                   $                -    $          7,845
                                                             -----------------  ------------------


Net increase (decrease) in cash                                          2,172                 (74)
Cash at beginning of period                                                119                 502
                                                                          ----                 ---
Cash at end of period                                               $    2,291            $    428
                                                            ==================  ==================

                 The accompanying notes are an integral part of
                           the financial statements.

                               BRL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

ITEM 1.    Basis of presentation

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended June 30, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

The financial statements of the Company for the current period and inception to date are the financial data of the Company. The prior year financial statements were consolidated with the Company's Subsidiary, Biorelease Technologies, Inc. at June 30, 2000 and for the quarter period ended September 30, 2000. On December 31, 2000 the majority of the Company's interest in its then held subsidiary, Biorelease Technologies, Inc. was sold leaving the Company without operations. When the Company controlled the Subsidiaries, the results of operations were primarily the business of the Subsidiary.

The results of operations for the three months ended September 30, 2001 were the losses of the Company ($9,788) as compared to September 30, 2000 wherein the loss of the Company ($14,003) was offset by net income of the subsidary of $5,074. Consisting of revenues of $8,255 cost of goods sold of $2,345 and administration expenses of $836.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following discussion includes the business of the Company. Since inception (1986) the Company has been engaged in the acquisition of businesses, raising capital, operating the businesses of Subsidiaries for the Company and searching for additional acquisition candidates. On December 31, 2000 the majority of the Company's interest in its then held subsidiary, Biorelease Technologies, Inc. was sold leaving the company without operations. Prior to that, the Company had acquired and divested itself of other businesses through mergers, spin off's, and the sale of the Company's investments. When the Company controlled the Subsidiaries, the results of operations were the business of the Subsidiaries. Currently the Company has no controlling interest in any company and has no operations. (See Item 5)

Three Months Ended September 30, 2001 and 2000


           For the three months ended September 30, 2001 the Company had no revenues, no costs of sales, administrative expenses of $9,788 and no other expenses yielding a net loss of $9,788 for the three months period ended September 30, 2001 as compared to the three months ended September 30, 2000 in which the Company including the Subsidiary had revenues of $8,255, cost of goods sold of $2,345, administrative expenses of $6,095, Offering costs of $7,846, other expenses of $898 and no income taxes resulting in a net loss of $8,929 of which the subsidary had not income of $5,074 and the company had net losses of $14,003.

Liquidity and Capital Resources

           From inception the primary source of capital has been the funds raised by the company from private offerings of its Common Stock and the sale of the Company's interest in subsidiaries.

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

                                     PART II

                                OTHER INFORMATION


Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None

Item 5.       Other Information

Effective November 12th, 2001, BRL Holdings, Inc. ("the Company") acquired 100% of the stock of AssureTec Systems, Inc. ("AssureTec") in a stock for stock transaction ("the Acquisition"). To complete the Acquisition, the Company issued 3,177,000 restricted shares of common stock. Further, 2,325,000 options for a like number of shares of common stock were issued to employees and consultants of AssureTec to replace options issued by AssureTec. 1,050,000 of these options are subject to continuing employment of the management team and the remaining 1,275,000 are subject to the management team meeting specific technical and financial milestones. Under terms of the Acquisition, all persons receiving shares and options issued under the Acquisition waived any rights to spin-off shares, if any such shares are issued by the Company, resulting from the Company's continuing sponsorship of three independent business units. A form 8k relating to the acquisition will be fixed by the Company within 5 days of the filing of this 10QSB.

Item 6.       Exhibits and Reports on form 8-K.

              None

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BRL HOLDINGS, INC.




November 19, 2001          By:  /s/ R. Bruce Reeves
                                -------------------

                                    R. Bruce Reeves, CEO and

                                    Principal Financial Officer