Form 10QSB
period 2001-12-31
BRL HOLDINGS INC
filed 2002-02-19
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________________

                           Commission File No. 0-15260

                               BRL Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                              88-0218411
       (State or other jurisdiction of       (Internal Revenue Service Employer
        incorporation or organization)        Identification No.)

              340 Granite St. Suite 200, Manchester, NH 03102-4004
                (Address of principal Executive offices Zip Code)


                                 (603) 641-8443
                 Issuer's telephone number, including area code

         Former name, former address and formal fiscal year, if changed since last report.


         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ X ____ No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 5,378,423 shares of common stock, par value $.01 per share as of February 14, 2001.
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

Item 1.    Financial Statements ...............................................3

           Consolidated Balance Sheet as of December 31, 2001 (unaudited)
           and Balance Sheet at June 30, 2001..................................3

           Consolidated Statements of Operations for the Three Months Ended December 31, 2001 and Statement of Operations for the six months ended December 31, 2001and from inception of development stage (November 9, 2001) until December 31,
           2001(unaudited).....................................................4

           Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001 and from inception of development stage (November 9, 2001) until
           December 31, 2001 (unaudited) ......................................5

           Notes to Unaudited Consolidated Financial Statements ...............7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation................................................9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................11

Item 2.    Changes in Securities .............................................11

Item 3.    Defaults Upon Senior Securities ...................................11

Item 4.    Submission of Matters to a Vote of Security Holders................11

Item 5.    Other Information..................................................11

Item 6.    Exhibits and Reports on Form 8-K. .................................11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statement

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                       December 31, 2001 and June 30, 2001

                                                                           December 31,               June 30,
                                                                          (Consolidated)
                                                                               2001                     2001
                                                                               ----                     ----
                                                                           (Unaudited)
                             ASSETS
Current Assets:
   Cash                                                              $             768       $            119
   Notes Receivable                                                             13,624                 13,624
   Other receivables                                                               995                      -
   Prepaid expenses and other current assets                                     2,100                    980
                                                                                ------                    ---
Total current assets                                                            17,487                 14,723
                                                                                ------                 ------
Property, software and equipment, net                                           61,602                      -
Other assets:
   Intangible assets, patent costs                                               8,161                      -
   Intangible assets - non compete agreements, net                             322,760                      -
   Investments in related party securities                                       6,382                  6,382
                                                                                 -----                  -----
Total assets                                                         $       $ 416,392       $       $ 21,105
                                                                             =========               ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
   Loans payable - related party                                     $          20,687       $              -
   Accounts payable                                                            128,630                  4,675
   Accrued expenses                                                             59,739                 13,014
                                                                                ------                 ------
        Total current liabilities                                              209,056                 17,689

   Other liabilities - related party                                            11,624                 10,124
                                                                                ------                 ------
Total liabilities                                                              220,680                 27,813
                                                                               -------                 ------
Stockholders' equity (Deficiency):
     Preferred stock of $.10 per share value, authorized 5,000,000 shares, no shares outstanding at December 31, 2001 and June 30, 2001
                                                                                    -                      -
     Common stock of $.01 par value,
            authorized 50,000,000 shares, 4,869,939 and                         48,699                 14,339
         1,433,939 issued and outstanding at December 31, 2001
         and June 30, 2001 respectively
Additional paid-in capital                                                   7,694,902              7,137,282
Accumulated deficit prior to development stage       activities
                                                                            (7,168,117)            (7,158,329)
Development stage accumulated earnings (deficit)                              (312,772)
                                                                           -----------            --------------

                                                                               262,712                 (6,708)
   Less: Deferred offering costs                                              (67,000)                      -
                                                                           -----------            --------------
Total Stockholder's Equity (Deficit)                                           195,712                 (6,708)
                                                                               -------            --------------
Total liabilities and stockholders' equity (deficit)                 $         416,392                 21,105
                                                                               =======                 ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               BRL HOLDINGS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months and Six Months Ended December 31, 2001
         and the Cumulative Period (October 2,2001) to December 31, 2001
                                   (Unaudited)


                                                                                                                         Inception
                                                                                                                       (November 9,
                                                                                                                            2001)
                                                   Three Months Ended December 31,     Six Months Ended December 31,         to
                                                   -------------------------------     -----------------------------

                                                     2001              2000              2001              2000    December 31, 2001
                                                     ----              ----              ----              ----    -----------------
                                                 (Unaudited)        (Unaudited)      (Unaudited)        (Unaudited)     (Unaudited)
Revenues                                   $         -       $      6,060      $          -      $       14,315      $           -
Cost of goods sold                                   -                353                 -               2,698                  -
                                                     -             ------                 -         -----------        -------------
Gross profit                                         -              5,707                 -              11,617                  -
Costs and expenses:
 Research and development                      (93,378)                 -           (93,378)                  -           (93,378)
 General and administrative income (expense)  (229,394)             4,451          (239,182)            (1,644)           (229,394)
                                              ---------             -----         ---------            --------          ---------
        Total costs and expenses              (322,772)             4,451          (332,560)             (1,644)          (322,772)
                                              ---------             -----         ---------             -------          ---------
   (Loss)/Gain from operations                (322,772)            10,158          (332,560)              9,973           (322,772)
                                              ---------            ------         ---------              ------           ---------
   Other Income (Costs):
      Offering costs                                 -             (1,697)                -             (10,441)                 -
      Other income (cost)                       10,000                  -            10,000                   -             10,000
      Realized loss for decline in value
        of investment                                -         (3,659,141)                           (3,659,141)                 -
     Gain on sale of assets                                                                               2,133                  -
                                                               ----------                           -----------                  -
                                                                    2,133
                                                     -                                          -
                                               -------                                   -
Total other income (cost)                       10,000         (3,658,705)           10,000          (3,667,449)            10,000
                                                ------         -----------           ------          -----------            ------
Gain (loss) before provision for (benefit
from) income taxes                            (312,772)        (3,648,547)        (322,560)         (3,657,476)          (312,772)
Provision for income taxes                           -                  -                 -                   -                  -
                                              --------                  -         ---------         ------------      --------------
Net gain (loss)                            $  (312,772)       $(3,648,547)      $  (322,560)      $  (3,657,476)      $ ($ 312,772)
                                              ========           ========         =========           =========          =========
Weighted average shares                      3,724,606         13,634,058         2,579,272          13,664,458          2,579,272
Basic and fully diluted loss per share     $      (.08)       $     (0.27)      $    ($0.13)      $      ($0.27)      $      ($.12)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended December 31, 2001 and 2000 and
            the Cumulative Period from Inception to December 31, 2001
                                   (Unaudited)
                                  ------------

                                                                                                               Inception
                                                                           Six Months Ended                  (November 9,
                                                                                                                 2001)
                                                                             December 31,                   To December 31,
                                                                        2001            2000                     2001
                                                                        ----            ----                     ----
Cash flows from operating activities:
Net (loss)/Gain                                                       $(322,560)     $ (3,657,476)            $(312,772)
   Adjustments to reconcile net loss to net cash used in
       development activities:
     Depreciation and amortization                                      47,240                 314               47,240
     Recognized loss on investment                                           -           3,659,141                    -
     (Gain) Loss on sale of assets                                           -              (2,133)                   -
     Common Stock issued in exchange for
         services rendered                                                   -                   -                    -
   (Increase) Decrease in current assets:
     Accounts Receivable                                                     -                   -                    -
     Inventories                                                             -              16,012                    -
     Other receivables                                                     (995)               898                    -
     Prepaid expenses and other current assets                           (1,120)                 -              (1,650)
     Related party securities                                                -              (9,131)                   -
     Other non-current assets                                                -                   -                    -
   Increase (Decrease) in current liabilities:
     Accounts payable                                                  144,642             (13,758)             128,053
     Accrued expenses                                                   46,725              (7,000)              50,889
     Other liabilities                                                  1,500               (1,000)               1,500
                                                                    ----------            ---------               -----
Net cash used in operating activities                              $  (84,568)          $  (14,133)            $(86,740)
                                                                   -------------        -----------            ---------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended December 31, 2001 and 2000 and
            the Cumulative Period from Inception to December 31, 2001
                                   (Unaudited)

                                                                                                        Inception
                                                                           Six Months Ended         (November 9, 2001)
                                                                             December 31,             To December 31,
                                                                        2001                  2000         2001
                                                                        ----                  ----         ----
Cash flows from investing activities:
   Purchase of fixed assets                                             (61,602)                 -            (61,602)
   Purchase of intangible assets                                       (378,161)                 -           (378,161)
   Proceeds from sale of assets                                              -              14,571                 -
                                                                       --------             ------              ------
Net cash used in investing activities                                 (439,763)             14,571           (439,763)
                                                                      ---------             ------           ---------
Cash flows from financing activities:
   Notes receivable                                                          -                   -                  -
   Notes payable                                                             -                   -                  -
   Issuance of common stock, net                                        591,980                  -            591,980
   Payment of deferred offering costs                                   (67,000)                 -            (67,000)
                                                                        -------            -------           --------
Net cash provided by investing activities                               524,980                  -            524,980
                                                                        -------            -------           --------

Net increase (decrease) in cash                                             649                438             (1,523)
Cash at beginning of period                                                 119                502              2,291
                                                                            ---                ---              -----
Cash at end of period                                                  $    768          $     940          $     768
                                                                       ========           ========          =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

Supplemental disclosure of non-cash transactions:

Cash paid for interest                                                        -                  -                  -

Stock issued for acquisition of subsidiary                              490,000                  -            490,000

Liabilities repaid through issuance of common stock                     101,980                  -            101,980


                                BRL HOLDING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

ITEM 1.    Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments associated with the AssureTec acquisition) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.


ITEM 2   Investment in related parted securities

         Under the terms of the Asset Purchase Agreement an option to acquire sixty percent (60%) of the Company's subsidiary was exercised effective December 31, 2000. Of the 4,582,122 shares of the subsidiaries common stock owned by the Company, 1,032,749 were given to certain directors and officers of the Company for services to the Subsidiary through June 30, 2000 and 2,749,373 shares were sold to an entity that is controlled by family members of the Company's President. A onetime charge to the statement of operations in the amount of $3,659,141 represents the original cost of Biorelease's investment in the subsidiary. The remaining basis of the 800,000 shares of common stock of the subsidiary, Biorelease Technology, Inc., is computed utilizing the equity method.

         In November 2001, BRL Holdings, Inc. ("the Company") acquired 100% of the stock of AssureTec Systems, Inc. ("AssureTec") in a stock for stock transaction ("the Acquisition"). The transaction was computed using the purchase method of accounting by issuing 3,177,000 shares of common stock at a discounted value of $490,000. The purchase price consisted of $60,000 of software, $7,500 of patent costs, $370,000 of non compete assets and $92,500 of purchased research and development costs net of $40,000 of liabilities assumed. (See Item
4)

Item 3.  Consolidation of financial statements

         For the three month period ended December 31, 2001 the Company was consolidated with AssureTec Systems, Inc. consolidation commenced on the purchase date, November 9, 2001. From January 2001 through October 2001 the Company had no business activities other than administrative costs necessary for remaining a publicly reporting entity.

         Through December 31, 2000 the financial statements of the Company were consolidated with its subsidiary, Biorelease Technologies, Inc. ("BTI"). From January 1, 2001 through October 31, 2001 the financial statements of the Company only included the business of the Company. In November 2001 the Company acquired AssureTec Systems, Inc. as a wholly owned subsidiary of the Company. (See Item 6. Exhibits and Reports on Form 8-K). In comparing the results of operations for 2000 the subsidiary, Biorelease Technologies, Inc. was a development stage company that had limited revenues and costs. The Company in divesting itself of substantially all of its investment in BTI recorded as a realized loss on investment of $3,659,141 at December 31, 2000.

Item 4.  Property, software and equipment, net

         The Company, with its acquisition of its subsidiary acquired $60,000 of computer software for its security technology that will be written over the estimated life of 3-5 years. No amortization was recorded in these financial statements.

Item 4   Non compete agreements

         The Company and its subsidiary had allocated $370,000 of the purchase price of the subsidiary as non compete agreement costs which will be amortized over the term of the contract and the non compete period subsequent to the termination of the various contracts that run for a period between 30 and 42 months. The amortization charged to the consolidated financial statements for the three months ended December 31, 2001 was $47,240.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following discussion includes the business of AssureTec Systems, Inc. (the "Subsidiary"), since the Company, prior to its acquisition of the Subsidiary, had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the acquisition of the Subsidiary by the Company.

Three Months Ended December 31, 2001 and 2000

         For the three months ended December 31, 2001, the Company, including the Subsidiary had no revenues, research and development costs of $93,378, general and administrative expenses of $229,394 and other income of $10,000 for a net loss of $312,772 as compared with the three months ended December 31, 2000 wherein the Company and its prior Subsidiary (BTI) had revenues of $6,060, cost of goods sold of $353, a reduction of administrative expenses of $4,451, offering costs associated with a terminated merger agreement with POLAR of $1,697, a realized loss for the decline in value of its investment in the subsidiary of $3,659,141, a gain in the sale of assets of $2,133 therein yielding a net loss of $3,648,547.

Six Months Ended December 31, 2001 and 2000

         For the six months ended December 31, 2001 the Company, including the subsidiary from November 9, 2001 through December 31, 2001 had research and development costs of $93,378, general and administrative expenses of $239,182, other income of $10,000 yielding a net loss of $322,560 as compared with the six months ended December 31, 2000 wherein the Company, including its previous subsidiary had revenues of $14,315, cost of goods sold of $2,698, net administrative expenses of $1,644, offering costs of $10,441, a realized loss for decline in value of investment of $3,659,141, a gain on sale of assets of $2,133 and no income taxes resulting in a net loss of $3,657,476. Without the one time charge off of the decline in value of investment in the subsidiary totaling $3,659,141 the Company would have a net income of $1,665 for the six months ended December 31, 2000.

Inception to December 31, 2001

         From November 9, 2001, the initial date of the consolidation of the Company with AssureTec Systems, Inc.'s activity, through December 31, 2001, the Company, including the Subsidiary, had revenues of $0, cost of goods sold of $0, research and developmental expenses of $93,378, general and administrative expenses of $229,394, other income of $10,000 thereby yielding an accumulated net loss of $312,772.

Liquidity and Capital Resources

         The Company including the subsidiary has a negative working capital. It's liquidity from inception until the closing of the Reorganization was primarily the funds of the Company and parties related to the Company.

Dividend Policy

         The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its subsidiary's business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

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

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on form 8-K.


Effective November 9th, 2001, BRL Holdings, Inc. ("the Company") acquired 100% of the stock of AssureTec Systems, Inc. ("AssureTec") in a stock for stock transaction ("the Acquisition"). To complete the Acquisition, the Company issued 3,177,000 restricted shares of restricted common stock. Further, 2,325,000 options for a like number of shares of common stock were issued to employees and consultants of AssureTec to replace options issued by AssureTec. 1,050,000 of these options are subject to continuing employment of the management team and the remaining 1,275,000 are subject to the management team meeting specific technical and financial milestones. Under terms of the Acquisition, all persons receiving shares and options issued under the Acquisition waived any rights to spin-off shares, if any such shares are issued by the Company, resulting from the Company's continuing sponsorship of three independent business units.

Prior management of the Company continues to hold three seats of four seats on the Company's Board of Directors and the Company's shareholders prior to the Acquisition, including shares issued to them in the Acquisition, now own 64% of the Company's common stock on a fully diluted basis. The Company believes the Acquisition does not represent a change of control of the Company.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BRL Holdings, Inc.




February 19, 2001          By:  /s/ R. Bruce Reeves
                                -------------------
                                R. Bruce Reeves, CEO and
                                Principal Financial Officer