Form 10-Q
period 2002-03-31
BRL HOLDINGS INC
filed 2002-05-20
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________________

                           Commission File No. 0-15260

                               BRL Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                8-0218411
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


         Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ X ____ No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 5,568,423 shares of common stock, par value $.01 per share as of May 13, 2002.
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


                                                        INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                       Number

Item 1.    Financial Statements .........................................................................3

           Balance Sheet as of March 31, 2002 (unaudited) and Balance Sheet at June 30, 2001.............3

           Consolidated Statements of Operations for the Three Months Ended
           March 31, 2002 and 2001 and for the nine months ended March 31, 2002 and 2001 and from inception of development stage (November 9, 2001)
           until March 31, 2002
           (unaudited)...................................................................................4

           Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001 and from inception of development stage (November 9, 2001) until March 31, 2002 (unaudited)............5

           Notes to Unaudited Consolidated Financial Statements .........................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation..........9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................11

Item 2.    Changes in Securities .......................................................................11

Item 3.    Defaults Upon Senior Securities .............................................................11

Item 4.    Submission of Matters to a Vote of Security Holders..........................................11

Item 5.    Other Information............................................................................11

Item 6.    Exhibits and Reports on Form 8-K. ...........................................................11


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statement

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                        March 31, 2002 and June 30, 2001


                                                                                    March 31,                          June 30,
                                                                                       2002                               2001
                                                                                       ----                               ----
                                                                                   (Unaudited)
                             ASSETS
Current Assets:
   Cash                                                                                 $   3,163                           $   119
   Notes Receivable                                                                             -                            13,624
   Other receivables                                                                          995                                 -
   Prepaid expenses and other current assets                                                1,575                               980
                                                                                           ------                               ---
Total current assets                                                                        5,733                            14,723
                                                                                            -----                            ------
Property, software and equipment, net                                                      66,015
Other assets:
   Intangible assets, patent costs                                                          8,161                                 -
   Intangible assets-non compete agreements, net                                          259,187                                 -
   Investments in related party securities                                                  6,382                             6,382
                                                                                            -----                             -----
Total assets                                                                            $ 345,478                          $ 21,105
                                                                                        =========                          ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
   Accounts payable                                                                     $ 204,276                          $  4,675
   Accrued expenses                                                                        36,530                            13,014
                                                                                           ------                            ------
        Total current liabilities                                                         240,806                            17,689

   Long term debt - notes to stockholders                                                 140,755                                 -
   Other liabilities - related party                                                            -                            10,124
                                                                                                -                            ------
Total liabilities                                                                         381,561                            27,813
                                                                                          -------                            ------
Stockholders' equity (Deficiency):
     Preferred stock of $.10 per share value, authorized 5,000,000 shares, no shares outstanding at March 31, 2002 and June 30, 2001

     Common stock of $.01 par value, authorized
            50,000,000 shares, 5,568,423 and 1,433,939 issued
         and outstanding at March 31, 2002 and June 30, 2001
         respectively                                                                      55,684                            14,339
Additional paid-in capital                                                              7,755,759                         7,137,282
Accumulated deficit prior to development stage       activities
                                                                                       (7,168,117)                       (7,158,329)
Development stage accumulated earnings (deficit)                                      (   666,009)                               -
                                                                                      -----------                        ----------
                                                                                          (22,683)                       (    6,708)
   Less: Deferred offering costs                                                      (    13,400)                                -
                                                                                      -----------                                 -
Total Stockholder's Equity (Deficit)                                                      (36,083)                       (    6,708)

Total liabilities and stockholders' equity (deficit)                                 $    345,478                      $     21,105
                                                                                          =======                            ======

The accompanying notes are an integral part of the consolidated financial statements.


                               BRL HOLDINGS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months and Nine Months Ended March 31, 2002
          and the Cumulative Period (November 9,2001) to March 31, 2002
                                   (Unaudited)

                                                                                                             Inception
                                                                                                             (November
                                                                                                                 9,
                                                                                                                2001)
                                               Three Months Ended March 31,    Nine Months Ended March 31,
                                               ---------------------------     ---------------------------
                                                                                                               To
                                                   2002         2001          2002           2001          March 31, 2002
                                                   ----         ----          ----           ----          --------------
                                                (Unaudited)   (Unaudited)  (Unaudited)     (Unaudited)        (Unaudited)
Revenues                                        $        -     $      -     $       -        $  14,315       $         -
Cost of goods sold                                       -            -             -            2,698                 -
                                                 ---------      -------      --------         ---------       ----------
                                                         -                          -           11,617                 -
Gross profit
Costs and expenses:
   Research and development                      (169,501)           -       (262,879)               -          (262,879)
   General and administrative income             (186,736)       (2,071)     (425,918)         (3,715)          (416,130)
                                                 ---------      -------     ---------         --------         ---------
   (expense)
        Total costs and expenses                 (356,237)       (2,071)     (688,797)          (3,715)         (679,009)
                                                 ---------      -------     ---------          -------         ---------
   (Loss)/Gain from operations                   (356,237)       (2,071)     (688,797)           7,902          (679,009)
                                                 ---------      -------     ---------           ------          ---------
   Other Income (Costs):
      Offering costs                                     -            -             -          (10,441)                -
      Option compensation                                -     (135,000)                      (135,000)
      Other income (cost)                            3,000            -        13,000                -            13,000
      Realized loss for decline in value
      of investment                                      -            -             -       (3,659,141)                -
     Gain on sale of assets                              -
                                                         -
                                                                 (8,331)                        (6,198)                -
                                                                -------     ---------          -------                 -
                                                                                    -
Total other income (cost)                            3,000     (143,331)       13,000       (3,810,780)          (13,000)
                                                     -----      ---------      ------      -----------          --------
Gain (loss) before provision for (benefit         (353,237)    (145,402)     (675,797)      (3,802,878)         (666,009)
from) income taxes
Provision for income taxes                               -            -             -                -                 -
                                                         -            -             -                -
Net gain (loss)                                  $(353,237)   $(145,402)   $ (675,797)     $(3,802,878)       ($ 666,009)
                                                 =========     ========     =========        =========         =========
Weighted average shares                          5,401,756   17,379,125     3,577,878       14,902,680         3,577,878
Basic and fully diluted loss per share          $     (.07)   $   (0.01)   $   ($0.19)     $    ($0.26)         $  ($.19)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended March 31, 2002 and 2001 and
             the Cumulative Period from Inception to March 31, 2002
                                   (Unaudited)
                                  ------------

                                                                                                        Inception
                                                                         Nine Months Ended             (November 9,
                                                                                                          2001)
                                                                             March 31,                 To March 31,
                                                                2002                     2001              2002
                                                                ----                     ----              ----
Cash flows from operating activities:
Net (loss)/Gain                                                   $  (675,797)     $ (3,802,878)       $     (666,009)
   Adjustments to reconcile net loss to net cash used
       in development activities:
     Depreciation and amortization                                   110,813                 334              110,813
     Recognized loss on investment                                         -           3,659,141                    -
     (Gain) Loss on sale of assets                                         -              (2,133)                   -
     Common Stock issued in exchange for
         services rendered                                                 -             135,000                    -
   (Increase) Decrease in current assets:
     Accounts Receivable                                                   -                   -                    -
     Inventories                                                           -              16,012                    -
     Other receivables                                                   (995)               898                    -
     Prepaid expenses and other current assets                           (595)                 -              (1,125)
     Related party securities                                              -                (800)                   -
     Other non-current assets                                              -                   -                    -
   Increase (Decrease) in current liabilities:
     Accounts payable                                                199,601             (13,696)             183,012
     Accrued expenses                                                 23,516              (7,000)              27,680
     Other liabilities                                               (10,124)                500              (10,124)

Net cash used in operating activities                     $         (353,581)         $  (14,622)           $(355,753)
                                                                  -----------         -----------           ----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended March 31,
                  2002 and 2001 and the Cumulative Period from
                 Inception (November 9, 2001) to March 31, 2002
                                   (Unaudited)

                                                                                                         Inception
                                                                           Nine Months Ended        (November 9, 2001)
                                                                               March 31,               To March 31,
                                                                        2002               2001                2002
                                                                        ----               ----                ----
Cash flows from investing activities:
   Purchase of fixed assets                                           (66,015)                  -              (66,015)
   Purchase of intangible assets                                     (378,161)                  -             (378,161)
   Proceeds from sale of assets                                             -              14,571                    -
                                                                     ---------              ------             ---------
Net cash used in investing activities                                (444,176)              14,571             (444,176)
                                                                     ---------              ------             ---------
Cash flows from financing activities:
   Notes receivable                                                    13,624                   -               13,624
   Notes payable                                                      140,755                   -              140,755
   Issuance of common stock, net                                      659,822                   -              659,822
   Payment of deferred offering costs                                 (13,400)                  -              (13,400)
                                                                      ---------              ------            ---------
Net cash provided from financing activities                           800,801                   -              800,801
                                                                      ---------              ------            ---------
Net increase (decrease) in cash                                         3,044                 (51)                 872
Cash at beginning of period                                               119                 502                2,291
                                                                     ---------              ------             ---------
Cash at end of period                                              $    3,163            $    451           $    3,163
                                                                    ==========            ========           ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Supplemental disclosure of non-cash transactions:

Cash paid for interest                                              -           -              -

Stock issued for acquisition of Subsidiary                    $490,000          -       $490,000

Liabilities repaid through issuance of common stock           $121,442          -       $223,422


                                BRL HOLDING, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

Item 1.    Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended June 30, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments associated with the AssureTec acquisition) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.


         Investment in related parted securities

         Under the terms of the Asset Purchase Agreement an option to acquire sixty percent (60%) of the Company's subsidiary, Biorelease Technologies, Inc. ("BTI"), was exercised effective December 31, 2000. Of the 4,582,122 shares of the subsidiaries common stock owned by the Company, 1,032,749 were given to certain directors and officers of the Company for services to the Subsidiary through June 30, 2000 and 2,749,373 shares were sold to an entity that is controlled by family members of the Company's CEO. A onetime charge to the statement of operations at December 31, 2001 in the amount of $3,659,141 represents the original cost of Biorelease's investment in the subsidiary. The remaining basis of the 800,000 shares of common stock of the subsidiary, Biorelease Technology, Inc., is computed utilizing the equity method.

         In November 2001, BRL Holdings, Inc. ("the Company" or "BRL")) acquired 100% of the stock of AssureTec Systems, Inc. ("AssureTec") in a stock for stock transaction ("the Acquisition"). The transaction was computed using the purchase method of accounting by issuing 3,177,000 shares of common stock of BRL at a discounted value of $490,000. The purchases price consisted of $60,000 of software, $7,500 of patent costs, $370,000 of non-compete assets and $92,500 of purchased research and development costs net of $40,000 of liabilities assumed.

         Consolidation of financial statements

         For six months and the nine months ended March 31, 2002 the Company was consolidated with AssureTec Systems, Inc. Consolidation commenced on the purchase date, November 9, 2001. From January 2001 through October 2001, the Company had no business activities other than administrative costs necessary for remaining a publicly reporting entity.


         Through December 31, 2000 the financial statements of the Company were consolidated with its subsidiary, Biorelease Technologies, Inc. ("BTI"). From January 1, 2001 through October 31, 2001 the financial statements of the Company only included the business of the Company. In November 2001 the Company acquired AssureTec Systems, Inc. as a wholly owned subsidiary of the Company. In comparing the results of operations for 2000 the subsidiary, Biorelease Technologies, Inc. was a development stage company that had limited revenues and costs. The Company, in divesting itself of substantially all of its investment in BTI, recorded as a realized loss on investment of $3,659,141 at December 31, 2000.

Property, software and equipment, net

         The Company, with its acquisition of its subsidiary acquired $60,000 of computer software for its security technology that will be written off over the estimated life of 3-5 years. No amortization was recorded in these financial statements.

         Non compete agreements

         The Company and its subsidiary had allocated $370,000 of the purchase price of the subsidiary as Non-compete agreement costs which will be amortized over the term of the contract and the non-compete period subsequent to the termination of the various contracts that run for a period between 30 and 42 months. The amortization charged to the consolidated financial statements for the three months end and the nine months ended March 31, 2002 was $63,573 and $110,813 respectively.

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

Three Months Ended March 31, 2002 and 2001

         For the three months ended March 31, 2002, the Company, including the Subsidiary had no revenues, research and development costs of $169,501, general and administrative expenses of $186,736 other income of $3,000 for a net loss of $353,237 as compared with the three months ended March 31, 2001 wherein the Company had administrative expenses of $2,071, option compensation of $135,000, a loss on the sale of assets of $8,331 therein yielding a net loss of $145,402.

Nine Months Ended March 31, 2002 and 2001

         For the nine months ended March 31, 2002 the Company, including the subsidiary from November 9, 2001 through March 31, 2002 had research and development costs of $262,879, general and administrative expenses of $425,918, other income of $13,000 yielding a net loss of $675,797 as compared with the nine months ended March 31, 2001 wherein the Company, including its previous subsidiary had revenues of $14,315, cost of goods sold of $2,698, administrative expenses of $3,715, offering costs of $10,441, option compensation cost of $135,000, a realized loss for decline in value of investment of $3,659,141, a loss on sale of assets of $6,198 and no income taxes resulting in a net loss of $3,802,878. Without the one time charge off of the decline in value of investment in the subsidiary totaling $0 at March 31, 2002 and $3,659,141 at March 31, 2001 the Company, including the subsidiary had a loss of $675,797 and $143,737 for the nine months ended March 31, 2002 and 2001, respectively.

Inception to March 31, 2002

         From November 9, 2001, the initial date of the consolidation of the Company with AssureTec Systems, Inc.'s activity, through March 31, 2002, the Company, including the Subsidiary, had revenues of $0, cost of goods sold of $0, research and developmental expenses of $262,879, general and administrative expenses of $416,130, other income of $13,000 thereby yielding an accumulated net loss of $666,009.

Liquidity and Capital Resources

         The Company including the subsidiary has a negative working capital. It's liquidity from inception until the closing of the Reorganization was primarily from the funds of a party related to the Company and notes from stockholders to the Company's subsidiary.

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

           BRL Holdings, Inc.




May 20, 2002                             By: /s/ R. Bruce Reeves
                                             -------------------
                                             R. Bruce Reeves, CEO and
                                             Principal Financial Officer