Form 10QSB/A
period 2002-03-31
BRL HOLDINGS INC
filed 2002-05-31
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB-A


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

                               BRL HOLDINGS, INC.


                                                        INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                                       Page
                                                                                                                      Number


Item 1.    Financial Statements ..........................................................................................3

           Balance Sheet as of March 31, 2002 (not reviewed and unaudited) and Balance Sheet at June 30, 2001.............3

           Consolidated Statements of Operations for the Three Months Ended
           March 31, 2002 and 2001 and for the nine months ended March 31, 2002 and 2001 and from inception of development stage (November 9, 2001)
           until March 31, 2002
           (not reviewed and unaudited)...................................................................................4

           Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001 and from inception of development stage (November 9, 2001) until March 31, 2002 (not reviewed and unaudited)............5

           Notes to Unaudited Consolidated Financial Statements ..........................................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation...........................9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................................................11

Item 2.    Changes in Securities ........................................................................................11

Item 3.    Defaults Upon Senior Securities ..............................................................................11

Item 4.    Submission of Matters to a Vote of Security Holders...........................................................11

Item 5.    Other Information.............................................................................................11

Item 6.    Exhibits and Reports on Form 8-K. ............................................................................11



PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statement

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                        March 31, 2002 and June 30, 2001



                                                                                    March 31,                          June 30,
                                                                                       2002                               2001
                                                                                       ----                               ----
                                                                             (Not Reviewed Unaudited)
                             ASSETS
Current Assets:
   Cash                                                                                 $   3,163                           $   119
   Notes Receivable                                                                             -                            13,624
   Other receivables                                                                          995                                 -
   Prepaid expenses and other current assets                                                1,575                               980
                                                                                           ------                               ---
Total current assets                                                                        5,733                            14,723
                                                                                            -----                            ------
Property, software and equipment, net                                                      66,015
Other assets:
   Intangible assets, patent costs                                                          8,161                                 -
   Intangible assets-non compete agreements, net                                          259,187                                 -
   Investments in related party securities                                                  6,382                             6,382
                                                                                            -----                             -----
Total assets                                                                            $ 345,478                          $ 21,105
                                                                                        =========                          ========


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
   Accounts payable                                                                     $ 204,276                          $  4,675
   Accrued expenses                                                                        36,530                            13,014
                                                                                           ------                            ------
        Total current liabilities                                                         240,806                            17,689

   Long term debt - notes to stockholders                                                 140,755                                 -
   Other liabilities - related party                                                            -                            10,124
                                                                                                -                            ------
Total liabilities                                                                         381,561                            27,813
                                                                                          -------                            ------
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


                               BRL HOLDINGS, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months and Nine Months Ended March 31, 2002
          and the Cumulative Period (November 9,2001) to March 31, 2002
                          (Not Reviewed and Unaudited)

                                                                                                             Inception
                                                                                                             (November
                                                                                                                 9,
                                                                                                                2001)
                                               Three Months Ended March 31,    Nine Months Ended March 31,
                                               ---------------------------     ---------------------------
                                                                                                               To
                                                   2002         2001          2002           2001          March 31, 2002
                                                   ----         ----          ----           ----          --------------
                                                (Not Reviewed                 (Not Reviewed                 (Not Reiewed
                                                 and Unaudited) (Unaudited)   and Unaudited) (Unaudited)    and Unaudited)
Revenues                                        $        -     $      -     $       -        $  14,315       $         -
Cost of goods sold                                       -            -             -            2,698                 -
                                                 ---------      -------      --------         ---------       ----------
                                                         -                          -           11,617                 -
Gross profit
Costs and expenses:
   Research and development                      (169,501)           -       (262,879)               -          (262,879)
   General and administrative income             (186,736)       (2,071)     (425,918)         (3,715)          (416,130)
                                                 ---------      -------     ---------         --------         ---------
   (expense)
        Total costs and expenses                 (356,237)       (2,071)     (688,797)          (3,715)         (679,009)
                                                 ---------      -------     ---------          -------         ---------
   (Loss)/Gain from operations                   (356,237)       (2,071)     (688,797)           7,902          (679,009)
                                                 ---------      -------     ---------           ------          ---------
   Other Income (Costs):
      Offering costs                                     -            -             -          (10,441)                -
      Option compensation                                -     (135,000)                      (135,000)
      Other income (cost)                            3,000            -        13,000                -            13,000
      Realized loss for decline in value
      of investment                                      -            -             -       (3,659,141)                -
     Gain on sale of assets                              -
                                                         -
                                                                 (8,331)                        (6,198)                -
                                                                -------     ---------          -------                 -
                                                                                    -
Total other income (cost)                            3,000     (143,331)       13,000       (3,810,780)          (13,000)
                                                     -----      ---------      ------      -----------          --------
Gain (loss) before provision for (benefit         (353,237)    (145,402)     (675,797)      (3,802,878)         (666,009)
from) income taxes
Provision for income taxes                               -            -             -                -                 -
                                                         -            -             -                -
Net gain (loss)                                  $(353,237)   $(145,402)   $ (675,797)     $(3,802,878)       ($ 666,009)
                                                 =========     ========     =========        =========         =========
Weighted average shares                          5,401,756   17,379,125     3,577,878       14,902,680         3,577,878
Basic and fully diluted loss per share          $     (.07)   $   (0.01)   $   ($0.19)     $    ($0.26)         $  ($.19)



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended March 31, 2002 and 2001 and
             the Cumulative Period from Inception to March 31, 2002
                          (Not Reviewed and Unaudited)
                                  ------------

                                                                                                        Inception
                                                                         Nine Months Ended             (November 9,
                                                                                                          2001)
                                                                             March 31,                 To March 31,
                                                                2002                     2001              2002
                                                                ----                     ----              ----
                                                                (Not Reviewed                            (Not Reviewed
                                                                 and Unaudited)                          and Unaudited)
Cash flows from operating activities:
Net (loss)/Gain                                                   $  (675,797)     $ (3,802,878)       $     (666,009)
   Adjustments to reconcile net loss to net cash used
       in development activities:
     Depreciation and amortization                                   110,813                 334              110,813
     Recognized loss on investment                                         -           3,659,141                    -
     (Gain) Loss on sale of assets                                         -              (2,133)                   -
     Common Stock issued in exchange for
         services rendered                                                 -             135,000                    -
   (Increase) Decrease in current assets:
     Accounts Receivable                                                   -                   -                    -
     Inventories                                                           -              16,012                    -
     Other receivables                                                   (995)               898                    -
     Prepaid expenses and other current assets                           (595)                 -              (1,125)
     Related party securities                                              -                (800)                   -
     Other non-current assets                                              -                   -                    -
   Increase (Decrease) in current liabilities:
     Accounts payable                                                199,601             (13,696)             183,012
     Accrued expenses                                                 23,516              (7,000)              27,680
     Other liabilities                                               (10,124)                500              (10,124)


Net cash used in operating activities                     $         (353,581)         $  (14,622)           $(355,753)
                                                                  -----------         -----------           ----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended March 31,
                  2002 and 2001 and the Cumulative Period from
                 Inception (November 9, 2001) to March 31, 2002
                          (Not Reviewed and Unaudited)

                                                                                                         Inception
                                                                           Nine Months Ended        (November 9, 2001)
                                                                               March 31,               To March 31,
                                                                        2002               2001                2002
                                                                        ----               ----                ----
                                                                       (Not Reviewed                          (Not Reviewed
                                                                        and Unaudited)                         and Unaudited)
Cash flows from investing activities:
   Purchase of fixed assets                                           (66,015)                  -              (66,015)
   Purchase of intangible assets                                     (378,161)                  -             (378,161)
   Proceeds from sale of assets                                             -              14,571                    -
                                                                     ---------              ------             ---------
Net cash used in investing activities                                (444,176)              14,571             (444,176)
                                                                     ---------              ------             ---------
Cash flows from financing activities:
   Notes receivable                                                    13,624                   -               13,624
   Notes payable                                                      140,755                   -              140,755
   Issuance of common stock, net                                      659,822                   -              659,822
   Payment of deferred offering costs                                 (13,400)                  -              (13,400)
                                                                      ---------              ------            ---------
Net cash provided from financing activities                           800,801                   -              800,801
                                                                      ---------              ------            ---------
Net increase (decrease) in cash                                         3,044                 (51)                 872
Cash at beginning of period                                               119                 502                2,291
                                                                     ---------              ------             ---------
Cash at end of period                                              $    3,163            $    451           $    3,163
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


         On May 20, 2002, the Company originally filed its Form 10QSB containing unaudited financial statements for the nine month period ending March 31, 2002 which had not been reviewed by the Company's public accounting firm. The Company received notice from its auditors on May 29, 2002 when they became aware that the Form 10QSB had been filed by the Company without such required review. The Company will file a second amended Form 10QSB with reviewed financials for the period ending March 31, 2002 immediately upon the completion of such review by it auditors. Investment in related parted securities


         Under the terms of the Asset Purchase Agreement an option to acquire sixty percent (60%) of the Company's subsidiary, Biorelease Technologies, Inc. ("BTI"), was exercised effective December 31, 2000. Of the 4,582,122 shares of the subsidiaries common stock owned by the Company, 1,032,749 were given to certain directors and officers of the Company for services to the Subsidiary through June 30, 2000 and 2,749,373 shares were sold to an entity that is controlled by family members of the Company's CEO. A onetime charge to the statement of operations at December 31, 2001 in the amount of $3,659,141 represents the original cost of Biorelease's investment in the subsidiary. The remaining basis of the 800,000 shares of common stock of the subsidiary, Biorelease Technology, Inc., is computed utilizing the equity method.

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

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None

Item 5.       Other Information


                  On May 20, 2002, the Company iriginally filed its Form 10QSB containing unaudited financial statements for the period ending March 31, 2002. Through an administrative error, the version of the financials contained in the Form 10QSB had not been reviewed by Good Swartz Brown & Bern, the Company's regularly emoloyed accountants. The Company received notice from its auditors on May 29, 2002 when they became aware that the 10QSB had been filed by the Company without such required review. The financial statements contained in this Form 10QSB have not been reviewed. The Company will file a second amended Form 10QSB with reviewed financials for the period ending March 31, 2002 immediately upon the completion of such review by its auditors.


Item 6.       Exhibits and Reports on form 8-K.

              None

              SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BRL Holdings, Inc.





May 30, 2002                             By: /s/ R. Bruce Reeves
                                             -------------------
                                             R. Bruce Reeves, CEO and
                                             Principal Financial Officer