Form 10QSB/A
period 2002-03-31
BRL HOLDINGS INC
filed 2002-06-19
CIK 797662

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

                                                 BRL HOLDINGS, INC..


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

Item 5.    Other Information............................................................................11

Item 6.    Exhibits and Reports on Form 8-K. ...........................................................11


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statement

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                        March 31, 2002 and June 30, 2001

                                                                                    March 31,                 June 30,
                                                                                       2002                      2001
                                                                                      ----                       ----
                                                                                   (Unaudited)
                             ASSETS
Current Assets:
   Cash                                                              $               3,163       $              119
   Notes Receivable                                                                      -                   13,624
   Other receivables                                                                   995                        -
   Prepaid expenses and other current assets                                         1,575                      980
                                                                                    ------                      ---
Total current assets                                                                 5,733                   14,723
                                                                                     -----                    ------
Property, software and equipment                                                    66,015
Other assets:
   Intangible assets, patent costs                                                   8,161                        -
   Intangible assets-non compete agreements, net                                   259,187                        -
   Investments in related party securities                                           6,382                    6,382
                                                                                     -----                    -----
Total assets                                                         $           $ 345,478       $         $ 21,105
                                                                                 =========                 ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
   Accounts payable                                                  $             204,276       $            4,675
   Accrued expenses                                                                 36,530                   13,014
                                                                                    ------                   ------
        Total current liabilities                                                  240,806                   17,689

   Long term debt - notes to stockholders                                          140,755                        -
   Other liabilities - related party                                                     -                   10,124
                                                                                   -------                   ------
Total liabilities                                                                  381,561                   27,813
                                                                                   -------                   ------
Stockholders' equity (Deficiency):
     Preferred stock of $.10 per share value, authorized 5,000,000 shares, no shares outstanding at March 31, 2002 and June 30, 2001
                                                                                           -                      -
     Common stock of $.01 par value, authorized
            50,000,000 shares, 5,568,423 and 1,433,939 issued
         and outstanding at March 31, 2002 and June 30, 2001
         respectively                                                               55,684                   14,339
Additional paid-in capital                                                       7,755,759                7,137,282
Accumulated deficit prior to development stage
     activities                                                                 (7,168,117)              (7,158,329)
Development stage accumulated earnings (deficit)                               (   666,009)                       -
                                                                               -----------               -----------
                                                                                   (22,683)                   (6,708)
   Less: Deferred offering costs                                                   (13,400)                        -
                                                                               ------------              -----------
Total Stockholder's Equity (Deficit)                                               (36,083)                   (6,708)
                                                                                   --------              -----------
Total liabilities and stockholders' equity (deficit)                 $             345,478                   21,105
                                                                                   =======           $       ======

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

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended March 31, 2002 and 2001 and
             the Cumulative Period from Inception to March 31, 2002
                                   (Unaudited)
                                  ------------

                                                                                                 Inception
                                                                    Nine Months Ended                    (November 9,
                                                                                                             2001)
                                                                             March 31,                    To March 31,
                                                                    2002                     2001              2002
                                                                    ----                     ----              ----
Cash flows from operating activities:
Net (loss)/Gain                                                   $  (675,797)     $ (3,802,878)  $          (666,009)
   Adjustments to reconcile net loss to net cash used
       in development activities:
     Depreciation and amortization                                   110,813                 334              110,813
     Recognized loss on investment                                         -           3,659,141                    -
     (Gain) Loss on sale of assets                                         -              (2,133)                   -
     Common Stock issued in exchange for
         services rendered                                           156,422             135,000              156,422
      Common stock issued in purchase of subsidiary
       technologies                                                   52,500                   -               52,500
   (Increase) Decrease in current assets:
     Notes receivable                                                 13,624                   -               13,624
     Inventories                                                           -              16,012                    -
     Other receivables                                                  (995)                898                    -
     Prepaid expenses and other current assets                          (595)                 -                (1,125)
     Related party securities                                              -                (800)                   -
     Other non-current assets                                              -                   -                    -
   Increase (Decrease) in current liabilities:
     Notes payable, stockholders for services                         83,755                    -              83,755
     Accounts payable                                                199,601             (13,696)             183,012
     Accrued expenses                                                 23,516              (7,000)              27,680
     Other liabilities                                               (10,124)                500              (10,124)
                                                                  ----------          -----------            --------

Net cash used in operating activities                     $        (47,280)          $  (14,622)            $(49,452)
                                                               -------------          -----------           ---------

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

                                                                                                                  Inception
                                                                           Nine Months Ended                (November 9, 2001)
                                                                               March 31,                       To March 31,
                                                                        2002               2001                     2002
                                                                        ----               ----                     ----
Cash flows from investing activities:
   Purchase of fixed assets                                            (6,015)                   -               (6,015)
   Purchase of intangible assets                                         (661)                   -                 (661)
   Proceeds from sale of assets                                              -              14,571                    -
Net cash used in investing activities                                   (6,676)             14,571               (6,676)
                                                                     -----------           ----------       -------------
Cash flows from financing activities:
   Notes payable                                                        57,000                   -               57,000
   Issuance of common stock                                                  -                   -                   -
   Issuance of common stock                                                  -                   -                   -
                                                                     -----------           ----------       -------------
Net cash provided from financing activities                             57,000                   -               57,000
                                                                     -----------           ----------       -------------

Net increase (decrease) in cash                                          3,044                 (51)                 872
Cash at beginning of period                                                119                 502                2,291
                                                                     -----------           ----------       -------------
Cash at end of period                                               $    3,163           $     451           $    3,163
                                                                     ==========            =========          ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

Supplemental disclosure of non-cash transactions:

Cash paid for interest                                                 -                -        -

Stock issued for acquisition of Subsidiary                            $490,000          -       $490,000

Liabilities repaid through issuance of common stock                   $121,442          -       $169,822


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

         Consolidation of financial statements

         For six months and the nine months ended March 31, 2002 the Company was consolidated with AssureTec Systems, Inc. Consolidation commenced on the purchase date, November 9, 2001. The Company is in the development stage and is being presented as such. From January 2001 through October 2001, the Company had no business activities other than administrative costs necessary for remaining a publicly reporting entity.

         Through December 31, 2000 the financial statements of the Company were consolidated with its subsidiary, Biorelease Technologies, Inc. ("BTI"). From January 1, 2001 through October 31, 2001 the financial statements of the Company only included the business of the Company that was not considered development stage. In November 2001 the Company acquired AssureTec Systems, Inc. as a wholly owned subsidiary of the Company and began reporting as a development stage enterprise. In comparing the results of operations for 2000 the subsidiary, Biorelease Technologies, Inc. was a development stage company that had limited revenues and costs. The Company, in divesting itself of substantially all of its investment in BTI, recorded as a realized loss on investment of $3,659,141 at December 31, 2000.

Property, software and equipment, net

         The Company, with its acquisition of its subsidiary acquired $60,000 of computer software for its security technology that will be written off over the estimated life of 3-5 years. As of March 31, 2002 the Company has approximately $66,000 of equipment and software that has not been placed in service therefore no depreciation or amortization was recorded in these financial statements.

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

         Notes Payable

         Notes payable, in the aggregate of $140,755 are due to the Company's wholly owned subsidiary by shareholders of the Company. In November 2001 a stockholder loaned the Company's subsidiary $57,000 that is due within one year at a rate of 5 percent per annum payable in either cash or stock. The remaining $83,755 represents notes issued in March 2002 to certain stockholders for services. These notes are without interest and are due when the Company's subsidiary reaches a capitalization of one million.

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

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of matters to a Vote of Securities Holders

              None

Item 5.       Other Information

              The Company originally filed this Form 10-QSB for the nine months ended March 31, 2002 on May 14, 2002. The Company's outside auditors had not reviewed that filing, on form 10-QSB. An amended return was filed on May 31, 2002 that reflected the oversight of an auditor's review. The Company's outside accounting firm has reviewed this filing. Certain disclosures and classifications have been corrected but there was no changes to the balance sheet or income statements on any of these filings.

Item 6.       Exhibits and Reports on form 8-K.

              None

              SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BRL Holdings, Inc.




June 19, 2002                           By: /s/ R. Bruce Reeves
                                            -------------------
                                           R. Bruce Reeves, CEO and
                                           Principal Financial Officer