Form 10KSB
period 2002-06-30
BRL HOLDINGS INC
filed 2002-11-14
CIK 797662

U. S. Securities and Exchange Commission
                        Washington, D. C.  20549

                             FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 2002
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  000-15260
                                      ---------

                          BRL Holdings, Inc.
                          ------------------
             (Name of Small Business Issuer in its Charter)

           Delaware                                      88-0218411
           --------                                      ----------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                 200 Perimeter Road, Manchester, NH  03102
                 -----------------------------------------
                  (Address of Principal Executive Offices)

               Registrant's Telephone Number: (603) 641-8443

                           Not Applicable
                           --------------
      (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act:

               Common Stock, One Cent ($0.01) Par Value
               -----------------------------------------

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X     No            (2)   Yes X     No
              ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: June 30, 2002, $0.00.

     For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 31, 2002 - $6,008,364. There are approximately 40,055,760 shares of our common voting stock held by non-affiliates.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PAST FIVE YEARS)

                               Not applicable.

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of outstanding shares of each of the Registrant's classes of common equity, as of the latest practicable date:

                             October 31, 2002

                           Common - 47,906,220*

     * We have effected a two (2) for one (1) stock split in the form of a 100% stock dividend on all of our outstanding securities that will also result in similar adjustments to all of our shares of common stock underlying our outstanding options, with a record date of October 4, 2002, a distribution date of November 8, 2002, and an ex-dividend date as of the opening of business on November 12, 2002. As adjusted, there are 6,622,800 shares underlying our outstanding options. Except as otherwise indicated, all share and per share data reflected in this Annual Report on Form 10-KSB has been retroactively restated to reflect this dividend.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

     See the Exhibit Index, Part III, Item 13.

   Transitional Small Business Issuer Format   Yes X   No
                                                  ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     July 1, 2000, to June 30, 2002.
     -------------------------------

     Effective November 9, 2001, we acquired 100% of the outstanding common stock of AssureTec Systems, Inc., a Delaware corporation ("AssureTec"), in a stock for stock transaction. We issued 6,354,000 shares of our "restricted securities" (common stock) and assumed AssureTec's obligations under options to purchase 4,750,000 shares of its common stock. See our 8-K Current Report dated November 9, 2001, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13.

     On April 1, 2002, we divested our majority interest in AssureTec, by exchanging, with substantially all of the AssureTec founders and consultants from whom our interest in AssureTec was initially acquired, 4,750,000 shares of our common stock for 4,750,000 shares of AssureTec and canceling options to purchase 4,750,000 of our common stock then held by these individuals. See our 8-K Current Report dated April 1, 2002, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13.

     Events Subsequent to June 30, 2002.
     -----------------------------------

     Effective October 3, 2002, we acquired 100% of the outstanding common stock of Element 21 Golf Company, a recently formed Delaware corporation ("Element 21"), in a stock for stock transaction ("the Acquisition"). To complete the Acquisition, we agreed to issue up to 48,904,420 shares of our common stock consisting of the issuance of 42,472,420 shares of "restricted securities" (common stock) and the assumption of Element 21's obligations under options granted by Element 21 to its officers, directors and consultants to purchase 6,432,000 shares of our common stock, in recognition of options to purchase a like amount of shares of Element 21 held by these individuals.
This Acquisition will be accounted for as a "reverse" acquisition using the purchase method of accounting, as the shareholders of Element 21 controlled our Company immediately following the Acquisition. We have not yet had an opportunity to determine the value of the shares issued in this transaction or to determine an appropriate basis for the allocation of the purchase price.

     For further information regarding this Acquisition, see our 8-KA Current Report dated October 2, 2002, that was filed with the Securities and Exchange Commission on November 5, 2002, and which included a copy of the Restated Agreement and Plan of Reorganization, together with all schedules and exhibits, and which is incorporated herein by reference. See the Exhibit Index, Part III, Item 13.

     Element 21 was formed on September 18, 2002,to acquire highly developed golf technology and to design, develop and market scandium alloy golf clubs. Scandium is Element No. 21 in the Periodic Table of Elements. When mixed with aluminum, scandium alloys are believed to exceed titanium with a higher strength to weight ratio of up to 25% and a specific density advantage of 55%. Scandium alloys are simply lighter, stronger and more cost effective than titanium. We intend to commercialize this advanced metal technology originally developed in the former Soviet Union for military applications during the 1980's. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station. For further information, see our 8-KA Current Report dated October 2, 2002, which is referenced in the Exhibit Index, Part III, Item 13.

     We have effected a two (2) for one (1) stock split in the form of a 100% stock dividend on all of our outstanding shares of common stock that will also result in similar adjustments to all of our shares of common stock underlying our outstanding options. Except as otherwise indicated herein, all share and per share data reflected in this Annual Report has been retroactively restated to reflect this dividend.

     We also resolved to effect by exemption from registration under the Securities Act or by registration under the Securities Act, a spin-off of our interests in two of our subsidiaries, Tech Ventures, Inc., a Delaware corporation ("Tech Ventures"), that was recently formed on June 19, 2002, to hold substantially all of our assets and business that we owned prior to the closing of the Element 21 Acquisition, and of Advanced Conductor Technologies, Inc., a Delaware corporation ("Advanced Conductor"), both with ex-dividend dates of October 25, 2002, and distribution dates to be set once it has been determined whether these distributions can be made without registration under the Securities Act or must be subject to a prior registration statement filed with the Securities and Exchange Commission under the Securities Act.

     All holders of shares and options issued or exchanged under the Element 21 Acquisition waived any right to any of the spin-off dividends as a condition to the Acquisition, but all were accorded the 100% dividend referenced herein.

     Copies of our Forms 10b-17 that were filed by us with the National Association of Securities Dealers, Inc. (the "NASD") respecting our dividends that were declared and discussed under this heading were attached to our 8-KA Current Report dated October 2, 2002, which is referenced in the Exhibit Index, Part III, Item 13.

     Historical Information Prior to June 30, 2001.
     ----------------------------------------------

     Historical information from our inception regarding our Company is contained under the heading "General", Part I, Item 1, of our 10-KSB Annual Report for the year ended June 30, 2001, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference, in the Exhibit Index, Part III, Item 13.

Business.
---------

     We presently have investments in five (5) entities which are discussed in
Item 6 under the heading "Results of Operations." Following our divestiture of a majority control in AssureTec on April 1, 2002, we had no material business operations in fiscal 2002 and through the date of our Element 21 Acquisition on October 3, 2002, which is referenced above under the heading "Business Development." In the immediate future, our business operations will be to design, develop and market scandium alloy golf clubs from the technology acquired in connection with this Acquisition. See our 8-KA Current Report dated October 2, 2002, which is referenced in the Exhibit Index, Part III,
Item 13.

     Principal Products or Services and their Markets.
     -------------------------------------------------

     During the fourth quarter of our fiscal year ended June 30, 2002, we divested ourselves of a majority interest in AssureTec. Since that date, we have been focusing on technologies that could be compatible with one of several of our sponsored affiliated companies (as that term is defined in Item 6 under the heading "Results of Operations") and AssureTec. AssureTec has recently received its first purchase order for its document authentication technology and products. We are also conducting "due diligence" inquiries on several power transmission technologies and advanced composite materials which we expect will allow our Advanced Conductor affiliate to be able to operate on its own following the planned dividend of these shares to our stockholders referenced above under the heading "Business Development" of this Item; however, no assurance can be given that these expectations will come to fruition.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

     We, independent of our present sponsorship affiliated subsidiaries companies, do not otherwise independently provide products or services. AssureTec has not yet established any formal distribution methods of its product.

     Status of Any Publicly Announced New Product or Service.
     --------------------------------------------------------

     AssureTec has announced a border and document authentication product. It plans to directly market this product and related services to an indeterminate number of organizations in both commercial and government markets, including departments in the U. S. Government. AssureTec's web site, www.AssureTec.com, contains additional information about its current operations and prospects.

     Information about our planned business operations following the Element 21 Acquisition is contained in our 8-KA Current Report dated October 2, 2002, which is referenced in the Exhibit Index, Part III, Item 13, and as briefly discussed above under the heading "Business Development" of this Item.

     Competitive Business Conditions.
     --------------------------------

     Each of our sponsored affiliates and AssureTec will compete with larger companies with far greater resources and financial support; as each of them is in the early stages of formulating their respective business operations and none has had any material revenues, it is difficult to ascertain what and who their direct and indirect competitors will be, with any certainty.

     Regarding the Element 21 technology, all major manufacturers of golf clubs and related equipment will be major competitors of our planned business operations, and all have greater resources, marketing capabilities and name recognition, among other factors, that will make it difficult for us to compete with them.

     Sources and Availability of Raw Materials.
     ------------------------------------------

     We believe that each sponsored affiliate and AssureTec have a satisfactory supply relationship consistent with the stage in which each currently operates.

     We also believe that there are sufficient raw materials available for use with respect to the Element 21 technology and the development of scandium alloy golf clubs.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

     None of our sponsored affiliates or AssureTec have reached the stage of development where the dependency on one or several customers is a significant issue; that is the same regarding our Element 21 technology.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
------------------------------

     None, except the patents acquired by us in the Element 21 Acquisition, which are U. S. Patent Nos. 5,597,529 issued on January 28, 1997, and 5.620,662, issued on April 15, 1997, initially filed by Ashurst Technologies, Inc. and acquired on January 7, 2001, by Dr. Hearn and Mr. Sindalovsky. Dr. Hearn and Mr. Sindalovsky assigned the golf applications under these patents to Element 21 immediately prior to our acquisition of 100% of the outstanding securities of Element 21, as disclosed in our 8-KA Current Report dated October 2, 2002, which is referenced in the Exhibit Index, Part III, Item 13, and as briefly discussed above under the heading "Business Development" of this Item. AssureTec also currently has several patent and trademark applications pending that are not deemed material to this Annual Report because of our divestiture of our majority interest in AssureTec in April, 2000, which is discussed above under the heading "Business Development" of this Item.

     Need for any Government Approval of Principal Products or Services.
     -------------------------------------------------------------------

     None of our sponsored affiliates has yet reached the stage of development wherein government approval issues have arisen; that is the same regarding our Element 21 technology. This is not expected to be an issue for AssureTec outside the normal government procurement process.

     Effects of Existing or Probable Governmental Regulations.
     ----------------------------------------------------------

          Sarbanes-Oxley Act.
          -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley
Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

         * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

         * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

         * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

          Penny Stock.
          ------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          *     with a price of less than five dollars per share;

          *     that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.
     This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

     Research and Development Expenses During Past Two Fiscal Years.
     ---------------------------------------------------------------

     There were no recognized research and development expenses incurred by us during the past two fiscal years, or by any of our sponsored affiliated entities, except the recognition of $262,879 in fiscal 2002, all of which was related to AssureTec. It is anticipated that research and development funds will be required with respect to our planned business operations of the development, manufacture and sale of scandium alloy golf clubs.

     Costs and Effects of Compliance with Environmental Laws.
     --------------------------------------------------------

     None of our sponsored affiliates or AssureTec have yet reached the stage of development wherein environmental issues have arisen; that is the same regarding our Element 21 technology; however, we cannot yet determine what, if any, of these types of regulations will affect our planned business operations of the development, manufacture and sale of scandium alloy golf clubs.

     Number of Employees.
     --------------------

     As of October 31, 2002, we have no employees, and we conduct our present and planned business operations with the assistance of independent consultants, including our former President, Dr. Reeves, who recently resigned as an officer and director of our Company following the Element 21 Acquisition referenced in our 8-KA Current Report dated October 2, 2002, which is referenced in the Exhibit Index, Part III, Item 13.

Item 2.  Description of Property.
---------------------------------

    We occupy space without expense provided by an affiliate of Dr. Reeves, our former President. This area, containing approximately 6,000 square feet of finished office, is shared with the Tech Ventures affiliated companies and several other affiliates of Dr. Reeves. The value of this space is not significant.

Item 3.  Legal Proceedings.
---------------------------

     We are not the subject of any pending legal proceedings; and to the knowledge of our management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

     Further, to the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2002.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

     Market Information.
     -------------------

     There has never been any "established trading market" for our shares of common stock. Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol "BRLN" as reflected below. No assurance can be given that any market for our common stock will develop in the future or be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of our management or others may have a substantial adverse impact on any such market.

     The range of high and low bid quotations for our common stock during each of the nine quarters in the period ended September 31, 2002, is shown below. Prices have not been adjusted to reflect the October 2002 stock dividend, are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
September 30, 2000                     $0.11               $0.11
December 31, 2000                      $0.11               $0.11
March 31, 2001                         $0.20               $0.28
June 30, 2001                          $0.02               $0.04
September 30, 2001                     $0.15               $0.15
December 31, 2001                      $0.15               $0.15
March 31, 2002                         $0.25               $0.25
June 30, 2002                          $0.30               $0.30
September 30, 2002                     $0.17               $0.15


Recent Sales of Restricted Securities.
--------------------------------------

     The following "restricted securities" have been sold by us during the past two years:

                     Fiscal Year Ended June 30, 2001
                     -------------------------------

Common Stock Issued for       Number of Shares Sold         Consideration
-----------------------       ---------------------         -------------
     Services(1)                     928,000                   $46,400

                     Fiscal Year Ended June 30, 2002
                     -------------------------------
Common Stock Issued for       Number of Shares Sold         Consideration
-----------------------       ---------------------         -------------
     Services(2)                   1,414,968                   $134,822
 Options Exercise(3)                 500,000                   $ 35,000
Subsidiary Exchange(4)               650,000                   $ 45,160

     (1) Shares issued for services were to President, R. Bruce Reeves (560,000); Kevin T. McGuire, Treasurer (40,000); Richard Schubert, Director (100,000); Richard Whitney, Director (100,000); and legal counsel, John B. Lowy, Esq. (128,000). All shares were valued at $0.05 per share.

     (2)  Services shares were issued as follows:
          Employees of AssureTec:       1,016,968 shares         $86,442
          Legal counsel, John B. Lowy:    318,000 shares         $34,980
          Consulting, Friedland Capital    80,000 shares         $13,400

     (3) Issued and exercised by Dr. Reeves and Mr. McGuire, our then President and Treasurer, respectively.

     (4) These are the net securities that remained outstanding resulting from the divestiture of our majority interest in AssureTec as described above under the heading "Business Development" of Item 1. These securities are owned by two persons, one of whom is Dr. Reeves' son, Robert T. Reeves.

     Holders.
     --------

     The number of record holders of our common stock as of October 31, 2002, was approximately 1,800; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

     Dividends.
     ----------

     There are no present material restrictions that limit our ability to pay cash dividends on common stock or that are likely to do so in the future. Except as indicated above under the heading "Business Development" of
Item 1, we have not paid any dividends with respect to our common stock, and do not intend to pay dividends in the foreseeable future. See Item 1 for information about our two (2) for one (1) stock split in the form of a 100% stock dividend, and our planned dividend of two of our subsidiaries to our stockholders. Except as otherwise indicated, all share and per share data reflected in this Annual Report has been retroactively restated to reflect this dividend.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operations.
-------------------

     During the next 12 months, we plan to design, develop and market scandium alloy golf clubs, based upon the technology we acquired in the Element 21 Acquisition. We have not yet formulated our business plan in this respect, so we are unable to determine what funds will be immediately necessary to implement our planned operations; however, we will need substantial funds, in either equity or debt investments, or partners, who can fund our planned research and development once our business plan has been formulated. There are no present arrangements or understandings with anyone to provide this required funding.

Results of Operations.
----------------------

     General.
     --------

     We presently have investments in several entities all of which are briefly discussed below and are held in our 100% subsidiary, Tech Ventures.
We have had no operations or revenues independent of these investments, except planned operations regarding our Element 21 golf technology, and currently, we rely on our business arrangements with Dr. Reeves, our former President and one of our former directors who is now a consultant to us, or his associates and affiliates, to evaluate possible merger and acquisition opportunities and other strategies to optimize value for our shareholders.

     Effective as of December 31, 2000, we reduced our ownership interest in Biorelease Technologies, Inc. ("BTI") from 92.5% to 15.9% through the transfer of 76.6% of its shares to an affiliate of Dr Reeves. During fiscal years ended June 30, 2002 and 2001, BTI's operations were minimal, as outlined in
Note 1 to our Consolidated Financial Statements. This entity is referred to throughout this Annual Report as a sponsored affiliate.

     In July 2001, we formed Advanced Conductor and I-JAM Entertainment, Inc. ("I-JAM") as wholly owned subsidiaries. These entities were formed in anticipation of two certain identified merger and acquisition transactions that were never consummated. These entities currently have no material operations and no sources of revenue, also as outlined in Note 1 to our Consolidated Financial Statements. These entities are also referred to throughout this Annual Report as sponsored affiliates.

     In November, 2001, following our acquisition of 100% of AssureTec, we began reporting as a development stage enterprise. We terminated this reporting basis effective April 1, 2002, upon our divestiture of a majority interest in that entity. At June 30, 2002, our ownership interest in AssureTec was 32.4%. AssureTec is a development stage company that has proprietary technologies in authenticating documents used for identification and to prevent fraud and terrorism. It has incurred research and development and general and administrative expenses, but has no revenues at this time. The management of AssureTec is currently seeking to raise capital sufficient to fund its operations during its development stage; it has not yet commenced its principal operations, has limited working capital; and no current sources of revenue, also as outlined in Note 1 to our Consolidated Financial Statements.

     In June 2002, we formed Tech Ventures at which time we transferred substantially all of our assets, subject to certain liabilities, to Tech Ventures, in exchange for both 100% of its outstanding common stock and its assumption of substantially all of our liabilities. This entity is also referred to throughout this Annual Report as a sponsored affiliate. Tech Ventures has had no operations or revenues independent of its investments in BTI, AssureTec, Advanced Conductor and I-JAM, also as outlined in Note 1 to our Consolidated Financial Statements.

Fiscal 2001 Compared to Fiscal 2002.
------------------------------------

     As further discussed in Note 1 to our Consolidated Financial Statements, during the two years ended June 30, 2002 and 2001, we consolidated BTI's operations through December 31, 2000, and accounted for it on an equity basis thereafter, and we consolidated AssureTec's operations from the date of its acquisition, November 9, 2001, through March 31, 2002 (the date of its divestiture), and accounted for it on an equity basis thereafter.

     During fiscal 2002, we had no revenues and no gross profits. The decrease from fiscal 2001 levels is associated with the fact that we now account for BTI on an equity basis of accounting and there were no revenues recorded by AssureTec during the period of in which its operations are consolidation with our operations. General and administrative expenses for the year were $605,701, of which $134,822 represented compensation recorded on the issuance of common stock for services performed by employees and consultants working for the benefit of AssureTec. The increase in general and administrative expenses of $518,250 over fiscal 2001 was primarily the result of activity at AssureTec that was not a component of our consolidated operations in fiscal 2001. Research and development expenses during this period were $262,879 representing activity at AssureTec. There were no such activities in the prior fiscal year. During fiscal 2002, we also recorded a loss from investee of $1,644 representing a $4,648 change from fiscal 2001. This change was a result of changes in activity within BTI that was accounted for on an equity basis of accounting for all of fiscal 2002. We also recognized other income of $13,000 during this period representing reimbursements of expenses from a third party. During the year ended June 30, 2001, we had revenues of $14,315; cost of revenues of 2,698; gross margin of $11,617; general and administrative expenses were 87,451; income from the entities in which we had invested of $3,004; other income of $6,602 and other costs of $10,159. As a result of this activity, we had a net loss of $(857,224) for the year ended June 30, 2002, as compared to a net loss of $(76,387) during the year ended June 30, 2001.

     As further discussed in Note 7 of our Consolidated Financial Statements, during fiscal 2002, we recorded approximately $618,000 of losses associated with our investment in AssureTec and our interest in AssureTec's operations subsequent to its acquisition by us. This amount would not have been significantly different had the acquisition of AssureTec occurred at the beginning of fiscal 2002. AssureTec was formed shortly before its acquisition by our Company and, accordingly, there would have been no effect on our Company's Consolidated Statement of Operations for the fiscal year ended June 30, 2001.

Liquidity and Capital Resources.
--------------------------------

     From our inception and as of the date of this Annual Report, our primary source of funds has been the proceeds from private offerings of our common stock and the common stock of our subsidiaries and advances from affiliates of Dr. Reeves to AssureTec. This trend is expected to continue until we are able to achieve profitable operations, if ever. Management's plans for our Company include securing a merger or acquisition and other strategies designed to optimize shareholder values. Subsequent to June 30, 2002, the Element
21 Acquisition was completed, with a plan to effect a distribution by dividend of our interest in Advanced Conductor and Tech Ventures, as discussed above under the heading "Business Development" of Item 1. However, no assurance that management will be successful in fulfilling all elements of it plans. The failure to achieve these plans will have a material adverse effect on our Company's financial position, results of operations and ability to continue as a going concern. As noted in our auditor's report dated November 12, 2002, there is substantial doubt about our Company's ability to continued as a going concern.

     New Accounting Pronouncements.
     ------------------------------

     Effective as of November, 2001, with the acquisition of AssureTec we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). The statement requires the use of the purchase method of accounting, requires the purchase price to be allocated to assets acquired and liabilities assumed, including intangible assets and specifies the types of intangible assets to be recorded.

     Effective with the adoption of SFAS 141, we adopted SFAS 142 "Goodwill and Other Intangible Assets." Under the terms of SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized. Rather, they are assessed for impairment at the date of adoption and then on an annual basis. Intangible assets with finite lives continue to be amortized over such lives.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a significant impact on our Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Management does not expect the adoption of SFAS No. 146 will have a material impact on our Company's financial position or results of operations.

     Critical Accounting Policies and Estimates.
     -------------------------------------------

     The use of the following accounting policies, each of which are further discussed in Note 1 of our Consolidated Financial Statements, had a significant effect on our Company's Consolidated Financial Statements.

          * Our Company's investment in AssureTec was accounted for on the consolidated basis through March 31, 2002, and on the equity method of accounting thereafter.

          * Our Company's Consolidated Financial Statements have been prepared on the basis we will continue as a going concern.

     The following estimates used in the preparation of our Company's Consolidated Financial Statements had a significant effect on those statements.

          * Our Company has established a reserve against our deferred tax asset reducing the carrying value to $0 at June 30, 2002 and 2001.

          * Our Company has established reserves against amounts due from related parties reducing the carrying value to $0 at June 30, 2002.

Item 7.  Financial Statements.
------------------------------

For the years ended June 30, 2002 and 2001.

     Independent Auditors' Report

     Consolidated Balance Sheet

     Consolidated Statements of Operations

     Consolidated Statements of Changes in Stockholders' Deficit

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements


                            BRL HOLDINGS, INC.

                           FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 2002 AND 2001

                         INDEPENDENT AUDITORS' REPORT


To: BRL Holdings, Inc.;

We have audited the accompanying consolidated balance sheet of BRL Holdings, Inc. (formerly Biorelease Corp.) and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2002 and 2001.These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of BRL Holdings, Inc. as of June 30, 2002 and the results of their consolidated operations and their cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of June 30, 2002, the Company has no business operations, has negative working capital of $32,303, an accumulated deficit of $8,042,722 and a total stockholders' deficit of $32,303 and for the year ended June 30, 2002 incurred a net loss of $857,224, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Good Swartz Brown & Berns LLP
Los Angeles, California
November 12, 2002
F-1

                              BRL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2002


                                    ASSETS


                                                           2002
Current assets                                             ----
 Cash                                                  $   1,148
 Prepaid expenses                                          1,050
                                                           -----



Total assets                                           $   2,198
                                                           =====


               See notes to consolidated financial statements.
                                     F-2

                              BRL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2002

                    LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                     2002
Current liabilities                                  ----
  Accounts payable                            $      8,814
  Due to related party                              20,687
  Accrued expenses                                   5,000
                                                    ------
     Total current liabilities                      34,501




Commitments (Note 4)

Stockholders' deficit
  Preferred stock of $.10 per share value,
     authorized 5,000,000 shares, no
     shares issued and outstanding at                    -

  Common stock of $.01 par value;
     50,000,000 shares authorized
     5,433,800 shares issued and outstanding        54,338
  Additional paid-in capital                     7,956,081
  Accumulated deficit                           (8,042,722)
                                                -----------
     Total stockholders' deficit                   (32,303)

     Total liabilities and
         stockholders' deficit                $      2,198
                                                     =====


                See notes to consolidated financial statements.
                                      F-3

                              BRL HOLDINGS, INC

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                                       2002     2001

Revenues
  Sales                                             $       -    $   14,315
                                                      ---------     --------
Cost of revenues                                            -         2,698
  Gross profit                                              -        11,617
Costs and expenses
  General and administrative                           605,701       87,451
  Research and development                             262,879            -
                                                      ---------     --------
     Total costs and expenses                          868,580       87,451
                                                      ---------     --------
     Loss from operations                             (868,580)     (75,834)
                                                      ---------     --------

Other income (expense)

  Income (loss) from investee                           (1,644)       3,004
  Offering costs                                             -       (9,543)
  Other income                                          13,000        6,602
  Loss on sale of assets                                     -        ( 616)
                                                      ---------     --------

     Other income (expense), net                        11,356         (553)

     Loss before provision for income taxes           (857,224)     (76,387)

Provision for income taxes                                   -            -

Net Loss                                            $ (857,224)  $  (76,387)
                                                      =========     ========

Basic and diluted weighted average shares             6,725,982    2,562,718
                                                      =========    =========

Basic and diluted loss per share                    $   ( 0.13)  $    (0.03)
                                                      =========    =========

               See notes to consolidated financial statements.
                                     F-4

                              BRL HOLDINGS, INC

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      YEARS ENDED JUNE 30, 2002 AND 2001

                                          Common       Common     Additional
                                          Stock        Stock      Paid- in
                                          Shares       Amount     Capital
                                          ------       ------     -------
Balance, June 30, 2000                   1,939,878    $ 9,699   $ 7,095,522
  Issuance of common stock for
     services                              928,000      4,640        41,760
  Expense of deferred offering costs             -          -             -
  Net loss                                       -          -             -
                                           -------      -----        ------
Balance, June 30, 2001                    2,867,878    14,339     7,137,282
  Rounding adjustment from reverse              954         5            (5)
     stock split
  Issuance of common stock for services   1,414,968     7,075       127,747
  Exercise of common stock options          500,000     2,500        32,500
  Issuance of common stock to a quire
     stock of subsidiary                  6,354,000    31,770       498,230
  Company shares received and retired as
     consideration for sale of interest
     in subsidiary                       (5,704,000)  (28,520)       28,520
  Net effect of subsidiary transaction
     (Note 1)                                     -         -       131,807
  Stock split in the form of a dividend                27,169
     (Note 10)
  Net loss                                        -         -             -
                                         ----------   -------      --------
Balance, June 30, 2002                    5,433,800    54,338     7,956,081

                              BRL HOLDINGS, INC

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      YEARS ENDED JUNE 30, 2002 AND 2001

(continued)
                                                                 Total
                                                    Deferred     Stockholders'
                                     Accumulated    Offering     Equity
                                     Deficit        Costs        (Deficit)
                                     -------        -----        ---------
Balance, June 30, 2000             $ (7,081,942)  $ (13,376)    $     9,903
  Issuance of common stock for
     services                                                        46,400
  Expense of deferred offering costs          -      13,376          13,376
  Net loss                              (76,387)          -         (76,387)
                                       ---------     -------       ---------
Balance, June 30, 2001               (7,158,329)          -          (6,708)
  Rounding adjustment from reverse
     stock split                                                          -
  Issuance of common stock for services                              134,822
  Exercise of common stock options                                    35,000
  Issuance of common stock to a quire
     stock of subsidiary                                             530,000
  Company shares received and retired as
     consideration for sale of interest
     in subsidiary                                                         -
  Net effect of subsidiary transaction
     (Note 1)                                                        131,807
  Stock split in the form of a dividend
     (Note 10)                          (27,169)                           -
  Net loss                             (857,224)                    (857,224)
                                       ---------    ---------       ---------
Balance, June 30, 2002             $ (8,042,722)  $         -      $ (32,303)
                                       =========    =========       =========


                See notes to consolidated financial statements.
                                      F-5

                              BRL HOLDINGS, INC

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                                   2002               2001
Cash flows from operating activities
  Net loss                                     $(857,224)         $ (76,387)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities
     Depreciation and amortization               110,813                353
     Net effect of subsidiary transactions       131,807                  -
     Income (loss) from investee                   1,644             (3,004)
     Common stock issued in exchange for
       services rendered                         134,822             59,776
     Write off of subsidiary investment
       due to conversion to equity
       method accounting                         423,925                  -
     Provision for uncollectable note
       receivable                                 13,624                  -
     (Increase) decrease in
        Inventory                                      -                885
        Prepaid expenses and other
            current assets                           (70)              (980)
        Other receivables                              -             29,447
     Increase (decrease) in
        Accounts payable                           4,139            (10,117)
        Other liabilities-related party          (10,124)                 -
        Accrued expenses                         (26,986)            10,014
                                                 --------            ------
       Net cash provided by (used in)
          operating activities                   (19,658)             9,987

Cash flow from investing activities
    Notes receivable                                   -            (13,624)
    Investment                                         -             (5,397)
                                                  --------           -------
       Net cash used in investing activities           -            (19,021)

                                                  --------           -------
Cash flows from financing activities
    Due to related party                           20,687             9,124
    Net cash provided from financing activities    20,687             9,124

                                                  --------           -------

    Net increase in cash                            1,029                90

Cash, beginning of year                               119                29

Cash, end of year                              $    1,148          $    119

               See notes to consolidated financial statements.
                                     F-6

                              BRL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001

1.Organization and Summary of Significant Accounting Policies
  -----------------------------------------------------------
     Reporting Entity
     ----------------
     The financial statements and related notes have been prepared from the books and records of BRL Holdings, Inc., (the "Company" or "BRL" formerly Biorelease Corp or Biorelease). As further discussed in Note 10, as of the consummation of the transactions and events discussed therein, the reporting entity will change from the Company to Element 21 Golf Company.

     Organization and Basis of Presentation
     --------------------------------------
     The Company has investments in several entities all of which are discussed below. It has no operations and revenues independent of these investments and currently relies on business arrangements with Dr. Reeves, its President as of June 30, 2002, or his affiliates to evaluate possible merger and acquisition opportunities. In November 2001 following it's acquisition of 100% AssureTec Systems, Inc. ("AssureTec"), the Company began reporting as a development stage enterprise. The Company terminated this reporting basis effective April of 2002 upon the divestiture of a majority interest in that entity.

     In December of 2000 the Company transferred substantially all of its ownership interest in Biorelease Technologies, Inc. ("BTI") to R T Robertson Consultants ("Consultants") an affiliate of Dr. Reeves (see Note 9) in exchange for the assumption of certain liabilities of BTI and the Company. BTI and the Company had common management and common Board of Directors. Following this, Consultants exercised an existing option to acquire shares of BTI. As a result of these transactions the Company's ownership interest in BTI decreased from 92.5% at June 2000 to 15.9% at June 2001. Through December of 2000 the Company consolidated its financial statements with those of BTI. Beginning January 1, 2001, the Company adopted the equity method of accounting for its investment in BTI. The equity method was adopted in recognition of the commonality of management between the Company and BTI. .

     In May of 2001 of the Company declared a reverse split of the then outstanding common stock of the Company on a one-for-12.5 basis. This split has been reflected retroactively in the accompanying financial statements and accordingly all share and per share amounts have been restated.

     In July of 2001 the Company formed Advanced Conductor Technologies, Inc ("ACT") and I-JAM Entertainment, Inc. (I-JAM) as wholly owned subsidiaries. These entities were formed in anticipation of certain merger and acquisition transactions, which were never consummated. These entities currently have no operating business and no sources of revenue. The Company's financial statements include those of both entities on a consolidated basis.

     In November 2001, the Company issued 6,354,000 shares of its common stock under an Acquisition Agreement (the "Acquisition") with AssureTec wherein the Company received 100% of AssureTec's common stock. Effective April 1, 2002 the Company repurchased 5,704,000 shares of its common stock issued in connection with the Acquisition from founding stockholders of AssureTec in exchange for a like number of AssureTec common stock held by the Company. As a result of these transactions and the issuance of additional shares of AssureTec to employees on the exercise of stock options the Company's ownership fell to
34.2 % of AssureTec as of June 30, 2002. Immediately prior to the Acquisition Dr Reeves and his Affiliates owned 48.5% of AssureTec.

     During the period from the date of the Acquisition through March 31, 2002 the Company's financial statements included those of AssureTec on a consolidated basis. Beginning April 1, 2002, the Company adopted the equity method of accounting for its investment in AssureTec. The equity method was adopted in recognition of the reduction of its ownership interest below 50%. Upon adopting the Equity method of accounting, the Company recorded an adjustment in Additional Paid In Capital in the amount of $131,807 representing the excess of the losses of AssureTec recorded prior to adopting this method over the Company's net unamortized cost of its investments. This adjustment is reflected as "Net effect of subsidiary transaction" in the accompanying Statement of Changes in Stockholders Deficit. As further discussed in Note 7 the Company has recorded approximately $618,000 of losses associated with its investment in AssureTec and its interest in AssureTec's operations subsequent to the Company's acquisition. This amount would not have been significantly different had the acquisition of AssureTec occurred at the beginning of fiscal 2002. AssureTec was formed shortly before its acquisition by the Company and, accordingly, there would have been no effect on the Company's statement of operations for the fiscal year ended June 30, 2001.

     In June of 2002, the Company formed Tech Ventures, Inc., ("TVI") to which it transferred substantially all of the Company's assets in exchange for the assumption by TVI of substantially all of the Company's liabilities and an indemnity in favor of the Company. The Company's financial statements included those of TVI on a consolidated basis.

     As further discussed in Note 10, in October of 2002 of the Company declared a 2 for 1 stock split in the form of a stock dividend. This has been reflected retroactively in the accompanying financial statements and accordingly all share and per share amounts have been restated.

                              BRL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001

1.Summary of Significant Accounting Policies - Continued
  ------------------------------------------

     Principles of Consolidation
     -------------------------
     The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Equity Method Accounting
     ------------------------
     The Company uses the equity method of accounting for all unconsolidated subsidiaries when management determines it has the ability to exercise significant influence over the subsidiary. Accordingly, the recognition of net losses will be discontinued when the net losses exceed the Company's investment and funding commitment to that subsidiary. Net income from that subsidiary will be recognized after the subsidiary's net income exceeds the Company's investment and funding commitment in that subsidiary.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Future Operations/Going Concern
     -------------------------------
     These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed earlier the Company has no business operations of its own and has no sources of revenue. Its investment in its subsidiaries is not expected to produce a significant amount of cash or revenue for the Company. Further, as of June 20, 2002, the Company has negative working capital of $32,303, an accumulated deficit of $8,042,722 and a total stockholders' deficit of $32,303 and for the year ended June 30, 2002 incurred a net loss of $857,224, all of which raise substantial doubt about the Company's ability to continue as a going concern.

     Managements' plans for the Company include securing a merger or acquisition and other strategies designed to optimize shareholder values.. Subsequent to June 30, 2002, management has located a reverse merger candidate and has proposed a plan to spinout the pre-reverse merger assets and liabilities. Those plans are described below, however, no assurance can be made that management will be successful in fulfilling all elements of it plan. The failure to achieve these plans will have a material adverse effect on the Company's financial position, results of operations and ability to continue as a going concern.

     As further discussed in Note 10 to the financial statements, in October of 2002 the Company acquired Element 21 Golf Company ("Element 21"), a development stage company recently formed to design, develop and market scandium alloy golf clubs. This acquisition will be accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Element 21 will control the Company immediately following the acquisition. Consequently, as of the acquisition date the reporting entity will consist of the operations of Element 21. Element 21 had not yet commenced its principal operations.

     As discussed in Note 10 to the financial statements, in October of 2002 the Company plans to distribute its ownership in AssureTec and substantially all other assets, excluding its investment in Element 21 Golf Company, to shareholders of the Company.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company's financial instruments consist of cash, short-term receivables and payables. The carrying value of all instruments approximates their fair value.

     Revenue recognition
     -------------------
     Revenues from product sales are recorded when shipped.

     Stock-Based Compensation
     ------------------------
     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non employees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                              BRL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001

1.Summary of Significant Accounting Policies - Continued
  ------------------------------------------

     Equipment
     ---------
     Equipment is stated at cost. Depreciation and amortization are provided using an accelerated method over the estimated useful lives of three to seven years. Repairs and maintenance are charged to expense when incurred. Any gain or loss resulting from the disposal of equipment is included in operations and the cost and related accumulated depreciation are removed from the respective account balances.

     Income Taxes
     ------------
     Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period of deferred tax assets and liabilities.

     Loss Per Common Share
     ---------------------
     Loss per common share is computed using the weighted-average number of common shares outstanding during each period. Options to purchase 190,800 and 222,116 shares of common stock outstanding as of June 30, 2002 and 2001, respectively are not included in the Company's computation of loss per share for the periods included in the accompanying financial statements, as the inclusion of these shares would be anti-dilutive; therefore, diluted loss per share is equal to basic loss per share.

As of June 30, the net loss per share was calculated as follows:


                                                2002           2001
                                                 ----         ----
     Net loss                              $   (857,224)  $   (76,387)
     Weighted Average Shares                  6,725,982     2,562,718

     Basic and diluted loss per share      $    (0.13)    $   (0.03)
                                                ======        ======

     The weighted average shares outstanding for this calculation has been retroactively re-stated for the stock dividend referred to in Note 10.

     New Accounting Pronouncements
     -----------------------------
     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations.

     In July 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Management does not expect the adoption of SFAS No. 146 will have a material impact on the company's financial position or results of operations.

                              BRL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001

2. Note receivable
   ---------------
     The Company has a note receivable from a former merger candidate. The principal amount of the note is $13,624 and bears interest at 12%. The note is unsecured, but is personally guaranteed by the president of the merger candidate. The note was due June 24, 2001 and then extended until December 31, 2001. During fiscal 2002 the Company recorded a valuation reserve against this asset equal to the entire amount due.

3.   Equipment
      ---------
     Equipment consisted of the following as of June 30:

                                                               2002
                                                               ----

     Equipment                                            $    9,185
     Furniture and fixtures                                        -
                                                               -----
                                                               9,185
     Less accumulated depreciation                            (9,185)

                                                          $        -
                                                               =====

Depreciation expense for the year ended June 30, 2001 was $353.

4.Commitments
  -----------
     The Company has had no leased premises since 1997. Through June 30, 2002 the Company was provided office space by R T Robertson Consultants, a related party, without charge. Effective July 1, 2002, the Company is occupying space provided by AssureTec. The Company expects to maintain its offices in this location without charge. The estimated fair value of the space is not significant.

                              BRL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001

5.Income Taxes
  ------------
     The Company has not filed federal or state tax returns for any of the calendar years subsequent to December 31, 1993. Management expects there will be no federal tax liability for these years then ended.










     The net current and long-term deferred taxes consisted of the following components as of June 30:
                                                     2002 Tax Effect
                                                     ---------------
                                        Asset                Liability
                                        -----                ---------
    Item                  Total   Current   Long-Term    Current    Long-Term
    ----                  -----   -------   ---------    -------    ---------
Book to tax adjustment $ (4,172)  $      -  $      -     $(4,172)   $       -
Net operating loss
    deduction           550,180          -   550,180           -            -
                        -------   --------   --------     -------   ---------
                        546,008          -   550,180      (4,172)           -
Valuation allowance    (546,008)  (      -) (550,180)      4,172            -

                      $       -  $       -  $      -     $     -    $       -
                        =======   ========   ========     ========  =========



                                                     2001 Tax Effect
                                                     ---------------
                                        Asset                Liability
                                        -----                ---------
    Item                  Total   Current   Long-Term    Current    Long-Term
    ----                  -----   -------   ---------    -------    ---------
Book to tax adjustment  $(1,699) $    135  $       -    $ (1,834)  $        -
Net operating loss
  deduction             427,457         -    427,457           -            -
                        -------   -------   --------     ---------  ---------
                        425,758       135    427,457      (1,834)           -
Valuation allowance    (425,758)      135   (427,457)      1,834            -

                      $       -  $       -  $      -     $     -    $       -
                        =======   ========   ========     ========  =========

  Changes in the valuation allowance were as follows:

               Balance June 30, 2000     $  1,110,850
                    Net  decrease            (685,092)
                                            ---------
               Balance June, 30, 2001         425,758
                    Net  increase             120,250
                                            ---------
               Balance June 30, 2002    $     546,008
                                            =========

     A valuation allowance equivalent to 100% of the deferred tax asset has been established since it is more probable than not that the Company will not be able to recognize a tax benefit for the asset. The net operating losses expire at various dates through 2022.

                              BRL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001
6.   Equity
     ------
     As of June 30, 2002 there are two stock option plans in effect, the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan). The Directors' Plan allows for the grant of options to purchase up to 250,000 shares of the Company's common stock at an exercise price no less than the stock market price at the date of grant. Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Option Plan allows for the grant of options to employees purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 1,000,000 shares, at an exercise price equal to the stocks market price at the date of grant. Vesting and expiration dates are set by the Board

     During fiscal 2002 Dr. Reeves the Company's President and a consultant who serves as the Company's Treasurer were granted options to purchase up to 450,000 and 50,000 shares of common stock, respectively at an exercise price of $.07. In March 2002 these options were exercised.

                              BRL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001

6. Equity - Continued

     A summary of the Company's stock option plans as of June 30, 2002 and 2001 and changes during the year are presented below:

                                                        Options Granted to
                  Director Plan       Option Plan       Service Providers
                  -------------       -----------       -----------------
                         Weighted           Weighted                Weighted
                Number    Average   Number   Average      Number     Average
                  of     Exercise     of    Exercise        of      Exercise
               Options     Price    Options   Price       Options     Price
               -------     -----    -------   -----       -------     -----
Options
 outstanding,
 June 30, 2000  22,000    $ 17.19            $            226,100    $  4.32
Options Granted
September 30,
 2000           3,200        .625                               -
Options expired
 June 30, 2001      -                                     (29,184)      4.32
Options
 outstanding
 June 30, 2001  25,200       8.63                         196,916       4.32
Options granted
 September 2001 40,000        .16
Options granted
 October 2001                      500,000      .07
Options exercised
 March 2002                       (500,000)     .07

Options expired
 June 30, 2002       -          -        -        -      (71,316)       4.32
                 -----      -----    -----    -----       ------       -----

Options outstanding
 June 30, 2002 65,200     $  5.90  $     0   $    -      125,600      $ 4.32
               ======       =====    =====    =====      =======       =====

     As of June 30, 2002 all outstanding options are currently exercisable. The range of exercise prices is $.17 to $37.50 as of June 30, 2002 and 2001, respectively. The weighted average remaining contractual life of options outstanding under the director plan and those granted to service providers was
7.3 years and 1.8 years respectively at June 30, 2002 and 2001.

     The weighted average fair value of the options granted during the years ended June 30, 2002 and 2001 is presented below:

                                                   2002      2001
                                                   ----      ----
Director Plan                                     $0.17      $.05
Option Plan                                       $0.06       N/A
Options granted to service providers                N/A       N/A

     At June 30, 2002 shares available for grant under the Directors Plan and the Option Plan were 211,000 shares and 21,690, respectively.

                              BRL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001

6.Equity - Continued

     During fiscal 2002 and 2001, the Company issued 1,414,968 and 928,000 shares of common stock to Directors, officers, consultants and the Company's legal counsel for services rendered by them and recorded expenses of $134,822 and $46,400, respectively.

     Had the Company recorded compensation cost under the alternative accounting method provided for under SFAS 123 the net loss for fiscal 2002 would have been approximately $891,000 and the net loss per share would have been $.13. The assumptions employed in calculating these amounts include a risk free interest rate of 6%, expected volatility of 230% and the assumption no dividends will be paid

7. Investment in subsidiaries
   --------------------------
     As discussed in Note 1 to the accompanying financial statements, in November of 2001, the Company acquired AssureTec. This transaction was accounted for as a purchase. The Company recorded its investment in this entity at $530,000 the fair market value of the Company's shares issued in the transaction. The purchase price was allocated to the following assets:

                 Uncompleted technology                $ 92,500
                 Non-compete agreements                 370,000
                 Developed software                      60,000
                 Patent costs                             7,500
                                                        -------
                                                       $530,000
                                                        =======

     During fiscal 2002 the Company reduced this investment by approximately $200,000 representing the value assigned to the uncompleted technology and amortization of the intangibles assets acquired in the transaction and recorded approximately $418,000 of losses associated with AssureTec's operations. During fiscal 2002 the Company also paid approximately $126,000 of expenses on behalf of AssureTec. These amounts were recorded as a receivable from AssureTec. The Company recorded a valuation reserve against this asset equal to the entire amount due.

     A summary of the unaudited balance sheet and statement of operations as of and for the period ended June 30, 2002 is as follows:

                                                   ( Unaudited)

          Assets                                       $ 34,848
          Liabilities                                  $839,213
          Stockholders deficit                        ($804,365)


          Revenues                                          $ 0
          Expenses and costs, net.                     $804,369
          Net loss                                    ($804,369)

     As also discussed in Note 1 to the accompanying financial statements, the Company has an investment in BTI, TVI, I-JAM and ACT. The Company's investment in AssureTec and BTI are accounted for under the equity method of accounting whereas the financial statements of the other subsidiaries are consolidated with those of the Company.

                              BRL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001

8.Cash Flow Information
  ---------------------
                                                    For the Year
                                                   Ended June 30,
                                                   -------------
                                                    2002      2001
                                                    ----      ----

Cash paid for interest                             $   0     $   0
Cash paid for taxes                                $   0     $   0
Non-cash investing and financing
  activities were as follows:
     Liabilities repaid through an
        offset of the proceeds from
        the exercise of stock options          $  35,000     $   0
     Liabilities repaid through issuance
        of common stock                            $   0    $7,600

     Common stock issued in acquisition
        of subsidiary                           $530,000     $   0


9.Related Party Transactions
  --------------------------
     Since April of 1996, the Company engaged R T Robertson Consultants, a consulting firm, controlled by a family member of Dr. R. Bruce Reeves, to perform the executive duties of the Company without specific compensation. Mr. Reeves was a member of the Board of Directors, President, and Chief Executive Officer of the Company. In this capacity and as an employee of the consulting firm Dr. Reeves manages ongoing business activities of the Company. During fiscal year end June 30, 2002 and 2001, the Company paid no fees for these services and incurred approximately $0 and $2,350 of expenses to R T Robertson Consultants for storage services. No amounts were owed to as of June 30, 2002 and 2001.

     During fiscal 2001 an affiliate of Dr. Reeves acquired substantially all of the Company's ownership interest in BTI Inc. (see Note 1).

     Dr. Reeves, his Affiliates and other Officers and Directors of the Company owned approximately 8% of Element 21 Golf Company (see Note 11) and approximately 48.5% of AssureTec (see Note 1) immediately prior their acquisition by the Company.

     During fiscal 2002 and 2001 the Company and its subsidiaries paid or accrued $344,442 and $2,350 to Affiliates of Dr. Reeves for services performed and for reimbursement of expenses incurred by the Affiliates for the benefit of the Company and its subsidiaries. Approximately $201,000 of these amounts was incurred after the Company adopted the equity method of accounting for the effected subsidiary and accordingly is not included in the expenses reflected in the accompanying Statement of Operations. As of June 30, 2002 $309,572 was owed to these Affiliates by the Company and its subsidiaries, of which $288,885 is owed by subsidiaries accounted for on the equity method of accounting and accordingly are not reflected as a liability to related parties in the accompanying balance sheet.

                              BRL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2002 AND 2001


10.Subsequent Events
   -----------------
     In October of 2002 the Company acquired Element 21 Golf Company (Element
21) under an Amended and Restated Agreement (the "Agreement") wherein BRL will issue 42,472,420 shares of its common stock to shareholders of Element 21 and assume Element 21 obligations under option agreements allowing for the purchase of 6,432,000 additional shares of common stock. Element 21 is a development stage company recently formed to design, develop and market scandium alloy golf clubs. As of the date of the Agreement, Element 21 had not yet commenced its principal operations. This acquisition will be accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Element 21 will control the Company immediately following the acquisition. The Company has not yet had an opportunity to determine the value of the shares issued in this transaction or to determine an appropriate basis for the allocation of the purchase price.

     Dr. Reeves, his Affiliates and the Company's Treasure owned approximately 8% of Element 21 prior to the Agreement.

     Immediately following the closing of the Element 21 acquisition the Company declared: 1) a 2 for 1 split of its common stock effected in the form of a dividend and 2) a dividend of 100% of its ownership of TVI and ACT which collectively represent substantially all of the Company's assets prior to its acquisition of Element 21 (the "Spin-Off") and the Officers and Directors immediately prior to the acquisition resigned The stockholders who received common stock in connection with the Element 21 acquisition will receive the stock dividend, but have waived their rights to receive distributions associated with the planned Spin-Off. The Spin-Off will only occur after the compliance with Security and Exchange Commission regulations.

     As of the consummation of these transactions and events, the reporting entity will consist of the operations of Element 21.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

     None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal year ended June 30, 2002 and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his or her respective positions.

                              At June 30, 2002
                              ----------------

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held              Designation       or Resignation
   ----              -----------          -----------       --------------
R. Bruce Reeves,     President &          1993              October 4, 2002
Ph.D.                Director

Richard F.           Director             1992              October 4, 2002
Schubert

Kevin T. McGuire     Treasurer,Secretary  1995              October 4, 2002

Richard Whitney      Director             1992              October 4, 2002


                                Presently
                                ---------

Nataliya Hearn,      President, CEO       October 4, 2002          *
Ph.D.                Director

Jim Morin            Secretary,           October 4, 2002          *
                     Treasurer,
                     CFO &
                     Director

Gerald Enloe         Director             October 4, 2002          *

         * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

     The term of office of the current directors shall continue until the annual meeting of our stockholders, which is scheduled in accordance with the direction of the Board of Directors. The annual meeting of our Board of Directors immediately follows the annual meeting of our stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

R. Bruce Reeves is our former President, a director and presently our consultant.

Kevin T. McGuire is our former Treasurer and Secretary and presently our consultant.

Richard F. Schubert is our former director.

Richard Whitney is our former director.

Nataliya Hearn, Ph.D., age 35, is the President and CEO of our Company. Dr. Hearn is a Canadian citizen with her Ph.D. in Civil Engineering from Cambridge University in the United Kingdom. She is also a registered professional engineer. Dr. Hearn is currently a tenured Associate Professor at the University of Windsor and an Adjunct Professor at the University of Toronto; and she is currently a Director of Magnesium Alloy Corporation, Director of New Product Development and Marketing at Link-Pipe Inc. and Director of R&D at Materials Service Life LLC. She also has considerable experience in technology transfer, evaluation and government/industry grants.

Jim Morin, age 53, of Mission Viejo, California, serves as Executive Vice President of Product Development, Treasurer and Secretary of our Company. He has been associated with the golf industry for the past 20 years. Mr. Morin is an owner and officer of Hyper Industries, a golf development and marketing company. In his capacity with Hyper Industries, Mr. Morin has worked with Tommy Armour, Cleveland, Echelon, Calloway, Cobra, McHenry Metals Golf, Taylor Made, Lynx and other golf companies. Mr. Morin has extensive experience in high performance golf alloys, design, testing and production of clubs and shafts that will be of particular value to us in our planned operations.

Gerald Enloe, age 54, of Houston, Texas, serves as a Director and the Chairman of our Board. Mr. Enloe has served as President and CEO of Houston Industrial Materials, Inc. since 1991.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     To the knowledge of management and during the past ten years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

              (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

              (iii) Engaging in any activity in connection with the
                    purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     The following reports on Forms 3 or 4 or Schedule 13D were required to be filed by our directors, executive officers, 10% and/or 5% stockholders under the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on the following dates; and as indicated, were filed later than required by the applicable rules and regulations:

                   Description of Form      Required Filing    Filing
Name                  or Schedule                Date           Date
----                  -----------                ----           ----
R. Bruce Reeves,           4                   10/06/02           *
Ph.D.

Kevin T. McGuire           4                   10/06/02           *


Natalyia Hearn,            3                   10/14/02           *
Ph.D.                     13D                  10/14/02           *

Gerald Enloe               3                   10/14/02           *
                          13D                  10/14/02           *

Tom Sawyer, Esq.           3                   10/14/02           *
                          13D                  10/14/02           *

Randy Renken, Esq.         3                   10/14/02           *
                          13D                  10/14/02           *

Dimitry Sindalovsky        3                   10/14/02           *
                          13D                  10/14/02           *

Paul Whitton               3                   10/14/02           *
                          13D                  10/14/02           *

          * Management believes that all of these Forms or Schedules will be filed no later than 10 days from the date of this Annual Report.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
R. Bruce    6/30/02    0     0     0        (1)          0      0       0
Reeves,     6/30/01    0     0     0        (2)          0      0       0
Ph.D.,
President
& CEO &
Director

Richard F.  6/30/02    0     0     0        (3)          0      0       0
Schubert,   6/30/01    0     0     0        (2)          0      0       0
Director

Richard     6/30/02    0     0     0        (3)          0      0       0
Whitney,    6/30/01    0     0     0        (2)          0      0       0
Director

Kevin T.    6/30/02    0     0     0        (1)          0      0       0
McGuire     6/30/01    0     0     0        (2)          0      0       0
Secretary/
Treasurer

     (1) Our President, R. Bruce Reeves, and the Treasurer/Secretary, Kevin T. McGuire, serve our Company without salaried compensation. As part of the AssureTec acquisition, they were granted options of 450,000 and 50,000 shares, respectively, to acquire shares of our common stock, to complete this transaction. These options were granted at a value of $0.07 per share and were exercised in fiscal year 2002.

     (2) Shares issued for services were to President, R. Bruce Reeves (560,000); Kevin T. McGuire, Treasurer (40,000); Richard Schubert, Director (100,000); and Richard Whitney, Director (100,000). All shares were valued at $0.05 per share.

     (3) Messrs. Schubert and Whitney were respectively granted options to acquire shares of our common stock during fiscal 2002 (20,000 shares each at $0.16 per share) and fiscal 2001 (1,600 shares each at $0.625 per share).

     Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the years ended June 30, 2002, or 2001, or the period ending on the date of this Annual Report. Further, except as indicated above, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or our subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who owned more than 5% of our Company's common stock as of June 30, 2002 (which only included members of our management), and presently:

                            At June 30, 2002
                            ----------------

Security Ownership of Management.
---------------------------------

                                                Number and Percentage
Name and Address                              of Shares Beneficially Owned
----------------                             ---------------------------
R. Bruce Reeves, Ph.D.                            2,688,312-49.5%

Richard F. Schubert                                 154,422-2.9%

Richard Whitney                                     139,964-2.5%

Kevin T. McGuire                                    122,886-2.2%

                               Presently
                               ---------

Gerald Enloe              Director & Chairman      2,950,460(1)- 6.2%
PO Box 14391
Humble TX 77347

Nataliya Hearn, Ph.D.     President & Director     4,900,000(1)-10.2%
3173 Sandwich Street, 37
Windsor, Ontario H3A P7S
Canada

Jim Morin                Vice President, Secretary/     -0-(1)
27672 Pasatiempo Drive   Treasurer, Directors
Mission Viejo, CA 92692

All Officers, Directors
as a Group  (3 Persons)                             7,850,460-16.4%

Tom Sawyer, Esq.         Stockholder              3,450,000(2)(3)-7.2%
1151 CR 325
Lexington, TX 78947

Randy Renken, Esq.       Stockholder             4,455,396(2)(3)(4)-9.3%
316 Main Street, Suite L
Humble, TX 77338

R. Bruce Reeves, Ph.D.   Stockholder             4,508,308(2)(3)(5)-9.4%
754 Straw Hill
Manchester, NH 03104

Dimitry Sindalovsky      Stockholder              4,455,396(2)(3)-9.3%
99  Harbour Square,
Suite 3106
Toronto, Ontario M5J 2H2

Paul Whitton             Stockholder              4,005,396(2)(6)-8.4%
2415 Shakespeare #3
Houston, TX 77030

                              Total:                20,874,496-43.5%

     (1) Denotes new directors elected to fill vacancies, effective October 4, 2002, created by resignations following the change of control described under the heading "Contractual Arrangements Regarding Changes in Control," below, under this caption.

     (2) Except as indicated in other footnotes, each person has sole voting and dispositive power over the shares indicated.

     (3) Excludes shares underlying unexercised options, none of which are deemed to be owned by persons who are our "affiliates."

     (4) Includes 2,655,396 shares owned by Profit Consultants, Inc., a consulting company controlled by Mr. Renken.

     (5) Consists of2,948,526 shares owned by Mr. Reeves directly, and 284,000 shares held by Robertson Financial Advisors, LLC of which Mr. Reeves is the Managing Member; it also includes 538,818 shares owned by Sandra J. Reeves, his wife, and 1,016,968 shares owned by Robertson Consultants, Inc. of which Ms. Reeves is an officer and 90% owner.

     (6) Includes 2,655,396 shares owned by Element 21, Inc., a privately held company controlled by Mr. Whitton.

Changes in Control.
-------------------

     Effective October 3, 2002, we acquired 100% of the outstanding common stock of Element 21 in a stock for stock transaction. To complete the Acquisition, we agreed to issue up to 42,904,420 shares of our common stock consisting of the issuance of 42,472,420 shares of "restricted securities" (common stock) and the assumption of certain options granted by Element 21 to its officers, directors and consultants to purchase 6,432,000 shares of common stock, in recognition of options to purchase a like amount of shares of Element 21 held by these individuals.

      Element 21 was formed to acquire highly developed golf technology and to design, develop and market scandium alloy golf clubs. Scandium is Element No. 21 in the Periodic Table of Elements. When mixed with aluminum, scandium alloys are believed to exceed titanium with a higher strength to weight ratio of up to 25% and a specific density advantage of 55%. Scandium is simply lighter, stronger and more cost effective than titanium. We intend to commercialize this advanced metal technology originally developed in the former Soviet Union for military applications during the 1980's. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station.

      Prior to the closing of the Acquisition, excluding shares underlying outstanding options, none of which are deemed to be owned by our "affiliates," Dr. R. Bruce Reeves, our then President and CEO, including the shares owned by Sandra J. Reeves, his wife, beneficially owned 2,688,312 shares or 49.5% of our outstanding voting securities. Immediately following the Acquisition, and also excluding shares underlying outstanding options, none of which are not deemed to be owned by our "affiliates," Dr. Reeves controlled 9.4% of our outstanding voting securities. Dr. Reeves was the founding director of Element 21, and was instrumental in its acquisition of the Element 21 golf technology. For these services, he was issued 2,100,000 shares of "restricted securities" (common stock") of Element 21, and was granted options to acquire an additional 900,000shares of common stock for aggregate consideration of $900, payable in cash or services. All of these Element 21 shares and options were exchanged for like shares and options of our Company under the Element 21 Acquisition. None of the options of Dr. Reeves could be exercised for a period of 120 days. Dr. Reeves abstained from any voting on the Element 21 Acquisition. Dr. Reeves is currently a consultant to our Company.

     Also prior to our closing of the Acquisition, Richard F. Schubert, our Chairman, Richard Whitney, one of our directors, and Kevin T. McGuire, our Secretary/Treasurer, respectively owned, 144,422 shares or approximately 2.6%; 131,564 shares or approximately 2.4%; and 122,886 shares or approximately 2.3%.

     Management and directors of our Company immediately following the Acquisition resigned effective October 4, 2002, and designated the members of management and directors and executive officers of Element 21 as directors and executive officers of our Company who now hold all three seats on our Board of Directors and comprise all of our officers.

     Following the Acquisition, Dr. Nataliya Hearn, our new President and a director, owned 4,950,000 shares or 10.2% of our outstanding voting securities; and Gerald Enloe, a director and our Chairman, owned 2,950,460 shares or 6.15% of our outstanding voting securities. Jim Morin, our third director and Secretary/Treasurer, does not own any of our securities. These securities were acquired in exchange for securities of Element 21 under the Acquisition. The control of the present members of our management is based upon stock ownership and their present respective positions with us, as directors and executive officers. No loans of any kind were a part of the consideration for the Acquisition, or any of the securities previously issued to the stockholders of Element 21 that were exchanged under the Acquisition. For additional information regarding the principal stockholders of our Company following the closing of the Element 21 Acquisition, see the table above under this Item 11.

     For further information regarding the Acquisition, see our 8-KA
Current Report dated October 2, 2002, filed with the Securities and Exchange Commission on November 5, 2002, which is incorporated herein and referenced in the Exhibit Index, Part III, Item 13.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     The only material transactions between any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or in which any promoter had a material interest is discussed in Item 1, the heading "Recent Sales of Unregistered Securities" of Item 5, the heading "General" of Item 6, our Consolidated Financial Statements referenced in Item 7, the Summary Compensation Table of Item 10 and the heading "Changes of Control" of Item 11. There were no other material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

          8-K Current Report dated April 2, 2002, and filed with the Securities and Exchange Commission on November 7, 2002.**

         8-K Current Report dated October 2, 2002, and filed with the Securities and Exchange Commission on October 4, 2002.**

         8-KA Current Report dated October 2, 2002, and filed with the Securities and Exchange Commission on November 5, 2002.**


Exhibit*
  No.
  --
          (i)  Exhibits:

  21         Subsidiaries

          (ii) Exhibits Incorporated by Reference:

                                              Where Incorporated
                                                 In This Report**
                                                 ----------------

10-KSB for the year fiscal ended June 30, 2001   Part 1, Item 1

8-K Current Report dated November 9, 2001        Part I, Item 1

8-K Current Report dated April 2, 2002           Part I, Item 1

8-K Current Report dated October 2, 2002         Part I, Item 1

8-KA Current Report dated October 2, 2002        Part I, Item 1

          * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

          ** These documents and related Exhibits have previously been filed with the Securities and Exchange
          Commission and are incorporated herein by this reference.

Item 14.  Controls and Procedures.
          -------------------------

     We currently have no employees, and the consultants that have been engaged by us in connection with our planned business operations report directly to our President, Nataliya Hearn, PhD, who reports all material information to our Board of Directors that consists of Dr. Hearn, Gerald Enloe and Jim Morin. Under these circumstances, Dr. Hearn, who is our CEO, and Jim Morin, who is our Secretary/Treasurer and CFO, have evaluated our disclosure controls and procedures and have concluded that these controls and procedures are effective.

     There are no significant changes in the internal controls or other factors that could significantly affect these controls subsequent to the date of our Annual Report.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              BRL HOLDINGS, INC.

Date:                         By/s/Nataliya Hearn, Ph.D.
                              President and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              BRL HOLDINGS, INC.

Date:                         By/s/Nataliya Hearn, Ph.D.
                              President and Director

Date:                         By/s/Gerald Enloe
                              Director

Date:                         By/s/Jim Morin
                              Secretary/Treasurer,
                              CFO and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Nataliya Hearn, Ph.D., President and Chief Executive Officer of BRL Holdings, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                              By/s/Nataliya Hearn, Ph.D.
                                   President and Director

                       CERTIFICATION PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jim Morin, Secretary/Treasurer and Chief Financial Officer of BRL Holdings, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                              By/s/Jim Morin
                                   Secretary/Treasurer,
                                   CFO and Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of BRL Holdings, Inc. (the "Registrant") on Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, we, Nataliya Hearn, Ph.D., President and Chief Executive Officer, and Jim Morin, Secretary/Treasurer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date:                              By/s/Nataliya Hearn, Ph.D.
                                   President and Director

Date:                              By/s/Jim Morin
                                   Secretary/Treasurer,
                                   CFO and Director