Form 10QSB
period 2002-09-30
BRL HOLDINGS INC
filed 2002-11-19
CIK 797662

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

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

                             200 Perimeter Road
                            Manchester, NH 03130
                            --------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (603) 641-8443

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes X      No
               ---      ---                  ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

       Class              Outstanding as of November 15, 2002
       -----              ------------------------------------

Common stock, $0.01                47,906,220*


          * We have effected a 2 for 1 stock split in the form of a stock dividend on all of our outstanding shares that will also result in similar adjustments to all of our shares underlying our outstanding options, with a record date of October 4, 2002, a distribution date of November 8, 2002, and an ex-dividend date as of the opening of business on November 12, 2002. As adjusted, there are 6,622,800 shares underlying our outstanding options. Except as otherwise indicated, all share and per share data reflected in this Report on Form 10-QSB has been retroactively restated to reflect this dividend.

     Transitional Small Business Disclosure Format (Check One) Yes X     No
                                                                  ---      ---

                        BRL Holdings, Inc.


                              INDEX

                                                                  Page
                                                                  Number

Item 1.  Financial Statements                                       3

         Balance sheets as of September 30, 2002 (unaudited) and
         June 30, 2002                                              3

         Statements of Operations for the Three Months Ended
         September 30, 2002 and 2001 (unaudited)                    4

         Statements of Cash Flows for the three Months Ended
         September 30, 2002 and 2001 (unaudited)                    5

         Notes to Unaudited Financial Statements                    6

Item 2.  Management's Discussion and Analysis or Plan of Operation  7

Item 3.  Controls and Procedures                                    7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          8

Item 2.  Changes in Securities                                      8

Item 3.  Defaults Upon Senior Securities                            8

Item 4.  Submission of Matters to a Vote of Security Holders        8

Item 5.  Other Information                                          8

Item 6.  Exhibits and Reports on Form 8-K.                          8

                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statement

                        BRL HOLDINGS, INC.
                          BALANCE SHEETS
               September 30, 2002 and June 30, 2002


                                                        September    June 30,
                                                        30, 2002       2002
                                                       (Unaudited)
                                                        ---------  ----------
                              ASSETS
Current Assets:
     Cash                                              $     394   $    1,148
     Other receivables                                       764            -
     Prepaid expenses and other current assets               525        1,050
                                                       ---------   ----------
Total current assets                                       1,683        2,198
                                                       ---------   ----------
Total assets                                           $   1,683   $    2,198
                                                       =========   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)

Current liabilities:
     Accounts payable                                  $  45,083   $    8,814
     Accounts payable   related party                     20,687       20,687
     Accrued expenses                                      6,500        5,000
                                                       ---------   ----------
          Total current liabilities                       72,270       34,501
                                                       ---------   ----------
Total liabilities                                         72,270       34,501
                                                       ---------   ----------
Stockholders' equity (Deficiency):
     Common stock of $.01 par value,
     50,000,000 shares authorized, 5,433,800
     issued and outstanding at September 30,
     2002 and June 30, 2002                               54,338       54,338
Additional paid-in capital                             7,956,081    7,956,081
Accumulated deficit                                   (8,081,005)  (8,042,772)
                                                      ----------   ----------
Total Stockholder's Equity (Deficiencies)                (70,587)     (32,303)
                                                      ----------   ----------
Total liabilities and stockholders' equity
(deficiencies)                                        $    1,683   $    2,198
                                                      ==========   ==========

The accompanying notes are an integral part of the financial statements.

                        BRL HOLDINGS, INC.
                     STATEMENTS OF OPERATIONS
     For the Three Months Ended September 30, 2002 and 2001
                           (Unaudited)

                                                    Three Months Ended
                                                      September 30,
                                                       (Unaudited)
                                                    2002          2001
                                                    ------------------
Revenues                                           $       -  $      -
Cost of goods sold                                         -         -
                                                   ---------  --------
Gross profit                                               -         -

Costs and expenses:
     General and administrative                      (38,822)   (9,788)
                                                   ---------   -------
          Total costs and expenses                   (38,822)   (9,788)
                                                   ---------   -------
     Loss from operations                            (38,822)   (9,788)
                                                   ---------   -------
     Other Income (Expenses):
        Loss from investee                                 -         -
        Other income (expense)                             -         -
                                                   ---------   -------
Total other income (cost)                                  -         -
                                                   ---------   -------
Net (loss)/gain                                    $ (38,822)  $(9,788)
                                                   =========   =======
Weighted average shares                            5,950,673 1,433,939

Basic and fully diluted loss per share             $   (0.01) $  (0.00)

The accompanying notes are an integral part of the financial statements.

                        BRL HOLDINGS, INC.
                     STATEMENT OF CASH FLOWS
       For the three Months Ended September, 2002 and 2001
                                (Unaudited)

                                                    Three Months Ended
                                                      September 30,
                                                       (Unaudited)
                                                    2002          2001
                                                    ------------------
Cash flows from operating activities:
   Net (loss)/Gain                                 $ (38,822) $ (9,788)
   Adjustments to reconcile net loss to net
   cash used in development activities:
     Depreciation and amortization                         -         -
      Loss from investee                                   -         -
     (Increase) Decrease in current assets:
     Accounts Receivable                                   -         -
      Inventories                                          -         -
     Other receivables                                  (764)     (995)
     Prepaid expenses and other current assets           525       530
     Increase (Decrease) in current liabilities:
     Accounts payable                                 36,807    16,589
     Accrued expenses                                  1,500    (4,164)
     Other liabilities                                     -         -
                                                   ---------  --------
          Net cash used in operating activities    $    (754) $  2,172
                                                   ---------  --------
Cash flows from investing activities:

          Net cash used in investing activities    $       -  $      -
                                                   ---------  --------
Cash flows from financing activities:
     Issuance of common stock, net                         -         -
                                                   ---------  --------
        Net cash provided by investing activities  $       -  $      -
                                                   ---------  --------
Net increase (decrease) in cash                         (754)    2,172

Cash at beginning of period                            1,148       119
                                                   ---------  --------
Cash at end of period                              $     394  $    428
                                                   =========  ========
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                       $       -  $      -
    Income taxes                                   $       -  $      -

Supplemental Schedule of Non cash Investing and Financing Activities:
  For the period ended September 30, 2002:                  None
  For the period ended September 30, 2001                   None

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        BRL HOLDINGS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Note 1   Basis of presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared from the books and records of BRL Holdings, Inc., (the "Company" or "BRL" formerly Biorelease Corp or Biorelease). As discussed in Notes 1 to the consolidated financial statements of the Company included in its filing on Form 10-KSB for the year ended June 30, 2002 and in Note 2 hereunder, as of the consummation of the acquisition of Element 21 Golf Company, the reporting entity will change from the Company to Element 21 Golf Company. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended June 30, 2002. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

As further discussed in Note 2, in October of 2002 of the Company declared a 2 for 1 stock split in the form of a stock dividend. This dividend has been reflected retroactively in the accompanying financial statements and accordingly all share and per share amounts have been restated

Note 2- Subsequent Events
-------------------------

In October of 2002, the Company acquired Element 21 Golf Company (Element 21) under an Amended and Restated Agreement (the "Agreement") wherein BRL will issue 42,472,420 shares of its common stock to shareholders of Element 21 and assume Element 21 obligations under option agreements allowing for the purchase of 6,432,000 additional shares of common stock. Element 21 is a development stage company recently formed to design, develop and market scandium alloy golf clubs. As of the date of the Agreement, Element 21 had not yet commenced its principal operations. This acquisition will be accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Element 21 will control the Company immediately following the acquisition. The Company has not yet had an opportunity to determine the value of the shares issued in this transaction or to determine an appropriate basis for the allocation of the purchase price.

Dr. Reeves, his affiliates and the Company's Treasurer owned approximately 8% of Element 21 prior to the Agreement.

Immediately following the closing of the Element 21 acquisition, the Company declared: 1) a 2 for 1 split of its common stock effected in the form of a dividend and 2) a dividend of 100% of its wholly-owned subsidiary Tech Ventures, Inc. and Advanced Conductor Technology, Inc., which collectively represented substantially all of the Company's assets prior to its acquisition of Element 21 (the "Spin-Off") and the Officers and Directors immediately prior to the acquisition resigned The stockholders who received common stock in connection with the Element 21 acquisition will receive the stock dividend, but have waived their rights to receive distributions associated with the planned Spin-Off.
The Spin-Off will only occur after the compliance with Security and Exchange Commission regulations.

As of the consummation of these transactions and events, the reporting entity will consist of the operations of Element 21.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

      During the next 12 months, we plan to design, develop and market scandium alloy golf clubs, based upon the technology we acquired in the Element 21 Acquisition. We have not yet formulated our business plan in this respect, so we are unable to determine what funds will be immediately necessary to implement our planned operations; however, we will need substantial funds, in either equity or debt investments, or partners, who can fund our planned research and development once our business plan has been formulated. There are no present arrangements or understandings with anyone to provide this required funding

     During the next 12 months, our only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture.
Our Company may be required to sell shares of our common stock to "accredited" or "sophisticated" investors or borrow from members of management, as we have done in the past for the payment of expenses related to these matters.

Results of Operations.
----------------------

      The Company had no operations other than those associated with formulating a strategic plan to design, develop and market scandium alloy golf clubs, based upon the technology we acquired in the Element 21 Acquisition.
We have not yet formalized this plan and accordingly we have not yet determined the amount of capital that will be required to implement.

Three Months Ended, September 30, 2002 and 2001.
------------------------------------------------

     For the three months ended September 30, 2002, the Company had no revenues and incurred general and administrative expenses of $38,882 resulting in a net loss of $38,882 as compared with the three months ended September 30, 2001 wherein the Company had no revenues and incurred administrative expenses of $9,788 resulting in a net loss of $9,788.

Liquidity.
----------

      At September 30, 2002, our current assets were $1,683 and we had total current liabilities of $72,270 resulting in a stockholder's deficit of $70,587. In order to meet its expenses during the next 12 months, management expects that we may be required to sell shares of our common stock to "accredited" or "sophisticated" investors or borrow from members of our management, as we have done in the past, to pay required expenses.

Item 3.   Controls and Procedures.
----------------------------------

      (a) Evaluation of Disclosure Controls and Procedures.

      Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of November 14, 2002, and they concluded that these controls and procedures are effective.

      (b) Changes in Internal Controls.

      There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2002.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

      None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

      We have effected a 2 for 1 stock split in the form of a stock dividend on all of our outstanding shares that will also result in similar adjustments to all of our shares underlying our outstanding options, with a record date of October 4, 2002, a distribution date of November 8, 2002, and an ex-dividend date as of the opening of business on November 12, 2002.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

      None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

      None; not applicable.

Item 5.   Other Information.
----------------------------

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

      For further information regarding this Acquisition, see our 8-KA Current Report dated October 2, 2002, that was filed with the Securities and Exchange Commission on November 5, 2002, and which included a copy of the Restated Agreement and Plan of Reorganization, together with all schedules and exhibits, and which is incorporated herein by reference. See the Exhibit Index, Part II, Item 6.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

      (a) Exhibits.

          None.

    (b) Reports on Form 8-K.

         8-K Current Report dated October 2, 2002, as amended*

         8-K Current Report dated April 1, 2002*

         8-K Current Report dated November 19, 2002*

* As previously filed with the Securities and Exchange Commission.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BRL Holdings, INC

Date: 11/19/02                        By/S/ Nataliya Hearn, Ph.D.
     ---------                        -------------------------------------
                                      Nataliya Hearn, Ph.D.
                                      President and Director

Date: 11/19/02                        By/S/ Jim Morin
     ---------                        ----------------------
                                      Jim Morin
                                      Secretary/Treasurer,
                                      CFO and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Nataliya Hearn, Ph.D., President and Chief Executive Officer of BRL Holdings, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/19/02                     By/s/Nataliya Hearn, Ph.D.
                                   President and Director

                       CERTIFICATION PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jim Morin, Secretary/Treasurer and Chief Financial Officer of BRL Holdings, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/19/02                     By/s/Jim Morin
                                   Secretary/Treasurer,
                                   CFO and Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of BRL Holdings, Inc. (the "Registrant") on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, we, Nataliya Hearn, Ph.D., President and Chief Executive Officer, and Jim Morin, Secretary/Treasurer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: 11/19/02                     By/s/Nataliya Hearn, Ph.D.
                                   President and Director

Date: 11/19/02                     By/s/Jim Morin
                                   Secretary/Treasurer,
                                   CFO and Director