Form 10QSB
period 2002-12-31
BRL HOLDINGS INC
filed 2003-02-19
CIK 797662

United States Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly ended December 31, 2002
                           -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 000-15260
                                            ---------

                          BRL HOLDINGS, INC.
                          ------------------
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                       PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No
    ---       ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date, 47,906,220 shares of common stock, par value $.01 per share as of February 14, 2003.

     Transitional Small Business Disclosure Format (Check One) Yes      No  X
                                                                  ---      ---

                        BRL Holdings, Inc.


                              INDEX

                                                                     Page
                                                                     Number

Item 1.  Financial Statements                                          3

         Consolidated Balance sheets as of December 31, 2002
         (unaudited) and Balance Sheet June 30, 2002                   3

         Consolidated Statements of Operations for the Three
         Months Ended December 31, 2002 and Statement of Operations
         for the six months ended December 31, 2002 and from
         inception of development stage (October 4, 2002) until
         December 31, 2002 (unaudited)                                 4

         Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2002 and from inception of development
         stage (October 4, 2002) until December 31, 2002 (unaudited)   5

         Notes to Unaudited Consolidated Financial Statements          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                      9

Item 3.  Controls and Procedures                                       9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            11

Item 2.  Changes in Securities                                        11

Item 3.  Defaults Upon Senior Securities                              11

Item 4.  Submission of Matters to a Vote of Security Holders          11

Item 5.  Other Information                                            11

Item 6.  Exhibits and Reports on Form 8-K.                            11

                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statement

                        BRL HOLDINGS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED BALANCE SHEETS
               December 31, 2002 and June 30, 2002


                                                        December     June 30,
                                                        31, 2002       2002
                                                     (Consolidated)
                                                       (Unaudited)
                                                        ---------  ----------
                              ASSETS
Current Assets:
     Cash                                              $     701   $    1,148
     Other receivables                                    20,084            -
     Prepaid expenses and other current assets             2,100        1,050
                                                       ---------   ----------
Total current assets                                      22,885        2,198
                                                       ---------   ----------
Other assets:
     Investments in related party securities                   -            -
                                                       ---------   ----------
Total assets                                           $  22,885   $    2,198
                                                       =========   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)

Current liabilities:
     Accounts payable                                  $  89,292   $    8,814
     Accounts payable   related party                     20,687       20,687
     Accrued expenses                                    274,268        5,000
                                                       ---------   ----------
          Total current liabilities                      384,247       34,501
                                                       ---------   ----------
Other liabilities-related party                          109,173            -
                                                       ---------   ----------
Total liabilities                                        493,420       34,501
                                                       ---------   ----------
Stockholders' equity (Deficiency):
Preferred Stock of $.10 per share value,
     authorized 5,000,000 shares, no shares
     outstanding at December 31, 2002 and
     June 30, 2002, respectively                               -            -
Common stock of $.01 par value,
     50,000,000 shares authorized, 47,906,220
     and 5,433,800 issued and outstanding at
     December 31, 2002 and June 30, 2002                 479,062       54,338
Additional paid-in capital                             7,743,720    7,956,081
Accumulated deficit prior to development stage
     activities                                       (7,980,499)  (8,042,772)
Development stage accumulated earnings (deficit)        (712,818)           -
                                                      ----------   ----------
Total Stockholder's Equity (deficit)                    (470,535)     (32,303)
                                                      ----------   ----------
Total liabilities and stockholders' equity
(deficit)                                             $   22,885   $    2,198
                                                      ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        BRL HOLDINGS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Six Months Ended December 31, 2002 and the Cumulative Period (October 4, 2002) to December 31, 2002
                           (Unaudited)

                                                                  Inception
                                                                 (October 4,
                          Three Months Ended  Six Months Ended     2002) to
                             December 31,        December 31,    December 31,
                           2002          2001  2002       2001       2002
                             (Unaudited)         (Unaudited)     (Unaudited)
                           ------------------  ----------------- -----------
Revenues                  $       -  $      - $       - $      -  $       -

Cost of goods sold                -         -         -        -          -
                          ---------  -------- --------- --------  ---------
Gross profit                      -         -         -        -          -

Costs and expenses:
  Research and development        -   (93,378)        -   (93,378)        -
  Purchased technologies
   cost                      (2,445)        -    (2,445)        -    (2,445)
  General and
   administrative          (511,973) (229,394) (550,795) (239,182) (511,973)
                          ---------  -------- --------- ---------  --------
     Total costs and
     expenses              (514,418) (332,772) (553,240) (332,560) (514,418)
                          ---------  -------- --------- ---------  --------
  (Loss)/Gain from
  operations               (514,418) (332,772) (553,240) (332,560) (514,418)
                          ---------  -------- --------- ---------  --------
  Other Income (Cost):
    Loss from investments  (288,585)        -  (288,585)        -  (288,585)
    Other income (cost)      90,017    10,000    90,017    10,000    90,017
                          ---------  -------- --------- ---------  --------
Total other income (cost)  (198,568)   10,000  (198,568)   10,000  (198,568)
                          ---------  -------- --------- ---------  --------
Gain (loss) before
provision for (benefit
from) income taxes         (712,986) (312,772) (751,808) (322,560) (712,986)

Provision for income taxes        -         -         -         -         -
                          ---------  -------- --------- ---------  --------
Net gain (loss)          $ (712,986)$(312,772)$(751,808)$(322,560)$(712,986)
                          =========  ======== ========= =========  ========
Weighted average shares  36,039,486 3,724,606 11,763,475 2,579,272 36,039,486
Basic and fully diluted
loss per share            $   (0.00) $  (0.27)$   (0.06)$   (0.13)$   (0.00)

The accompanying notes are an integral part of the consolidated financial statements.

                        BRL HOLDINGS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Six Months Ended December 31, 2002 and 2001 and the Cumulative Period from Inception to December 31, 2002
                                 (Unaudited)

                                                           Inception
                                    Six Months Ended     (October 4, 2002)
                                      December 31,       To December 31,
                                   2002          2001          2002
                                   ------------------    ----------------
Cash flows from operating
activities:
   Net (loss)/Gain                $(751,808) $(322,560)   $(712,986)
   Adjustments to reconcile net
   loss to net cash used in
   development activities:
     Depreciation and amortization        -     47,240            -
     Common stock issued in exchange
       for purchased technology       2,445          -        2,445
     Net effect of subsidiary
       transactions                  97,769                  98,231
     Common stock issued in
       exchange for common stock
       of subsidiary                212,362          -      212,362
     (Increase) Decrease in current
     assets:
       Accounts Receivable                -          -            -
       Inventories                        -          -            -
       Other receivables            (20,084)      (995)     (19,320)
       Prepaid expenses and other
        current assets               (1,050)    (1,120)      (1,575)
       Related party securities           -          -            -
       Other non-current assets           -          -            -
     Increase (Decrease) in current
     liabilities:
       Accounts payable              80,478    144,642       44,209
       Accrued expenses             269,268     46,725      267,768
       Other liabilities            109,173      1,500      109,173
                                  ---------   --------    ---------
          Net cash used in
          operating activities    $    (447)  $(84,568)   $     307
                                  ---------   --------    ---------

The accompanying notes are an integral part of the consolidated financial statements.

                        BRL HOLDINGS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Six Months Ended December 31, 2002 and 2001 and the Cumulative Period from Inception to December 31, 2002
                                 (Unaudited)

                                                           Inception
                                    Six Months Ended     (October 4, 2002)
                                      December 31,       To December 31,
                                   2002          2001          2002
                                   ------------------    ----------------
Cash flows from investing activities:
  Purchase of fixed assets        $      - $  (61,602)    $          -
  Purchase of intangible assets          -   (378,161)               -
  Proceeds from sale of assets           -          -                -
                                  -------- ----------     ------------
    Net cash used in investing
    activities                           -   (493,763)               -
                                  -------- ----------     ------------
Cash flows from financing activities:

  Notes receivable                       -          -                -
  Notes payable                          -          -                -
  Issuance of common stock, net          -    591,980                -
  Payment of deferred offering costs     -    (67,000)               -
                                  --------  ---------     ------------
     Net cash provided by
     investing activities         $      -  $ 524,980     $          -
                                  --------  ---------     ------------

Net increase (decrease) in cash       (447)       649              307
Cash at beginning of period          1,148        119              394
                                  --------  ---------     ------------
Cash at end of period             $    701  $     768     $        701
                                  ========  =========     ============
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                      $      -  $       -     $          -
    Income taxes                  $      -  $       -     $          -

Supplemental Schedule of Non cash Investing and Financing Activities:

Cash paid for interest                   -          -                -
Stock issued for acquisition of
subsidiary                         212,362          -          212,362
Liabilities repaid through
issuance of common stock                 -          -                -

The accompanying notes are an integral part of these consolidated financial statements.

                        BRL HOLDINGS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002
                           (UNAUDITED)

Note 1   Basis of presentation

      The accompanying unaudited consolidated financial statements have been prepared from the books and records of BRL Holdings, Inc. (the "Company") or "BRL") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 2002. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments associated with the Element 21 acquisition) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.


Note 2    Investment in related parted securities

     On April 1, 2002 we divested our majority interest in the AssureTec Systems subsidiary by exchanging with AssureTec founders and consultants shares in AssureTec held by the Company. After divesting these shares previously held, the Company currently holds as an investment through its Tech Ventures subsidiary of 2,716,900 shares of AssureTec stock carried at a nominal value equal to the par value of the stock. (See our 8-K Current Report dated April 1, 2002, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.)

Note 3    Consolidation of financial statements

     Since June 30, 2002 the Company has been consolidated with Tech
Ventures, Inc. and Tech Venture's wholly owned subsidiaries IJAM Entertainment, Inc. and Advanced Conductor Technologies, Inc. For the period of October 4, 2002 to December 31, 2002 the Company was also consolidated with both Tech Ventures, Inc. and Element 21 Golf Company. For the three month period ended December 31, 2001 and prior to the formation of Tech Ventures, the Company was consolidated with AssureTec Systems, Inc., which consolidation commenced on the purchase date, November 9, 2001. Prior to November 9, 2001, from January 1 2001 through October 2001 the Company had no business activities other than administrative costs necessary for remaining a publicly
reporting entity.   On April 1, 2002 the Company divested itself of its
controlling interest in AssureTec Systems, Inc. retaining an investment interest carried at nominal value (see Item 2).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

      The following discussion includes the business of Element 21 Golf Company (the "Subsidiary"), since the Company, prior to its acquisition of the Subsidiary, had recently divested its majority interest in AssureTec Systems, Inc., retaining only an investment interest carried at a nominal
value through a newly formed subsidiary Tech Ventures, Inc.   Otherwise the
Company had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the operations of both Tech Ventures and Element 21. The Company has announced its plans to spin off Tech Ventures as an independent company, but such is still pending.

Three Months Ended December 31, 2002 and 2001
---------------------------------------------

     For the three months ended December 31, 2002 the Company, including the Subsidiaries had no revenues, general and administrative costs of $550,795, purchased technology costs of $2,445 loss from investments of $288,585 and miscellaneous income from the acquisition of the subsidiary of $90,017 resulting in a loss of $751,808 as compared with the three months ended December 31, 2001, the Company, including the Subsidiary had no revenues, research and development costs of $93,378, general and administrative expenses of $239,182 and other income of $10,000 for a net loss of $322,560.

Six Months Ended December 31, 2002 and 2001
-------------------------------------------

     For the six months ended December 31, 2002 the Company, including the subsidiaries had no revenues, $2,445 of purchased technology costs, administrative costs of $550.795, loss on investment of $288,585, other income of $90,017 resulting in a net loss of $751,808 as compared with the six months ended December 31, 2001 the Company, including the subsidiary from November 9, 2001 through December 31, 2001 had research and development costs of $93,378, general and administrative expenses of $239,182, other income of $10,000 yielding a net loss of $322,560.


Inception to December 31, 2002
------------------------------

      From inception of the consolidation of the Company with Element 21 Golf Company, (October 4, 2002), through December 31, 2002, the Company, including the Subsidiary, had revenues of $0, cost of goods sold of $0, purchased technology costs of $2,445, administrative costs of $511,973, loss from investments of $288,585 and other income of $90,017 yielding an accumulated net loss of $712,986.

Liquidity and Capital Resources
-------------------------------

      The Company including its subsidiary Element 21 Golf Company has a negative working capital. It's liquidity from inception until the closing of the Reorganization was primarily the funds of the Company and stockholders of the Company. Absent continued accruals by consultants retained by the Company to manage its operations and further advances by stockholders of the Company, the Company cannot continue to develop

Dividend Policy
---------------

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

Effect of Inflation
-------------------

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

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities.

          We proposed to effect by exemption from registration under the Securities Act or by registration there under, a spin-off of our interests in two of our subsidiaries, Tech Ventures, Inc., a Delaware corporation, ("Tech Ventures"), that was recently formed to hold substantially all of our assets and business that we owned prior to the closing of the Element 21 Acquisition, and of Advanced Conductor Technologies, Inc., a Delaware corporation ("Advanced Conductor"), both with ex-dividend dates of October 25, 2002, and distribution dates to be set once it has been determined whether these distributions can be made without registration under the Securities Act or must be subject to a prior registration statement filed with the Securities and Exchange Commission under the Securities Act. Holders of beneficial interests acquired after October 25, 2002 and all holders of shares and options issued or exchanged under the Element 21 Acquisition will not have any right to any of the spin-off dividends as a condition to the Acquisition, but all were accorded the 100% share for share dividend with a distribution date of November 8, 2002.

Item 3.   Default Upon Senior Securities.

       None

Item 4.   Submission of matters to a Vote of Securities Holders

       None

Item 5.   Other Information

       None

Item 6.   Exhibits and Reports on Form 8-K.

      On November 20, 2002 immediately following the filing of our Annual Report on Form 10KSB, we terminated Good Schwartz Brown & Berns as our independent accountant and retained Stephen A. Diamond as our certifying accountant. (See our 8-K Current Report dated November 20, 2002, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.)

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BRL Holdings, INC

Date: February 19, 2003               By/S/ Nataliya Hearn, Ph.D.
     ------------------               -------------------------------------
                                      Nataliya Hearn, Ph.D.
                                      President and Director

Date: February 19, 2003               By/S/ Jim Morin
     ------------------               ----------------------
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

Date: February 19, 2003            By/s/Nataliya Hearn, Ph.D.
                                   President and Director

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

Date: February 19, 2003            By/s/Jim Morin
                                   Secretary/Treasurer,
                                   CFO and Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of BRL Holdings, Inc. (the "Registrant") on Form 10-QSB for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, we, Nataliya Hearn, Ph.D., President and Chief Executive Officer, and Jim Morin, Secretary/Treasurer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: 2/19/03                      By/s/Nataliya Hearn, Ph.D.
                                   President and Director

Date: 2/19/03                      By/s/Jim Morin
                                   Secretary/Treasurer,
                                   CFO and Director