Form 10QSB
period 2003-03-31
BRL HOLDINGS INC
filed 2003-05-20
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2003

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

                  200 Perimeter Road, Manchester, NH 03103
             (Address of principal Executive offices Zip Code)


                               (603) 641-8443
               Issuer's telephone number, including area code

   Former name, former address and formal fiscal year if changed since last report.


     Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 47,906,220 shares of common stock, par value $.01 per share as of May 14, 2003.
_________________________________________________________________

     Transitional Small Business Disclosure Format (Check One)   Yes    No X

                        BRL HOLDINGS, INC.


                              INDEX

PART I.  FINANCIAL INFORMATION                                       Page
                                                                   Number

Item 1  Financial Statements . . . . . . . . . . . . . . . . . . . . 3

      Consolidated Balance Sheet as of March 31, 2003 (unaudited) and
      Balance Sheet at June 30, 2002 . . . . . . . . . . . . . . . . 3

      Consolidated Statements of Operations for the Three Months
      Ended March 31, 2003 and Statement of Operations for the nine months ended March 31, 2003 and from inception of development stage (October 4, 2002) until March 31, 2003 (unaudited) . . . 4

      Consolidated Statements of Cash Flows for the Nine Months
      Ended March 31, 2003 and from inception of development stage
      (October 4, 2002) until March 31, 2003.. . . . . . . . . . . . 5

      Notes to Unaudited Consolidated Financial Statements . . . . . 7

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operation. . . . . . . . . . . . . . . . . . . 8

PART II.OTHER INFORMATION

Item 1.Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .10
Item 2.Changes in Securities . . . . . . . . . . . . . . . . . . . .10
Item 3.Defaults Upon Senior Securities . . . . . . . . . . . . . . .10
Item 4.Submission of Matters to a Vote of Security Holders . . . . .10
Item 5.Other Information . . . . . . . . . . . . . . . . . . . . . .10
Item 6.Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .10

PART I.  FINANCIAL INFORMATION
ITEM 1.   Financial Statement

                        BRL HOLDINGS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED BALANCE SHEETS
                 March 31, 2003 and June 30, 2002

                                                       March 31,    June 30,
                                                     (Consolidated)
                                                          2003        2002
                                                       (Unaudited)
                                                        ---------  ----------
                              ASSETS
Current Assets:
     Cash                                              $     606   $    1,148
     Other receivables                                    19,088            -
     Prepaid expenses and other current assets             1,575        1,050
                                                       ---------   ----------
Total current assets                                      21,269        2,198
                                                       ---------   ----------
Other assets:
     Investments in related party securities               2,717            -
                                                       ---------   ----------
Total assets                                           $  23,986   $    2,198
                                                       =========   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)

Current liabilities:
     Accounts payable                                  $ 203,969   $    8,814
     Accounts payable   related party                     20,687       20,687
     Accrued expenses                                    379,721        5,000
                                                       ---------   ----------
          Total current liabilities                      604,377       34,501
                                                       ---------   ----------
Stockholders' equity (Deficiency):
Preferred Stock of $.10 per share value,
     authorized 5,000,000 shares, no shares
     outstanding at December 31, 2002 and
     June 30, 2002, respectively                               -            -
Common stock of $.01 par value,
     50,000,000 shares authorized, 47,906,220
     and 5,433,800 issued and outstanding at
     March 31, 2003 and June 30, 2002                    479,062       54,338
Additional paid-in capital                             7,743,720    7,956,081
Accumulated deficit prior to development stage
     activities                                       (7,981,338)  (8,042,772)
Development stage accumulated earnings (deficit)        (821,835)           -
                                                      ----------   ----------
Total Stockholder's Equity (deficit)                    (580,391)     (32,303)
                                                      ----------   ----------
Total liabilities and stockholders' equity
(deficit)                                             $   23,986   $    2,198
                                                      ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        BRL HOLDINGS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Nine Months Ended March 31, 2003 and the
         Cumulative Period (October 4, 2002) to March 31, 2003
                           (Unaudited)

                                                                  Inception
                                                                 (October 4,
                          Three Months Ended  Six Months Ended     2002) to
                               March 31,          March 31,        March 31,
                           2003          2002  2003       2002       2003
                             (Unaudited)         (Unaudited)     (Unaudited)
                           ------------------  ----------------- -----------
Revenues                  $       -  $      - $       - $      -  $       -

Cost of goods sold                -         -         -        -          -
                          ---------  -------- --------- --------  ---------
Gross profit                      -         -         -        -          -

Costs and expenses:
  Research and development        -  (169,501)        - (262,879)         -
  Purchased technologies
   cost                           -         -    (2,445)        -    (2,445)
  General and
   administrative income
   (expense)               (109,017) (186,736) (659,812)        -  (620,990)
                          ---------  -------- --------- ---------  --------
     Total costs and
     expenses              (109,017) (356,237) (662,257) (688,797) (623,435)
                          ---------  -------- --------- ---------  --------
  (Loss)/Gain from
  operations               (109,017) (356,237) (662,257) (688,797) (623,435)
                          ---------  -------- --------- ---------  --------
  Other Income (Costs):
    Loss from investments         -         -  (288,585)        -  (288,585)
    Other income (cost)           -     3,000    90,017    13,000    90,017
                          ---------  -------- --------- ---------  --------
Total other income (cost)         -     3,000  (198,568)   13,000  (198,568)
                          ---------  -------- --------- ---------  --------
Gain (loss) before
provision for (benefit
from) income taxes                -  (353,237) (860,825) (675,797) (822,003)

Provision for income taxes        -         -         -         -         -
                          ---------  -------- --------- ---------  --------
Net gain (loss)          $ (109,017)$(353,237)$(860,825)$(675,797)$(822,003)
                          =========  ======== ========= =========  ========
Weighted average shares  47,906,220 5,401,756 31,389,168 3,577,878 16,926,724
Basic and fully diluted
loss per share            $   (0.00) $  (0.07)$   (0.03)$   (0.19)$   (0.05)

The accompanying notes are an integral part of the consolidated financial statements.

                        BRL HOLDINGS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended March 31, 2003 and 2002 and the Cumulative Period from Inception to March 31, 2003
                                 (Unaudited)

                                                           Inception
                                    Nine Months Ended     (October 4, 2002)
                                        March 31,          To March 31,
                                   2003          2002          2003
                                   ------------------    ----------------
Cash flows from operating
activities:
   Net (loss)                     $(860,825) $(675,797)   $(822,003)
   Adjustments to reconcile net
   loss to net cash used in
   development activities:
     Depreciation and amortization        -    110,813            -
     Common stock issued in exchange
       for purchased technology       2,445     52,500        2,445
     Net effect of subsidiary
       transactions                  97,930                  97,392
     Common stock issued in
       exchange for common stock
       of subsidiary                212,362          -      212,362
     Common stock issued in
       exchange for services
       rendered                           -    156,422            -
     (Increase) Decrease in current
     assets:
       Notes receivable                   -     13,624            -
       Accounts receivable          (19,088)         -      (19,088)
       Other receivables                  -       (995)         764
       Prepaid expenses and other
        current assets                 (525)      (595)      (1,050)
       Related party securities      (2,717)         -       (2,717)
       Other non-current assets           -          -            -
     Increase (Decrease) in current
     liabilities:
       Notes payable, stockholders
        for service                       -     83,755            -
       Accounts payable             195,155    199,601      158,886
       Accrued expenses             374,721     23,516      373,221
       Other liabilities                  -    (10,124)           -
                                  ---------   --------    ---------
          Net cash used in
          operating activities    $    (542)  $(47,280)   $     212
                                  ---------   --------    ---------

The accompanying notes are an integral part of the consolidated financial statements.

                        BRL HOLDINGS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended March 31, 2003 and 2002 and the Cumulative Period from Inception to March 31, 2003
                                 (Unaudited)

                                                           Inception
                                    Nine Months Ended     (October 4, 2002)
                                        March 31,         To March 31,
                                   2003          2002          2003
                                   ------------------    ----------------
Cash flows from investing activities:
  Purchase of fixed assets        $      - $   (6,015)    $          -
  Purchase of intangible assets          -       (661)               -
  Proceeds from sale of assets           -          -                -
                                  -------- ----------     ------------
    Net cash used in investing
    activities                           -     (6,676)               -
                                  -------- ----------     ------------
Cash flows from financing activities:

  Notes receivable                       -          -                -
  Notes payable                          -     57,000                -
  Issuance of common stock, net          -          -                -
  Payment of deferred offering costs     -          -                -
                                  --------  ---------     ------------
     Net cash provided by
     investing activities         $      -  $  57,000     $          -
                                  --------  ---------     ------------

Net increase (decrease) in cash       (542)     3,044              212
Cash at beginning of period          1,148        119              394
                                  --------  ---------     ------------
Cash at end of period             $    606  $   3,163     $        606
                                  ========  =========     ============
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                      $      -  $       -     $          -
    Income taxes                  $      -  $       -     $          -

Supplemental Schedule of Non cash Investing and Financing Activities:

Cash paid for interest                   -          -                -
Stock issued for acquisition of
subsidiary                         212,362    490,000          212,362
Liabilities repaid through
issuance of common stock             2,445          -            2,445

The accompanying notes are an integral part of these consolidated financial statements.

                        BRL HOLDING, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2003
                           (UNAUDITED)

Note 1     Basis of presentation

      The accompanying unaudited consolidated financial statements have been prepared from the books and records of BRL Holdings, Inc. (the "Company") or "BRL") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 2002. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments associated with the Element 21 acquisition in the current fiscal year) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.


Note 2    Investment in related parted securities

     On April 1, 2002 we divested our majority interest in the AssureTec Systems subsidiary by exchanging with AssureTec founders and consultants shares in AssureTec held by the Company. After divesting these shares previously held, the Company currently holds as an investment through its Tech Ventures, Inc. subsidiary a minority interest consisting of 2,716,900 shares of AssureTec stock carried at a nominal value equal to the par value of the stock. (See our 8-K Current Report dated April 1, 2002, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.)

Note 3    Consolidation of financial statements

     Since June 30, 2002 the Company has been consolidated with Advanced Conductor Technologies, Inc., Tech Ventures, Inc. and Tech Venture's wholly owned subsidiaries IJAM Entertainment, Inc. For the period of October 4, 2002 to March 31, 2003 the Company was also consolidated with Element 21 Golf Company, a development stage enterprise. For the nine month period ended March 31, 2003 and prior to the formation of Tech Ventures, the Company was consolidated with AssureTec Systems, Inc., from November 9, 2001 to March 31, 2002. Prior to November 9, 2001 and from April 1, 2002 through October 4, 2002 the Company had no business activities other than administrative costs
necessary for remaining a publicly reporting entity.   On April 1, 2002 the
Company divested itself of its controlling interest in AssureTec Systems, Inc. retaining an investment interest carried at nominal value (see Item 2). On October 4, 2002 the Company acquired 100% of Element 21 Golf Company in a stock for stock transaction issuing 21,236,210 shares of the Company's common stock in exchange for a like number of shares of Element 21 Golf Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following discussion includes the business of Element 21 Golf Company (the "Subsidiary"), since the Company, prior to its acquisition of the Subsidiary, had recently divested its majority interest in AssureTec Systems, Inc., retaining only an investment interest carried at a nominal
value through a newly formed subsidiary Tech Ventures, Inc.   Otherwise the
Company had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary). Where relevant, all numbers retroactively take into account the operations of the Company, Tech Ventures and Element 21. The Company has announced its plans to spin off Tech Ventures as an independent company, but such is still pending.

Three Months Ended March 31, 2003 and 2002

     For the three months ended March 31, 2003 the Company, including the Subsidiaries had no revenues, general and administrative costs of $109,017 resulting in a loss of $109,017 as compared with the three months ended March 31, 2002, the Company, including the Subsidiary AssureTec had no revenues, research and development costs of $169,501, general and administrative expenses of $186,736 and other income of $3,000 for a net loss of $353,237.

Nine Months Ended March 31, 2003 and 2002

     For the nine months ended March 31, 2003 the Company, including the subsidiaries had no revenues, $2,445 of purchased technology costs, administrative costs of $659,812, loss on investment of $288,585, other income of $90,017 resulting in a net loss of $860,825 as compared with the nine months ended March 31, 2002 wherein the Company, including the subsidiary AssureTec from November 9, 2001 through March 31, 2002, had research and development costs of $262,879, general and administrative expenses of $425,918, other income of $13,000 yielding a net loss of $675,797.


Inception to March 31, 2003

      From inception of the consolidation of the Company with Element 21 Golf Company, (October 4, 2002), through March 31, 2003, the Company, including the Subsidiaries, had revenues of $0, purchased technology costs of $2,445, administrative costs of $620,990, loss from investments of $288,585 and other income of $90,017 yielding an accumulated net loss of $822,003.

Liquidity and Capital Resources

      The Company including its subsidiary Element 21 Golf Company has a negative working capital of $583,108 at March 31, 2003. It's liquidity from inception until the closing of the Reorganization was primarily the funds of the Company and from advances by stockholders of the Company. Absent continued accruals by consultants retained by the Company to manage its operations and further advances by stockholders of the Company, the Company cannot continue operations without additional capital, the source of which, if any cannot be certain at this time.

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

      BRL Holdings, Inc.



May 19, 2003        By:  /s/ Nataliya Hearn
                    -----------------------------
                    Nataliya Hearn, Ph.D.
                    President and Director




                    By:  /s/ Jim Morin
                    --------------------------
                    Secretary, Treasurer,
                    CFO and Director

                       CERTIFICATION PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jim Morin, Secretary/Treasurer and Chief Financial Officer of BRL Holdings, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any un-true statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

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



Date: May 19, 2003            By/s/Jim Morin
                                   Secretary/Treasurer,
                                   CFO and Director

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



Date:                         ________________________
                                 By/s/Nataliya Hearn, Ph.D.
                                   President and Director



Date:                         _______________________
                                By/s/Jim Morin
                                   Secretary/Treasurer,
                                   CFO and Director