Form 10KSB
period 2003-06-30
BRL HOLDINGS INC
filed 2003-10-15
CIK 797662

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                          Commission File No. 000-15260

                               BRL Holdings, Inc.
                 (Name of Small Business Issuer in its Charter)


              Delaware                                 88-0218411
   -------------------------------              --------------------------
   (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
    incorporation or organization)

                    200 Perimeter Road, Manchester, NH 03103
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (603) 641-8443

                                 Not Applicable
         (Former name and former address, if changed since last Report)

      Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, one-cent ($0.01) Par Value

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: June 30, 2003 = $0.00.

         State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 10, 2003 there were approximately 25,689,572 shares of our common voting stock held by non-affiliates having a market value of $5,137,914 on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

         State the number of outstanding shares of each of the Registrant's classes of common equity, as of the latest practicable date. As of October 10, 2003, there were approximately 49,906,220 shares of common stock of the Issuer outstanding.



                               BRL Holdings, Inc.

                     10-KSB for the Year Ended June 30, 2003

                                Table of Contents



PART I

Item 1.           Description of Business....................................................................1

Item 2.           Description of Property...................................................................12

Item 3.           Legal Proceedings.........................................................................12

Item 4.           Submission of Matters to a Vote of Security Holders.......................................12

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters..................................12

Item 6.           Management's Discussion and Analysis or Plan of Operation.................................15

Item 7.           Financial Statements......................................................................18

Item 8.           Change in and Disagreements With Accountants on Accounting and Financial Disclosure.......18

Item 8A           Controls and Procedures ..................................................................18

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act.........................................................20

Item 10.          Executive Compensation....................................................................21

Item 11.          Security Ownership of Certain Beneficial Owners and Management............................23

Item 12.          Certain Relationships and Related Transactions............................................25

Item 13.          Exhibits and Reports on Form 8-K..........................................................27

Item 14.          Principal Accountant Fees and Services....................................................28

                  Signatures................................................................................30


                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

(a)  Business Development.

     BRL Holdings, Inc., a Delaware corporation (the "Company"), was originally formed in Delaware as OIA, Inc. in 1996 and later changed its name to Biorelease Corp., and was engaged as in the business of biotechnology from 1992 through 1995. From mid 1995 through September 2001, the Company sponsored several early stage ventures with funds advanced by affiliates of Dr. R. Bruce Reeves, former President and a current consultant to the Company and in June 2001, the Company changed its name from Biorelease Corp. to BRL Holdings, Inc.

     Effective November 9, 2001, we acquired 100% of the outstanding common stock of AssureTec Systems, Inc., a Delaware corporation ("AssureTec"), in a stock for stock transaction. We issued 6,354,000 shares of restricted common stock and converted outstanding options to acquire 4,750,000 shares of AssureTec common stock into options to acquire 4,750,000 shares of the Company's common stock.

     On April 1, 2002, we exchanged 2,852,000 shares of AssureTec common stock that had been issued in connection with the AssureTec acquisition for 5,704,000 shares of our common stock, from substantially all the founders and consultants from whom our interest in AssureTec was initially acquired. In addition, options to acquire 4,750,000 shares of our common stock then held by these individuals were cancelled. As a result of these transactions and the issuance of additional shares of AssureTec to employees on the exercise of stock options, our ownership decreased to 34.2% of AssureTec as of June 30, 2002.

     Effective October 3, 2002, we acquired 100% of the outstanding common stock of Element 21 Golf Company, a Delaware corporation ("Element 21") in exchange for 42,472,420 restricted shares of our common stock ("the Acquisition"). We also converted options to acquire 6,432,000 shares of Element 21 common stock into options to acquire 6,432,000 shares of our common stock. This Acquisition has been accounted for as a "reverse" acquisition using the purchase method of accounting, as the shareholders of Element 21 owned a majority of the outstanding stock of our Company immediately following the Acquisition.

(b)  Business of the Issuer

     Element 21 was formed on September 18, 2002 to acquire partially developed golf technology and to design, develop and market scandium alloy golf club shafts and golf heads. Scandium is Element No. 21 in the Periodic Table of Elements. When mixed with aluminum, scandium alloys are believed to exhibit properties that outperform titanium with a higher strength to weight ratio of up to 25% and a specific density advantage of 55%. Scandium alloys are simply lighter, stronger and more cost effective than titanium. This advanced metal technology was originally developed in the former Soviet Union for military applications during the 1980s. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station. We intend to commercialize its use in golf shafts and golf heads.

     In September, 2002, Element 21 acquired from Dr. Nataliya Hearn, our current Chief Executive Officer, and David Sindalovsky, a consultant to the Company (the "Assignors"), the exclusive right to use, produce and sell a specified range of scandium aluminum alloy for golf club shafts and golf heads. Although these rights do not cover all mixes of scandium aluminum alloy, the Company believes that any scandium aluminum alloy outside the range of its patent protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. Upon completion of the Acquisition, Dr. Bruce Reeves, previously the President and CEO of the Company, resigned as an officer and director of the Company together with Richard Schubert and Dick Whitney, the Company's other directors. Dr. Hearn became the Company's President, CEO and a Director and Jim Morin and Gerald Enloe also became directors. Mr. Morin also serves as Vice President and Principal Financial Officer.

     Prototypes of the first products, a mid range iron combined with several flex strength shafts, have been produced and tested. The scandium alloy shaft, when combined with a conforming iron head, has been accepted as complying with the rules of golf by the USGA (the United States Golf Association). Scandium alloy shafts engineered for use with driver and fairway metal woods are just completing development and will be tested against competitive shafts over the next several months. The independent tests already conducted by Golf Labs Inc. showed a remarkable 10-20 yard distance improvement when scandium shafts are tested against the best Graffaloy graphite and True Temper steel shafts respectively. Other clubs and products are currently being developed and tested. Dependent in part on its ability to obtain approximately $1.5 M in funding, of which there is no assurance, the Company intends to first commence the production and roll-out of its first golf products: a complete scandium metal wood driver with scandium alloy shaft to be sold to the retail golfer through a direct marketing program. Second, the Company intends to commence the sale of scandium shafts to leading golf shaft distributors for distribution as a branded high performance shaft to be resold to fabricators and golf shops worldwide. Following the receipt of additional investor funds, of which there is no assurance, the Company expects to broaden its retail offering to include additional combinations of proprietary heads and shafts.

     The Company operates solely through strategic consultants and without full-time employees. Consultants Nataliya Hearn, PhD, who is our CEO and President, and David Sindalovsky, both of whom are based in Toronto, Canada, oversee the engineering, alloy supply and production. Consultants Jim Morin, our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and USGA approval for the golf products, and consultants Bruce Reeves and Kevin McGuire (formerly officers of BRL Holdings operating through Robertson Financial Advisors LLC based in New Hampshire) and Randy Renken (operating through Profit Consultants, Inc.), oversee the accounting and public company compliance issues. This structure allows the Company to avoid having large marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

     The Company has a strategic supply agreement with an affiliate of Kamensk-Uralsky Metallurgical Works Joint Stock Company, located in a number of locations in Russia, also known as OAO KUMZ. Under this agreement, concentrated scandium alloy shall be produced to the specification of Element 21 Golf by the KUMZ affiliate. KUMZ also will transfer the latest innovations in scandium alloys to Element 21 Golf as such become available. KUMZ is a well-established, diversified producer of aluminum, aluminum alloys and products for aerospace, shipbuilding, automotive, and other industries. KUMZ is also the world's largest facility specializing in scandium alloy products. Initially scandium work began 20-25 years ago with the development of aluminum-scandium aerospace alloys for fighter aircraft.

     The second strategic partner is Yunan Aluminum, which is in the business of manufacturing precision tubing for outdoor recreation and sporting markets. Yunan Aluminum was established in 1979 in South Korea, and now manufactures, for parties other than the Company, about 80,000 pounds per month of high quality products made of high strength aluminum alloys. Yunan Aluminum intends to reprocess, in South Korea, alloy concentrate shipped by KUNZ on behalf of Element 21 Golf and also intends to produce scandium golf shafts and club components exclusively for Element 21 Golf Company.

                          Advantage of Scandium Alloys

     Element 21 Golf derives its name from the 21st element in the "Periodic Table of the Elements", which is the unique metal "scandium" (the beginning of a new millennium). Scandium, when mixed with aluminum, has a higher strength-to-weight ratio than titanium and 50% more strength than other high strength aluminum alloys. Markets for scandium aluminum include almost anything where aluminum is currently used, for example, from transportation and military applications to high-end sports products of all kinds. After years of market research and development, the Assignors determined that the most productive and profitable application of scandium was in the sports market. Based on that, the Assignors together with other founders of Element 21 Golf, formed Element 21 Corporation to become a production, marketing, and distribution company for other scandium aluminum products. The rights to develop other products not related to the golf industry were retained by the Assignors. The Assignors and other founders of Element 21 Golf Company continue to hold a minority interest in Element 21 Corporation. All applications to golf products covered by the Assignors' patents have been acquired by the Company (BRL Holdings d/b/a Element 21 Golf Company).


                       Element 21's Competitive Advantage

     We believe that we have a competitive advantage in our industry for the following reasons:

1.   License and supply agreements for scandium aluminum alloys in place.
2. Longtime association with the world's largest producer of the highest quality scandium master alloy.
3. Strategic association with the world's largest producer of scandium products, which has over 20 years experience in producing scandium aluminum billet, extruded products, and forged products. Lowest production costs due to location, size, and experience, as well as the advantage of waste control during the production process.
4. Experienced team of alloy developers, processing specialists, production specialists, light metal sports equipment designers, and product marketing specialists.
5. Knowledge and association with several production paths of semi-finished and finished scandium products.
6. Consulting agreements with leading golf product development and marketing experts.
7.   Growing demand for high performance golf products.

                          Scandium Metal - "Element 21"

     This little known element scandium was developed primarily in secret aerospace programs in the former Soviet Union. It was used as an additive to aluminum alloys to create the highest strength aluminum-scandium alloys and alloys with significantly enhanced weldability. These super-alloys were used in missiles and MIG-29 aircraft and are currently used in MIG-31 and Sukhoi-27 aircraft. We believe that the rights we have acquired from the Assignors cover aluminum-scandium alloys that have achieved the highest "strength-to-weight ratio" for golf applications.

     Scandium is most often found in nature as an oxide in relatively low concentrations, from 5 to 100 parts per million. It is rarely concentrated in nature due to its lack of affinity to combine with the common ore-forming anions. Therefore it is usually derived as a by-product from uranium and other mineral leaching operations. The cost of scandium is directly related to the relatively high cost of processing and its lack of widespread use in commercial products. It has not been commercially mined in the United States or Europe because only small quantities have been used, primarily in high intensity halide lamps, lasers, electronics, high tech ceramics, and research applications.

     However, in the former Soviet Union, scandium has been produced in significantly larger quantities since it was an additive to aluminum alloys to produce ultra high strength aluminum-scandium alloys for military aerospace uses. In Russia there is now less scandium production due to reduced military spending. Currently, however, Russia still possesses the world's largest stockpile of pure scandium oxide, which is available to Element 21 Golf through the rights it acquired from Assignors. When the current supply is exhausted, scandium can be obtained through reactivating production of various waste streams of already identified ore processing sites in Russia. In addition, several possible North American scandium production sites have also been identified, if there is sufficient demand to justify the investment.

                 History of Commercial Aluminum-Scandium Alloys

     Aluminum-scandium alloys for sports applications were developed using the expertise of Russian and Ukrainian scientific institutes. To date, in excess of 75 tons of aluminum-scandium master alloy have been sold for the production of over 2,500,000 pounds of final product, including several sports products, and for a variety of civil and government funded transportation related development programs.

     In 1997 Easton Sports' baseball and softball bats constituted the first production of a large-scale scandium sports product. The ultra-light high strength Easton bats, known, as the Scandium/Sc 7000 Redline series quickly became the most successful new product launch in Easton's 75-year history. To date, Easton has sold in excess of $800,000,000 of scandium aluminum baseball and softball bats. Easton then produced a weldable aluminum-scandium alloy for use in bicycle frames, and handle bars. Both products have been highly successful and the frame is now considered one of the lightest in the industry and used by many top-racing teams. In addition to baseball bats and bicycle frames, scandium golf shaft, metal wood drivers, putters, lacrosse sticks, bicycle seat posts and handlebars, and hockey stick prototypes have been developed.

                      Aluminum-Scandium Product Advantages

     Scandium alloys have advantages over other high strength aluminum and titanium alloys and composite materials, especially in heavily drawn and worked products:

o        Up to 50% strength increase over high-strength aluminum alloys;
o        Over 20% specific strength advantage over titanium alloys;
o        Significant cost and design advantages over composite materials;
o        Reduction and elimination of surface recrystalization;
o        Increase in weldability and weld strength;
o        Increase in weld fatigue life of 200%;
o        Reduction and elimination of hot-cracking in welds;
o        Increased plasticity, durability, and formability.

                                Sports Equipment

     As athletes and marketers demand improvement in sports equipment, designers push material limitations when using existing metals and alloys. Most aluminum products in the sports market today have alloy development origins from the 1930's, while other high-performance alloys were developed in the 1960's. Titanium and composite materials have replaced aluminum in some sporting goods; however, these materials are more expensive and more difficult to process. Consequently, they have found major acceptance only in the highest end of the market.

     Element 21 Golf's objective is to develop and market new golf products where scandium alloys can provide measurable advantages over existing high-end aluminum alloys, stainless steel, titanium and composite materials.

                                  Golf Products

     Scandium golf products have outstanding potential in the industry based on several factors:

- Results of player and robotic testing indicates scandium aluminum's superior performance over a leading titanium club, and
- Improved distance and less dispersion, allowing longer more accurate results, which are impossible to achieve with current metals.

     The interest in scandium has been supported by several performance and marketing features:

o Scandium alloys strategically incorporated into the production of metal woods and irons can result in heads with a larger sweet spot for more consistency and accuracy;
o If increased club head size is not required, the reduced density and improved strength allows flexibility in placing perimeter weighting that can affect the trajectory (flight path) of the ball;
o Scandium alloys are softer than titanium providing superior feel and workability for the player;
o    Scandium alloys are lower in cost and easier to fabricate than titanium;
o The specific yield strength advantage of scandium alloys over steel and high-end aluminum alloys enables the design of shafts at substantially reduced weight and higher performance;
o The homogeneous nature of scandium alloys allow for consistent shaft production, a problem inherent with graphite shafts.

                                   Golf Shafts

     Scandium golf shafts provide the lightweight and flexibility of graphite with the favorable playing characteristics of steel. Steel dominates the shaft market for irons, while graphite is the most popular shaft material for metal woods. Graphite shafts are generally more expensive than steel, and golfers often experience inconsistency from club to club due to reproducibility problems inherent with graphite. Prototype shafts with several flex strengths have been produced, tested initially with irons and accepted as complying with the rules of golf by the USGA. The independent tests conducted by Golf Labs Inc. showed remarkable 10-20 yard distance improvement when scandium shafts tested against the best Graffaloy graphite and True Temper steel shafts respectively. To view these test results online, go to www.e21golf.com.

     The market for golf shafts was estimated by Golfdatatech to be close to 30 million units in the US and 60 million units worldwide in 1999. Golfdatatech estimates that the premium shaft market that Element 21 Golf's scandium shaft will initially be targeting represents a market size of approximately 27 million units worldwide.

                               Metal Woods/Putters

     Element 21 Golf has made its own designs, and has completed mechanical and player testing on several prototypes. This effort has provided Element 21 Golf with several sales and marketing options. These options include the sale of semi-finished products to the likes of Taylor Made and other original equipment manufacturers (OEMs), the sale of finished heads to OEMs, and/or the Company's own direct sale of branded scandium alloy golf products to the market place.

     Element 21 Golf intends to introduce a scandium driver and other fairway metal woods through the production and airing of a script-to-screen infomercial planned for the second quarter of calendar 2004 assuming completion of the additional financing before year end, of which there is no assurance, following completion and market testing of its infomercial. Based on positive performance and marketing features afforded by scandium, and the general market condition of golf, the Company believes this approach will be successful. To assist in this process, the Company has access to consultants with experience in infomercials from both marketing and production aspects. It is important to note that we believe that we would be in a position to introduce a number of new scandium golf products over time, including putters, fairway metal woods, and irons.

     According to Golfdatatech, the 1999-world retail golf club (metal woods, irons, putters) market was worth approximately $4.8 billion. Golfdatatech estimates that the US market represents about 50% of the world market, with approximately $2.4 billion in sales, including over $1.0 billion in metal wood sales. In 1999, titanium metal woods represented about 40% of all premium sales with the most popular price being $399 and up.

                             Strategic Relationships

     To effectively conduct its business on an international scale, Element 21 Golf Company is pursuing strategic alliances with aluminum producers, suppliers, sub-contractors, and design engineers.

     As discussed earlier, the Company has a strategic partnership agreement with OAO KUMZ, which is located in Russia. Under this agreement, scandium alloys licensed to Element 21 Golf shall be produced exclusively by KUMZ. Since 1994 KUMZ has established an ISO-9001 quality assurance system.

     Element 21 Golf also has a relationship with Yunan Aluminum in Korea. Yunan will reprocess the master alloy prepared by KUNZ and produce the initial shafts and clubs with pricing and supply already contracted.

                          Scandium Raw Material Supply

     The raw material that goes into production of scandium alloys comes from scandium oxide, which has about 60% pure scandium metal content. Scandium oxide is used in the production of "master alloy", which consists of 2% Scandium metal and 98% pure aluminum. The master alloy is then added to aluminum and other alloy ingredients to create a concentration of approximately 0.1% - 0.3% scandium in the final alloy used in products. These are then known as scandium alloys or aluminum-scandium alloys, which have the technical advantages needed for production of high performance equipment for sports, transportation, military and aerospace applications and are the subject of the Assignors' patents. 1 kg of Scandium oxide will produce approximately 28 kg of master alloy, and just under 500 kilograms (or 1,100 pounds) of aluminum-scandium 0.1% alloy, the most common alloy used.

     Because of the experience and access to economic supply of scandium raw materials and experience with the scandium alloys, the Company will initially rely on KUNZ and Yunan as sole suppliers and reprocessors of its precursor materials. However, through its consultants, over time and with additional resources, the Company intends to develop an independent resource for supplying these materials and services.

                Distribution Methods of the Products or Services

     To effectively conduct its business on an international scale and to establish initial supply and production capability, Element 21 Golf Company is pursuing strategic alliances with aluminum producers, suppliers, sub-contractors, and design engineers. The Company has a strategic partnership agreement with Kamensk-Uralsky Metallurgical Works Joint Stock Company, located in a number of locations in Russia, also known as OAO KUMZ. Under this agreement, scandium alloys licensed to Element 21 Golf shall be produced exclusively by KUMZ. Since 1994 KUMZ has established an ISO-9001 quality assurance system.

     Element 21 Golf also has a relationship with Yunan Aluminum in Korea. Yunan will reprocess the master alloy prepared by KUNZ and produce the initial shafts and clubs with pricing and supply already established.

             Status of Any Publicly Announced New Product or Service

     Stockholders are directed to the Company's web site, www.e21golf.com, where its most recent press releases can be found as well as independent test results of the company's shafts against the leading high performance golf shafts in the world. For additional information or earlier press releases go to any website's financial bulletin board for BRL, Holdings, Inc. (OTCBB BRLN). For information regarding our filings with the Securities and Exchange Commission please go to www.sec.gov.

                         Competitive Business Conditions

     Regarding the Element 21 technology, all major manufacturers of golf clubs, shafts and related equipment will be major competitors of our planned business operations, and all have greater resources, marketing capabilities and name recognition, among other factors, that will make it difficult for us to compete with them.

                    Sources and Availability of Raw Materials

     The Company has a strategic supply agreement with an affiliate of OAO KUMZ. Under this agreement, concentrated scandium alloy shall be produced to the specification of Element 21 Golf by the KUMZ affiliate. KUMZ also will transfer the latest innovations in scandium alloys to Element 21 Golf as such become available. KUMZ is a well-established, diversified producer of aluminum, aluminum alloys and products for aerospace, shipbuilding, automotive, and other industries. KUMZ is also the world's largest facility specializing in scandium alloy products. Initially scandium work began 20-25 years ago with the development of aluminum-scandium aerospace alloys for fighter aircraft.

     The second strategic partner is Yunan Aluminum, which is in the business of manufacturing precision tubing for outdoor recreation and sporting markets. Yunan Aluminum was established in 1979 in South Korea, and now manufactures, for parties other than the Company, about 80,000 pounds per month of high quality products made of high strength aluminum alloys. Yunan Aluminum intends to reprocess, in South Korea, alloy concentrate shipped by KUNZ on behalf of Element 21 Golf and also intends to produce scandium golf shafts exclusively for Element 21 Golf Company.

       No History of Sales; Dependence on Proposed Infomercial Methodology

     The Company's golf products are new to the market. The Company has no history of sales or market penetration of its golf products. While the market is large, we cannot assure that the Company's products will achieve general market adoption. As of the date of this report, we have not raised funds sufficient to manufacture the initial products nor have we raised funds sufficient to produce an infomercial and to acquire media.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

     The Company has direct title to no patents. However, when it acquired Element 21 Golf, it acquired the exclusive right to use, produce and sell a specified range of scandium aluminum alloy for golf club shafts and golf heads. Although these rights do not cover all mixes of scandium aluminum alloy, the Company believes that any scandium aluminum alloy outside the range of its patent protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. The golf applications under these patent rights acquired by us in the Element 21 Acquisition, which are U. S. Patent Nos. 5,597,529 issued on January 28, 1997, and 5,620,662, issued on April 15, 1997, initially filed by Ashurst Technologies, Inc. and acquired on January 7, 2001, by Dr. Hearn and Mr. Sindalovsky were assigned to Element 21 immediately prior to our acquisition of 100% of the outstanding securities of Element 21, as disclosed in our 8-KA Current Report dated October 2, 2002, which is referenced in the Exhibit Index, Part III, Item 13, and as briefly discussed above under the heading "Business Development" of this Item.

       Need for any Government Approval of Principal Products or Services

     There is no need for any government approval or regulation of Element 21's products. There may be a need to comply with certain trade agreements between Element 21 and their strategic partners outside of the United States of America.

            Effects of Existing or Probable Governmental Regulations


Sarbanes-Oxley Act

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

o Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

o Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

o We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated there under. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Penny Stock

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

o    with a price of less than five dollars per share;

o    that are not traded on a "recognized" national exchange;

o    whose prices are not quoted on the NASDAQ automated quotation system; or

o in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

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

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

o get information about the investor's financial situation, investment experience and investment goals;

o reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

o provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

o receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

                              Reporting Obligations

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

                              Small Business Issuer

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

         Research and Development Expenses During Past Two Fiscal Years

     In Fiscal 2003 there was $2445 directly spent for research and development associated with the Element 21 golf technology. This amount does not include unallocated consulting fees paid to consultants. In fiscal 2002 there was no research and development costs by the Company or by any of our subsidiaries, except the recognition of $262,879 in fiscal 2002, all of which was related to AssureTec. It is anticipated that research and development funds will be required with respect to our planned business operations of the development, manufacture and sale of scandium alloy golf clubs.

     To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs. The Company expects to spend additional amounts on research and development during fiscal year 2004 from its limited resources to continue our golf product development prior to commencing efforts to raise additional capital and prior to commencing shaft production.

             Costs and Effects of Compliance with Environmental Laws

     None of our subsidiaries have yet reached the stage of development wherein environmental issues have arisen; that is the same regarding our Element 21 technology; however, we cannot yet determine what, if any, of these types of regulations will affect our planned business operations of the development, manufacture and sale of scandium alloy golf clubs.

     Further, because the existing agreements with KUNZ and Yunan do not require the Company to retain responsibility for any environmental compliance and/or impact, the Company believes it has no significant exposure to environmental compliance nor any other governmental regulation or oversight

                               Number of Employees

     As of October 14, 2003, we have no employees. Consultants Nataliya Hearn, PhD, who is our CEO and President, and David Sindalovsky, both of whom are based in Toronto, Canada, oversee the engineering, alloy supply and production. Consultants Jim Morin, who is our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and USGA compliance for the golf products, and consultants Bruce Reeves and Kevin McGuire (formerly officers of our Company operating through Robertson Financial Advisors LLC based in New Hampshire) and Randy Renken (operating through Profit Consultants, Inc.), oversee the accounting and public company compliance issues. This consultant structure allows the Company to avoid having large fixed-cost marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

     Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. In this Form 10-KSB, forward-looking statements also include:

o    statements about our business plans;

o statements about the potential for the development, regulatory approval and public acceptance of new services;

o    estimates of future financial performance;

o predictions of national or international economic, political or market conditions;

o statements regarding other factors that could affect our future operations or financial position; and

o    other statements that are not matters of historical fact.

     These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business" as well as in this Form 10-KSB generally. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

These forward-looking statements speak only as of the date of this Form 10-KSB. We believe it is in the best interest of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, and also review the Quarterly Reports on Form 10-QSB to be filed by us in our 2004 fiscal year, which begins July 1, 2003 and ends June 30, 2004.



ITEM 2.  DESCRIPTION OF PROPERTY

         We occupy space provided by Assuretec Systems under our consulting agreement with Dr. Reeves and his affiliate Robertson Financial Advisors LLC. There is no specific allocation as to rental costs. AssureTec has entered into a three-year lease of a building. The lease calls for monthly payments of $3,544. This area, containing approximately 6,000 square feet of finished office, is shared with our subsidiary Tech Ventures, Inc., AssureTec, and other affiliated companies and several other affiliates of Dr. Reeves.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings, our property is not the subject ot a pending legal proceeding, and to the knowledge of our management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

     Further, to the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company prepared and mailed, on or about December 2, 2002, an Information Statement on Schedule 14C notifying the Company shareholders that the Company had obtained sufficient stockholder approval to change its name to "Element 21 Golf Company" and to increase the number of authorized shares of common stock to 100,000,000 from 50,000,000. The Company mailed additional information regarding the Element 21 Acquisition to shareholders on or about September 17, 2003. The Company intends to effect these actions on or about October 15, 2003. No other matters were submitted to a vote of our security holders during fiscal year ended June 30, 2003.

                                                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     There has never been any established trading market for our shares of common stock and there is no assurance that a trading market will develop. Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol "BRLN" as reflected below. No assurance can be given that any market for our common stock will develop in the future or be maintained. If an established trading market ever develops in the future, the sale of our common stock pursuant to Rule 144 of the Securities and Exchange Commission, or otherwise, by members of our management or others may have a substantial adverse impact on any such market.

     The range of high and low bid quotations for our common stock during each of the nine quarters in the period ended September 30, 2003, is shown below. Prices have not been adjusted to reflect the October 2002 stock dividend, and are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                          STOCK QUOTATIONS
                                                   BID
Quarter ended:                           High              Low

September 30, 2001                       $0.15            $0.15
December 31, 2001                        $0.15            $0.15
March 31, 2002                           $0.25            $0.25
June 30, 2002                            $0.30            $0.30
September 30, 2002                       $0.17            $0.15
December 31, 2002                        $0.30            $0.05
March 31, 2003                           $0.15            $0.03
June 30, 2003                            $0.15            $0.03
September 30, 2003                       $0.31            $0.04


     Holders

     The number of record holders of our common stock as of October 14, 2003 was approximately 1,300; this number does not include an undetermined number of stockholders whose shares are held in brokerage accounts or by other nominee holders.

     Dividends

     We effected a two-for-one stock split in the form of a 100% stock dividend on all our outstanding shares of common stock (including shares issued in connection with the Acquisition) on the record date of October 4, 2002, which also resulted in similar adjustments to all of our shares of common stock underlying our outstanding options. Except as otherwise indicated herein, all share and per share data reflected in this Annual Report has been retroactively restated to reflect this dividend.

     We also resolved to effect, by exemption from registration under the Securities Act or by registration under the Securities Act, a spin-off of our interests in Tech Ventures, Inc., a Delaware corporation ("Tech Ventures"), that was formed as a wholly owned subsidiary on June 19, 2002, to hold substantially all our assets and business that we owned prior to the closing of the Element 21 Acquisition, to our shareholders of record as of October 4, 2002 (excluding shareholders who received shares of the Company's common stock in connection with the Acquisition). The Company currently is preparing the documentation necessary to implement this distribution.

     All holders of shares and options issued or exchanged under the Element 21 Acquisition waived any right to the spun-off shares of Tech Ventures.

(b)      Recent Sales of Unregistered Securities

     We sold the following unregistered securities during the past three years. All such sales and issuances were made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder. We examined, to our satisfaction, representations or other information regarding the sophistication of the investors and/or their relationships with the Company as well as representation regarding the investor's investment intent in our reliance on such exemptions.

                         Fiscal Year Ended June 30, 2001

Common Stock Issued for       Number of Shares Sold      CONSIDERATION

Services (1)                        928,000              Services valued at
                                                         $46,400


                         Fiscal Year Ended June 30, 2002

Common Stock Issued for       Number of Shares Sold      CONSIDERATION

Services (2)                      1,414,968              Services valued at
                                                         $134,822
Options Exercise (3)                500,000              $ 35,000
Subsidiary Exchange (4)          11,104,000              Shares of AssureTec
                                                         common stock



                         Fiscal Year Ended June 30, 2003

Common Stock Issued for       Number of Shares Sold      CONSIDERATION

Acquisition of subsidiary (5)    48,904,420              Shares of Element 21
                                                         stock

Services (6)                      2,000,000              Services valued at
                                                         $120,000

(1) On January 30, 2001, 560,000 shares of common stock were issued to former President Dr. Reeves in consideration for services rendered. On January 30, 2001, 40,000 shares of common stock were issued to Kevin McGuire in consideration for services rendered. On January 30, 2001, 100,000 shares of common stock were issued to Richard Schubert in consideration for services rendered. On January 30, 2001, 100,000 shares of common stock were issued to Richard Whitney in consideration for services rendered. On January 30, 2001, 128,000 shares were issued to the Company's legal counsel in consideration for services rendered.

(2) On January 19, 2002, employees of AssureTec were issued 1,016,968 shares of common stock in consideration of services rendered. On October 19, 2001, 318,000 shares of common stock were issued to the Company's legal counsel in consideration of services rendered. On October 19, 2001, 80,000 shares of common stock were issued to a consultant of the Company in consideration of services rendered.


(3) As part of the AssureTec acquisition, on October 19, 2001, Dr. Bruce Reeves and Kevin McGuire were granted options to purchase 450,000 and 50,000 shares of common stock, respectively. These options were granted with an exercise price of $0.07 per share and were exercised in fiscal year 2002.

(4) Effective November 9, 2001, we acquired 100% of the outstanding common stock of AssureTec Systems by issuing 6,354,000 shares of restricted common stock and by converting options to acquire 4,750,000 shares of AssureTec common stock into options to acquire 4,750,000 shares of the Company's common stock. On April 1, 2002, we exchanged 2,852,000 shares of AssureTec common stock for 5,704,000 shares of our common stock that had been issued in connection with the AssureTec Acquisition from substantially all of the founders and consultants from whom our interest in AssureTec was initially acquired. In addition, options to acquire 4,750,000 shares of our common stock then held by these individuals were cancelled.

(5) Pursuant to the Element 21 Acquisition a total of 42,472,420 shares of restricted common stocks were issued on October 4. 2002. Additionally 6,432,000 options were issued to acquire 6,432,000 shares of the Company's common stock at a price per share of $.001 until October 2, 2007.

(6) On June 10, 2003, 1,650,000 shares were issued to consultant R. Bruce Reeves and 100,000 shares were issued to Kevin McGuire and 250,000 shares were issued to John Lowy in consideration for services rendered in 2003. This does not include the 6,432,000 option shares issued in connection with the Element 21 Acquisition and an additional 4,601,708 shares to be issued to consultants upon the Company amending its Certificate of Incorporation to authorize an additional 50 million common shares. This increase has been approved by the Board of Directors and Shareholders of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a)  Plan of Operations

     Subject to raising the necessary additional funds, of which there can be no assurance, the Company initially intends to introduce our scandium shafted driver and similar metal headed woods built with our Element 21 shaft technology through the production and airing of a program of infomercials to the general public. The use of infomercials has been successful for a number of new golf technology product roll-outs such as Taylor Made's Burner Bubble fairway woods, Pure Spin Diamond Face Scoring Wedge, and Adams Golf Tight Lies clubs. Once the infomercial is launched and subject to the Company's raising sufficient funds, of which there can be no assurance, the Company expects to commence a program to engage an experienced infomercial managing agent to oversee the production, media purchase and follow-up fulfillment services for packaging, shipment and account collection of the golf product activities. Golf industry infomercial experience suggests that this infomercial approach generates initial cash flows almost immediately and generates a slow but steady retail revenue component independent of the continuing infomercial media response. The Company expects to continue to invest in this infomercial approach for at least one year after its initial product introduction followed by an increasing emphasis and support of the retail product introduction. There can be no assurance that this product introduction strategy will be successful. At the present time, the Company does not have sufficient cash or binding cash commitments to implement its business plan; however, management believes that it will be able to raise additional funding to pursue the Company's business plan. There is no assurance that the Company will be able to raise these funds.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations


     Effective as of December 31, 2000, we reduced our ownership interest in Biorelease Technologies, Inc. ("BTI") from 92.5% to 15.9% through the transfer of 76.6% of the shares we owned in BTI from the Company to an affiliate of Dr Reeves in exchange for Dr. Reeves' indemnifying us from the liabilities of BTI. During the fiscal years ended June 30, 2002 and 2001, BTI's operations were minimal, as outlined in Note 1 to our Consolidated Financial Statements. The value of the investment in BTI was reduced to $0 in fiscal year 2003.

     In July 2001, we formed Advanced Conductor Technologies, Inc. ("ACT") and I-JAM Entertainment, Inc. ("I-JAM") as wholly owned subsidiaries. These entities were formed in anticipation of two specific identified merger and acquisition transactions that were never consummated. These entities currently have no material operations, no sources of revenue, and no business, all of which is described in Note 1 to our Consolidated Financial Statements. The balance sheet value of I-Jam was reduced to $0 and ACT is carried at a nominal par value in the 2003 financial statements. In November, 2001, following our acquisition of 100% of AssureTec, we began reporting as a development stage enterprise. We terminated this reporting basis effective April 1, 2002, upon the change in our interest in AssureTec from a majority interest to a minority interest. At June 30, 2003 and 2002, our ownership interest in AssureTec was 34.2%. AssureTec is a development stage company that has proprietary technologies in authenticating documents used for identification and to prevent fraud and terrorism. It has incurred research and development and general and administrative expenses, but has limited revenues at this time. The management of AssureTec is currently seeking to raise capital sufficient to fund its operations during its development stage; it has not yet commenced its principal operations, has limited working capital; and no current sources of revenue, also as outlined in
Note 1 to our Consolidated Financial Statements. As discussed elsewhere in this Annual Report (see Item 5(b) above), the Company intends to distribute the shares it owns in Tech Ventures to the shareholders of the Company who owned shares on October 4, 2002.

     In June 2002, we formed Tech Ventures at which time we transferred substantially all of our assets, subject to certain liabilities, to Tech Ventures, in exchange for both 100% of its outstanding common stock and its assumption of substantially all of our liabilities. Tech Ventures has had no operations or revenues independent of its investments in, AssureTec, ACT and I-JAM, also as outlined in Note 1 to our Consolidated Financial Statements.

Fiscal 2003 Compared to Fiscal 2002

     As further discussed in Note 1 to our Consolidated Financial Statements, during the two years ended June 30, 2003 and 2002: (i) we consolidated BTI's operations through December 31, 2000, and accounted for it on an equity basis thereafter; (ii) we consolidated AssureTec's operations from the date of its acquisition, November 9, 2001, through March 31, 2002 (the date of the change of our ownership in AssureTec from a majority interest to a minority interest), and accounted for it on an equity basis thereafter; and (iii) we consolidated Element 21 Golf Company's operations from September 19, 2002 through June 30, 2003 and accounted for it on an equity basis thereafter.

     During fiscal 2003, we had no revenues and no gross profits. General and administrative expenses for the year were $1,010,189, primarily arising from consulting, legal and accounting expenses related to the acquisition of Element
21. Research and development expenses of $2,445 were incurred in connection with the purchase of the Element 21 technology. The loss from investments of $294,103 resulted from the equity basis treatment of the investments in certain of our subsidiaries. Other income of $210,017 occurred as a result of the Element 21 Acquisition and covered related consulting, legal and operating expenses associated with the Element 21 Acquisition under the terms of the Acquisition agreement. Net loss for fiscal year ended June 30, 2003 was $1,096,720 as compared with a net loss of $857,224 for the year ended June 30, 2002.

     During fiscal 2002, we had no revenues and no gross profits. General and administrative expenses for the year were $605,701, of which $134,822 represented compensation recorded on the issuance of common stock for services performed by employees and consultants working for the benefit of AssureTec. Research and development expenses during this period were $262,879, representing activity at AssureTec. During fiscal 2002, we also recorded a loss from investments of $1,644 from changes in activity within BTI that was accounted for on an equity basis of accounting for all of fiscal 2002. We also recognized other income of $13,000 during this period representing reimbursements of expenses from a third party related to AssureTec activities during the period from November 2001 through March 2002, and resulting in a loss of $857,224 for fiscal year ended June 30, 2002.

     As further discussed in Note 7 of our Consolidated Financial Statements, during fiscal 2002, we recorded approximately $618,000 of losses associated with our investment in AssureTec and our interest in AssureTec's operations subsequent to its acquisition by us. This amount would not have been significantly different had the acquisition of AssureTec occurred at the beginning of fiscal 2002.

Liquidity and Capital Resources

     From our inception and as of the date of this Annual Report, our primary source of funds has been the proceeds from private offerings of our common stock and the common stock of our subsidiaries and advances from affiliates of Dr. Reeves and other consultants. The Company's need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans. The failure to achieve these plans will have a material adverse effect on our Company's financial position, results of operations and ability to continue as a going concern. As noted in our auditor's report dated October 14, 2003, there is substantial doubt about our Company's ability to continue as a going concern.

New Accounting Pronouncements

     Effective as of November 2001, with the acquisition of AssureTec we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). The statement requires the use of the purchase method of accounting, requires the purchase price to be allocated to assets acquired and liabilities assumed, including intangible assets and specifies the types of intangible assets to be recorded.

     Effective with the adoption of SFAS 141, we adopted SFAS 142 "Goodwill and Other Intangible Assets." Under the terms of SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized. Rather, they are assessed for impairment at the date of adoption and then on an annual basis. Intangible assets with finite lives continue to be amortized over such lives.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a significant impact on our Company's financial position or results of operations.

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

Critical Accounting Policies and Estimates

     The use of the following accounting policies, each of which are further discussed in Note 1 of our Consolidated Financial Statements, had a significant effect on our Company's Consolidated Financial Statements.

o Our Company's investment in Element 21 was accounted for on the consolidated basis from September 19, 2002 through June 30, 2003. Pursuant to FASB's issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the investment was impaired utilizing the equity method of accounting.

o Our Company's investment in AssureTec was accounted for on the consolidated basis through March 31, 2002, and on the equity method of accounting thereafter.

o Our Company's Consolidated Financial Statements have been prepared on the basis we will continue as a going concern.

     The following estimates used in the preparation of our Company's Consolidated Financial Statements had a significant effect on those statements.

o Our Company has established a reserve against our deferred tax asset reducing the carrying value to $0 at June 30, 2003 and 2002.

o In fiscal 2002 it was determined that the related party receivable due from AssureTec should be reserved against due to the development stage of AssureTec. The carrying values of this receivable was reduced to $0 at June 30, 2002.

o

o

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 8A  CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. During the fourth quarter of fiscal year 2003, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           Identification of Directors and Executive Officers

         The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal year ended June 30, 2002 and to the date of this Annual Report, and the period or periods during which each such director or executive officer has served in his or her respective positions.

Name               Age   Position with the Company                  Date of Election or Designation

Nataliya Hearn,    36    President, CEO and Director                October 4, 2002
Ph.D.

Jim Morin          54    Secretary, Treasurer, CFO and Director     October 4, 2002

Gerald Enloe       55    Director                                   October 4, 2002


Term of Office

     The term of office of the current directors shall continue until the annual meeting of our stockholders, which is scheduled in accordance with the direction of the Board of Directors. The annual meeting of our Board of Directors immediately follows the annual meeting of our stockholders, at which officers for the coming year are elected.

Business Experience

     Nataliya Hearn, Ph.D., P. Eng., is a Canadian citizen with a Ph.D. in Civil Engineering from Cambridge University and is a registered professional engineer. Dr. Hearn serves as President and CEO of the Company. Since 1999, Dr. Hearn has been an Associate Professor at the University of Windsor and since 1994 has been an Adjunct Professor at the University of Toronto. Dr. Hearn is currently a Director of Magnesium Alloy Corporation, Director of New Product Development and Marketing at Link-Pipe Inc., and Director of R&D at Materials Service Life LLC. Dr. Hearn has considerable experience in technology transfer, evaluation, and government/industry grants. Dr. Hearn's managing experience involves:

o evaluation, exploration and organization of Ukrainian gold deposits, by the Canadian geologists together with the Ukrzoloto and Ashurst teams;

o management of teams for testing and evaluation of damaged concrete in construction defects litigation in the USA; and
o management of concept development, implementation, financing and marketing of new products in trenchless technology repair business.

     Jim Morin of Mission Viejo, California, serves as Executive Vice President of Product Development, Treasurer and Secretary of our Company. He has been associated with the golf industry for the past 20 years. Mr. Morin is an owner of, and since 1989 has been an officer of, Hyper Industries, a golf development and marketing company. In his capacity with Hyper Industries, Mr. Morin has worked with Tommy Armour, Cleveland, Echelon, Calloway, Cobra, McHenry Metals Golf, Taylor Made, Lynx and other golf companies. Mr. Morin has extensive experience in high performance golf alloys, design, testing and production of clubs and shafts that will be of particular value to us in our planned operations.

     Gerald Enloe of Houston, Texas, serves as a Director and our Chairman of our Board. Mr. Enloe has served as President and CEO of Houston Industrial Materials, Inc. since 1991.

Family Relationships

     There are no family relationships among the Directors and executive officers named above.

Involvement in Certain Legal Proceedings

     To the knowledge of management and during the past ten years, no present director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

     (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his or her involvement in any type of business, securities or banking activities;

     (4) Was found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law or commodities law, and the judgment has not been subsequently reversed, suspended, or vacated.

Audit Committee

     Currently, the Board of Directors serves as the Company's audit committee. Currently none of the Company's directors qualifies as a "financial expert" pursuant to Item 401 of Regulation S-B. R. Bruce Reeves who does qualify as a financial expert is available to the board as needed.

Compliance with Section 16(a) of the Exchange Act

The following reports on Forms 3, 4 or 5 were required to be filed by our directors, executive officers, and 10% or greater stockholders under the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on the following dates; and as indicated, were filed later than required by the applicable rules and regulations:

                                      Description                                                   Number of
                                      of Form or            Required Filing                         Reportable
      Name                            Schedule              Date                Filing Date         Transactions
R. Bruce Reeves, Ph.D.                     4                10/06/02            11/04/02                4

Kevin T. McGuire                           4                10/06/02            11/04/02                4


Nataliya Hearn, Ph.D.                      3                10/14/02            11/04/02               n/a
                                           5                08/14/03               *                    1

Gerald Enloe                               3                10/14/02            11/04/02               n/a
                                           5                08/14/03               *                    1

Jim Morin                                  5                08/14/03               *                    1

Tom Sawyer, Esq.                           3                10/14/02               *                   n/a

Randy Renken, Esq.                         3                10/14/02            11/04/02               n/a

Dimitry Sindalovsky                        3                10/14/02               *                   n/a

Paul Whitton                               3                10/14/02               *                   n/a

* Management believes that all these Forms or Schedules, to the extent remaining un-filed as of the date of this Annual Report, will be filed no later than 10 days from the date of this Annual Report.

Code of Ethics

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officers, principal accounting officer or controller due to the small number of executive officers involved with the Company and due to the fact that the Company operates through strategic consultants with no employees. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated (each person is referred to in this Item 10 as a "Named Executive Officer":

                           SUMMARY COMPENSATION TABLE
                                                                                            Long-Term Compensation
                           Annual Compensation                                Awards                      Payouts

           (a)                 (b)        (c)       (d)          (e)           (f)            (g)           (h)           (i)
    Name and Principal      Years of
         Position           Periods                                          Restricted                    LTIP
                             Ended         $         $      Other Annual     Stock           Option/       Payouts      All Other
                                         Salary    Bonus    Compensation     Awards $        SAR's #         $        Compensation
Nataliya Hearn, Ph.D.,       06/30/03      0         0            0           (1) 0            0             0             0
President, CEO and
Director

Jim Morin, Treasurer,        06/30/03      0         0            0           (1) 0            0             0             0
Secretary and Director

R. Bruce Reeves, Ph.D.,      06/30/03      0         0            0           (2) 0            0             0             0
Past President, CEO and      06/30/02      0         0            0           (3) 0            0             0             0
Director

Kevin T. McGuire, Past       06/30/03      0         0            0           (2) 0            0             0             0
Treasurer/ Secretary         06/30/02      0         0            0           (3) 0            0             0             0


(1) Nataliya Hearn and Jim Morin serve as executive officers for the Company without compensation. Ms. Hearn and Mr. Morin began serving as executive officers for the Company on October 4, 2002.

(2) R. Bruce Reeves, Past President, and Kevin T. McGuire, past Treasurer, are currently engaged as consultants to the Company. In consideration for their services during fiscal 2003 they were awarded they were awarded 2,701,500 and 370,000 shares respectively. Of these shares, 1,650,000 and 100,000,respectively were issued at a value of $.06 per share. An additional 250,000 shares were issued to the Company's legal counsel. The remaining shares awarded will be issued when the Company files documents in Delaware to increase its authorized number of shares of common stock from 50 million to 100 million. This increase has been approved by the Board of Directors and Stockholders of the Company.

(3) Our past President, R. Bruce Reeves, and past Treasurer/Secretary, Kevin T. McGuire, served our Company without salaried compensation. Messrs. Reeves and McGuire resigned as executive officers on October 4, 2002. As part of the AssureTec acquisition, they were granted options to purchase 450,000 and 50,000 shares, respectively, of our common stock. These options were granted with an exercise price of $0.07 per share and were exercised in fiscal year 2002.

(4) This table excludes 6,432,000 option shares issued by the Company in connection with the Acquisition to the Company's consultants and also excludes 4,601,708 additional consulting shares and options, neither of which can be issued prior to the Company filing documents in the State of Delaware to amend its Certificate of Incoporation to authorize an additional 50,000,000 shares of common stock. This increase has been approved by The Board of Directors and shareholders of the Company.

     Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the years ended June 30, 2003, or 2002, or the period ending on the date of this Annual Report. Further, except as indicated above, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation Committee

     The Company does not have any employees; and officers serve the Company without compensation. When the Company determines that compensation for services will commence, a Compensation Committee will be nominated. When the Committee on Compensation and Management Development (the "Compensation Committee") convenes it will consist of non-employees, and independent members of our Board of Directors.

Compensation of Directors

     There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed fiscal year or the previous two fiscal years for any service provided as a director except that during the last fiscal year, former directors Richard Schubert and Richard Whitney were each granted options to acquire 20,000 shares of the Company's common stock for a price per share of $0.16 in consideration of services rendered.

Termination of Employment and Change of Control Arrangement

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth the beneficial owners of more than 5% of the Company's outstanding voting common stock as of June 30, 2003:


                                            At June 30, 2003

Name and Address of                         Number of Shares                Percent of Common Stock
Beneficial Owner                            Beneficially Owned (1)          Outstanding
Officers & Directors


Gerald Enloe, Director and Chairman             2,950,460                            5.9%
PO Box 14391
Humble TX 77347

Nataliya Hearn, Ph.D., President,               4,900,000                            9.8%
CEO and Director
3173 Sandwich Street, 37
Windsor, Ontario H3A P7S
Canada

Jim Morin, Vice President,                         -0-                                0%
Secretary/Treasurer and Director
27672 Pasatiempo Drive
Mission Viejo, CA 92692

All Officers, Directors as a                    7,850,460                           15.7%
Group  (3 Persons)

Beneficial owners of 5% or more of
common stock

Tom Sawyer, Esq., Stockholder                 3,450,000 (2)                          6.9%
1151 CR 325
Lexington, TX 78947

Randy Renken, Esq., Stockholder               4,455,396 (3)                          8.9%
316 Main Street, Suite L
Humble, TX 77338

Dimitry Sindalovsky, Stockholder                4,455,396                            8.9%
99 Harbour Square,
Suite 3106
Toronto, Ontario M5J 2H2

Paul Whitton, Stockholder                      4,005,396(4)                          8.0%
2415 Shakespeare #3
Houston, TX 77030

Total owned by Directors,                     24,216,648                            48.5%
Executive Officers and 5% or
greater shareholders:

(1) Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated. Percentages are based upon 49,906,220 shares issued and outstanding and no options are exercisable on or before January 1, 2004 for the above named persons, as of the date hereof.

(2) This table excludes 6,432,000 option shares issued originally by Element 21 to the Company's consultants assumed in the Acquisition and also excludes 4,601,708 additional consulting shares and options, neither of which can be issued prior to the Company's filing amendments to its Certificate of Incorporation in Delaware. The amendment has been approved by the Board of Directors and Stockholders of the Company.

(3) Includes 2,655,396 shares owned by Profit Consultants, Inc., a consulting company controlled by Mr. Renken.

(4) Includes 2,655,396 shares owned by Element 21, Inc., a privately held company controlled by Mr. Whitton.

Changes in Control

     As described in Part 1, Item 1(a) above, effective October 4, 2002, we issued 42,472,420 shares of restricted common stock and options to acquire 6,432,000 shares of the Company's common stock for 100% of the outstanding common stock of Element 21.

     Prior to the Closing of the Acquisition, excluding shares underlying options, none of which are exercisable prior to the Company filing an amended Certificate of Incorporation, which amendment has been approved by the Board of Directors and Shareholders of the Company, Dr. R. Bruce Reeves, our then President and CEO, including the shares owned by Sandra J. Reeves, his wife, beneficially owned 2,688,312 shares or 49.5% of our outstanding voting securities. Immediately following the Acquisition, and also excluding shares underlying outstanding options, none of which are not deemed to be owned by our "affiliates," Dr. Reeves controlled 9.4% of our outstanding voting securities at October 4, 2002. Currently, he owns less than 5% of our outstanding voting securities. Dr. Reeves was the founding director of Element 21, and was instrumental in its acquisition of the Element 21 golf technology. For these services, he was issued 2,100,000 shares of restricted common stock of Element 21, and was granted options to acquire an additional 900,000 shares of common stock for aggregate consideration of $900, payable in cash or services. All of these Element 21 shares and options were exchanged for like shares and options of our Company under the Element 21 Acquisition. None of the options of Dr. Reeves could be exercised for a period of 120 days from the date of the Acquisition. Dr. Reeves abstained from any voting on the Element 21 Acquisition. Dr. Reeves is currently a consultant to our Company.

     Also prior to our closing of the Acquisition, Richard F. Schubert, our Chairman, Richard Whitney, one of our directors, R. Bruce Reeves, our President and Kevin T. McGuire, our Secretary/Treasurer, respectively owned, 144,422 shares or approximately 2.6%; 131,564 shares or approximately 2.4%; 2,688,312 shares or approximately 49.5%; and 122,886 shares or approximately 2.3% of the Company's issued and outstanding common stock.

     Management and directors of our Company immediately following the Acquisition resigned effective October 4, 2002, and designated the members of management and directors and executive officers of Element 21 as directors and executive officers of our Company who now hold all three seats on our Board of Directors and currently comprise all of our officers.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Except as disclosed herein in the section "Recent Sales of Unregistered Securities" or in the section "Changes of Control", there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest, except as follows:

     Prior to the Acquisition, Dr. Bruce Reeves, formerly CEO and Chairman of the Company, and currently a consultant to the Company, beneficially owned approximately 49.5% of the Company's outstanding common stock. Dr. Reeves currently beneficially owns approximately 3.8% of the Company's outstanding common stock.

     The Company's wholly owned subsidiary Tech Ventures, Inc. owns 2,813,200 shares of AssureTec Systems, Inc. (approximately 34.2% of the outstanding shares and approximately 16% of the fully diluted AssureTec shares). AssureTec Systems is a Delaware company which was originally a wholly owned subsidiary of the Company. Dr. Reeves currently serves as President and sole director of Tech Ventures, Inc. Dr. Reeves also serves at Chairman and CEO of AssureTec Systems and currently beneficially owns approximately 58.2% of AssureTec Systems and under a three-year employment contract with AssureTec Systems, Dr. Reeves will receive a salary of $162,000 per year, which is currently being accrued until substantial profitability or capitalization occurs.

     As of March 31, 2003, AssureTec Systems owes $947,238 to an entity owned by Dr. Reeves and his family. Under an option agreement between Dr. Reeves and AssureTec Systems, at the close of each quarter, any advances from Dr. Reeves made to AssureTec Systems may be convertible into stock at the option of Dr. Reeves at a price of $.25 per share. Upon its written request, AssureTec Systems may "put" the conversion of the cumulative balance of advances made by Dr. Reeves to him, forcing conversion of all balances owed to him into shares of AssureTec's common stock at a price of $.20 per share. In the event AssureTec Systems exercises its put to convert into stock amounts owed to Dr. Reeves, the shares received by Dr. Reeves shall receive a preference on liquidation over the common stockholders of AssureTec Systems. If Dr. Reeves exercises his option to convert amounts owed to him by AssureTec into stock, this liquidation preference shall not apply.

     AssureTec Systems has entered into a three-year lease of the building where both AssureTec Holdings and AssureTec Systems are located. The lease calls for monthly payments of $3,544. The lease has been guaranteed by an entity controlled by Dr. Reeves and his family.

         NAME                        Shares to be issued         Value of shares

Randy Renken, shareholder                 2,416,667                $ 160,000
Dimitry Sindalovsky, shareholder          1,880,000                $ 124,000

     These shares and other shares to security holders with less than 5% ownership of our common stock and with values less than $60,000 will be issued when the Company files documents in Delaware to increase the authorized number of shares of its common stock from 50,000,000 to 100,000,000. This increase has been approved by the Board of Directors and Stockholders of the Company. 6,432,000 of these additional shares result from the Acquisition and an additional 4,601,708 shares result from additional consulting services performed during the current fiscal year ending June 30, 2003.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and index of exhibits.


         The following is a complete list of Exhibits filed as part of this Form
         10-KSB, which Exhibits are incorporated herein.

        (a)      Financial Statements

         Independent Auditors Report....................................................F-1

         Consolidated Balance Sheets at June 30, 2003 and 2002..........................F-2

         Consolidated Statements of Operations for the Years Ended
                June 30, 2003 and 2002..................................................F-3

         Consolidated Statements of Changes in Stockholders'
                Deficiency for the period from July 31, 1999
                (Inception) through June 30, 2003.......................................F-4

         Consolidated Statements of Cash Flows for the Years Ended
                June 30, 2003 and 2002..................................................F-5

         Notes to Financial Statements..................................................F-6


         Exhibit No.           Exhibit Description
         ----------            -------------------

             2.1 Restated Element 21 Golf Agreement and Plan of Reorganization dated September 19, 2002(1)

                               Schedule A          Element 21 Golf Company 701
                                                   Shareholders(1)

                               Schedule B          Stockholder Waiver(1)

                               Schedule C          Technology Transfer
                                                   Agreement(1)

                               Schedule D          Investment Letter(1)

                               Schedule E          Element 21 Golf Disclosure
                                                   Statement(1)

                               Schedule F          BRL Holdings Disclosure
                                                   Statement(1)

                               Schedule G          BRL Holdings Certification(1)

                               Schedule H          Element 21 Certification(1)

                               Schedule I          Assignment and Indemnity
                                                   Agreement(1)

3i-1              Certificate of Incorporation of Company (2)
3i-2              Amendment to Certificate of Incorporation of Company(2)
3ii               Bylaws(2)
10d               1992 Stock Option Plan(3)
10e               1992 Directors' Stock Option Plan (3)
16                Letter of change in certifying accountant (4)
21                Subsidiaries of the Registrant.  Filed herewith.
23                Consent of Stephen A. Diamond.  Filed herewith.
31                Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive
                  Officer and Chief Financial Officer. Filed herewith.
32                Certification of Chief Executive  Officer and Chief Financial
                  Officer Pursuant to 18 U.S.C.  Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  Filed herewith.


---------------------------

(1) Incorporated by reference to the Company's Amended Current Report on Form 8-K/A, filed on November 6, 2002.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, file No. 33-43976 filed on November 14, 1991.
(3) Previously filed as an Exhibit to the Company's Form 10-K for the year ended June 30, 1992 filed with the Commission on September 28, 1992, file No. 0-15260, and, by this reference, incorporated herein.
(4) Incorporated by reference to the Company's Form 8-K filed on November 20, 2002.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the fourth quarter of 2003. A report on Form 8-K/A-2 dated October 2, 2002 was filed with the Securities and Exchange Commission on September 19, 2003 to provide supplemental information regarding the Element 21 Acquisition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

Stephen A. Diamond, Chartered Accountant, the Company's principal accountants ("Stephen A. Diamond"), billed the Company $10,000 for the year ended June 30, 2003 for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB and services normally provided by Stephen A. Diamond in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002. These are the only services provided by Mr. Diamond for the Company.

Audit Committee Pre-Approval Policies

The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Stephen A. Diamond. All the services performed by Stephen A. Diamond that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on Stephen A. Diamond's engagement to audit the Company's financial statements for the fiscal years ended June 30, 2003 and 2002 were attributed to work performed by persons other than Stephen A. Diamond's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            BRL HOLDINGS, INC.



Date: October 14, 2003                      By:      /s/ Nataliya Hearn
                                                     ---------------------------
                                                     Nataliya Hearn, Ph.D.
                                                     President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                     BRL HOLDINGS, INC.



Date:    October 14, 2003  By:      /s/Nataliya Hearn
                                    ------------------------
                                    Nataliya Hearn, Ph.D.
                                    President and Director


Date:    October 14, 2003  By:      /s/ Gerald Enloe
                                    ------------------------
                                    Gerald Enloe
                                    Director


Date:    October 14, 2003  By       /s/ Jim Morin
                                    -----------------------
                                    Jim Morin
                                    Secretary/Treasurer,
                                    CFO and Director

                                       BRL HOLDINGS, INC.

                                       FINANCIAL STATEMENTS
                                       YEARS ENDED JUNE 30, 2003 AND 2002


                                       INDEPENDENT AUDITORS' REPORT


To: The Board of Directors and Shareholders of
BRL Holdings, Inc.;



I have audited the accompanying consolidated balance sheet of BRL Holdings, Inc. (formerly Biorelease Corp.) and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2003 and 2002.These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for our opinion.

In my opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of BRL Holdings, Inc. as of June 30, 2003 and the results of their consolidated operations and their cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of June 30, 2003, the Company has negative working capital of $812,059, an accumulated deficit of $9,134,539 and a total stockholders' deficit of $809,342 and for the year ended June 30, 2003 incurred a net loss of $1,096,720, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Toronto, Ontario, Canada                                Stephen A. Diamond
October 14, 2003                                        Chartered Accountant



                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                    JUNE 30,


                                     ASSETS


                                                               2003               2002
                                                               ----               ----
Current assets
   Cash                                                    $       89       $     1,148
   Accounts and notes receivable                               19,500
   Prepaid expenses                                                 -             1,050
                                                           ----------       -----------
       Total current assets                                    19,589             2,198

Other assets:
   Investments                                                  2,717                -
                                                           ----------       -----------


Total assets                                               $   22,306       $     2,198
                                                           ==========       ===========



                 See notes to consolidated financial statments


                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET
                                    JUNE 30,




                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                                                2003                  2002
                                                                                                ----                  ----
Current liabilities
   Accounts payable                                                                          $  252,190             $    8,814
   Loans payable                                                                                 20,687                 20,687
   Accrued expenses                                                                             558,771                  5,000
                                                                                             ----------             ----------
           Total current liabilities                                                            831,648                 34,501
                                                                                             ----------             ----------




Commitments (Note 4)                                                                                  -                      -

Stockholders' deficit
   Preferred stock of $.10 per share value, authorized 5,000,000
       shares, no shares issued and outstanding at                                                    -                      -
   Common stock of $.01 par value; 50,000,000 shares authorized
       49,906,220 and 5,433,800 shares issued and outstanding
          at June 30, 2003 and 2002, respectively                                               499,062                 54,338
   Additional paid-in capital                                                                 7,826,135              7,956,081
   Development stage accumulated deficit                                                     (1,032,390)                     -
   Accumulated deficit prior to development stage                                            (8,102,149)            (8,042,722)
                                                                                             ----------             ----------
           Total stockholders' deficit                                                         (809,342)                (32,303)
                                                                                             ----------             ----------

           Total liabilities and stockholders' deficit                                       $   22,306             $    2,198
                                                                                             ==========             ==========


                 See notes to consolidated financial statements.


                                BRL HOLDINGS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED JUNE 30, 2003 AND 2002 AND FROM

              INCEPTION (SEPTEMBER 17, 2002) THROUGH JUNE 30, 2003

                                                                                                                        From
                                                                                                                      inception
                                                                                                                     (September
                                                                                                                    17, 2002) to
                                                                                     2003               2002        June 30, 2003
                                                                                     ----               ----        -------------
Revenues
   Sales                                                                          $       -         $         -      $        -
                                                                                  ----------         ----------      ----------


Cost of revenues                                                                          -                   -               -
                                                                                  ----------         ----------      ----------

        Gross profit                                                                       -                  -               -
                                                                                  ----------         ----------      ----------

Costs and expenses
   General and administrative                                                      1,010,189            605,701         857,399
Research and development                                                               2,445            262,879           2,445
                                                                                  ----------         ----------      ----------
        Total costs and expenses                                                   1,012,634            868,580         859,844
                                                                                  ----------         ----------      ----------


        Loss from operations                                                      (1,012,634)          (868,580)       (859,844)
                                                                                  ----------         ----------      ----------

Other income (expense)
     Income (loss) from investee                                                           -             (1,644)              -
     Loss from investments                                                          (294,103)                 -        (294,103)
   Other income                                                                      210,017             13,000         210,017
                                                                                  ----------         ----------      ----------

        Other income (expense), net                                                  (84,086)            11,356         (84,086)
                                                                                  ----------         ----------      ----------

         Loss before provision for income taxes                                   (1,096,720)          (857,224)       (943,930)


Provision for income taxes                                                                 -                  -               -
                                                                                  ----------         ----------      ----------


Net Loss                                                                         $ (1,096,720)       $ (857,224)     $ (943,930)
                                                                                  ============       ==========      ==========

Basic and diluted weighted average shares                                          14,899,436        6,725,982       14,899,436
                                                                                  -----------        ---------       ----------


Basic and diluted loss per share                                                 $      (0.07)       $   (0.13)      $    (0.06)
                                                                                  ============       ==========      ==========


                 See notes to consolidated financial statements.



                                BRL HOLDINGS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2003 AND 2002

                                                                                                       Accumulated
                                                                                      Development      deficit         Total
                                                       Common         Additional      Stage            prior to        Stockholders'
                                    Common             Stock          Paid- in        Accumulated      development     Equity
                                  Stock Shares         Amount         Capital         Deficit          stage           (Deficit)
                                  ------------         ------         -------         -------          -----------      ---------
Balance, June 30, 2001               2,867,878       $ 14,339    $   7,137,282     $  (7,158,329)      $       -       $  (6,708)
Rounding adjustment from
 reverse stock split                       954              5               (5)                                                -
Issuance of common
 stock for services                  1,414,968          7,075          127,747                                           134,822
Exercise of common
 stock options                         500,000          2,500           32,500                                            35,000
Issuance of common stock
 to acquire stock of subsidiary      6,354,000         31,770          498,230                                           530,000
Company shares received and
 retired as consideration for
 sale of interest in subsidiary     (5,704,000)        (28,520)         28,520                                                 -

Net effect of subsidiary
 transaction (Note 1)                        -              -          131,807                                           131,807
Stock split in the
 form of a dividend (Note 1)                           27,169                            (27,169)                              -

Net loss                                     -              -                -          (857,224)                       (857,224)
                                    ----------      ---------        ---------        ----------       ---------       ---------

Balance, June 30, 2002               5,433,800         54,338        7,956,081      $ (8,042,722)      $       -       $ (32,303)
Issuance of common stock to
 acquire stock of subsidiary        42,472,420        424,724         (212,362)                                          212,362
Issuance of common
 stock for services                  2,000,000         20,000          (18,800)                                            1,200
Net effect of subsidiary
 transaction (Note 1)                                                  101,216                             4,903         106,119
Accumulated deficit
 prior to development stage                                                            8,107,052      (8,107,052)              -

Net loss                                     -              -                -        (1,096,720)              -      (1,096,720)
                                    ----------      ---------      -----------      ------------      ----------      ----------
Balance, June 30, 2003              49,906,220        499,062      $ 7,826,135      $ (1,032,390)     (8,102,149)     $ (809,342)
                                    ==========      =========      ===========      ============      ==========      ==========


                 See notes to consolidated financial statements.





                                BRL HOLDINGS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002




                                                                                                           Inception (September 17,
                                                                                 2003            2002      2002) to June 30, 2003
                                                                                 ----            ----      -----------------------

Cash flows from operating activities
   Net loss                                                                 $ (1,096,720)     $  (857,224)           $  (943,930)
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities
           Depreciation and amortization                                               -          110,813                      -
           Net effect of subsidiary transactions                                 106,119          131,807                105,581
           Income (loss) from investee                                                 -            1,644                      -
           Common stock issued in acquisition of subsidiary                      212,362                -                212,362
           Common stock issued in exchange for services rendered                   1,200          134,822                  1,200
           Write off of subsidiary investment due to
            conversion to equity method accounting                                     -          423,925                      -
           Provision for uncollectable note receivable                                 -           13,624                      -
           (Increase) decrease in
                Prepaid expenses and other current assets                          1,050              (70)                   525
                Other receivables                                                (19,500)               -              (132,704)
           Increase (decrease) in
                Accounts payable                                                 243,376            4,139                207,107
                Other liabilities-related party                                        -          (10,124)                     -
                Accrued expenses                                                 553,771           26,986                552,271
                                                                                --------           ------                -------
                Net cash provided by (used in) operating activities                1,658          (19,658)                 2,412
                                                                                                  -------                  -----

Cash flow from investing activities
   Notes receivable                                                                    -                -                      -
    Investment                                                                    (2,717)               -                 (2,717)
                                                                                --------          -------                -------
                 Net cash used in investing activities                            (2,717)               -                (2,717)
                                                                                --------          -------                -------

Cash flows from financing activities
    Due to related party                                                               -           20,687                      -
                                                                                --------          -------                -------

                 Net cash provided from financing activities                           -           20,687                      -
                                                                                --------          -------                -------

                 Net increase (decrease) in cash                                  (1,059)           1,029                   (305)

Cash, beginning of year                                                            1,148              119                    394
                                                                                --------          -------                -------

Cash, end of year                                                               $     89          $ 1,148                $    89
                                                                                ========          =======                =======

                 See notes to consolidated financial statements.

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

1.Organization and Summary of Significant Accounting Policies
  -----------------------------------------------------------

       Reporting Entity
       ----------------

       The financial statements and related notes have been prepared from the books and records of BRL Holdings, Inc., (the "Company" or "BRL" formerly Biorelease Corp or Biorelease). In September of 2002, the Company acquired Element 21 Golf Company (Element 21) under an Amended and Restated Agreement (the "Agreement") wherein BRL issued 42,472,420 shares of its common stock to shareholders of Element 21 and assumes Element 21's obligations under option agreements allowing for the purchase of 6,432,000 additional shares of common stock. Element 21 is a development stage company recently formed to design, develop and market scandium alloy golf clubs. This acquisition is accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Element 21 will control the Company immediately following the acquisition.

       Dr. R. Bruce Reeves, President of the Company and the Company's Treasurer owned approximately 8% of Element 21 prior to the Agreement.

       Immediately following the closing of the Element 21 acquisition the Company declared: 1) a 2 for 1 split of its common stock effected in the form of a dividend and 2) a dividend of 100% of its ownership of TVI and ACT which collectively represent substantially all of the Company's assets prior to its acquisition of Element 21 (the "Spin-Off") and the Officers and Directors immediately prior to the acquisition resigned. The stockholders who received common stock in connection with the Element 21 acquisition will receive the stock dividend, but have waived their rights to receive distributions associated with the planned Spin-Off. The Spin-Off will only occur after the compliance with Security and Exchange Commission regulations.

       As of the consummation of these transactions and events, the reporting entity will consist of the operations of Element 21.


       Organization and Basis of Presentation
       --------------------------------------

       The Company has investments in several entities all of which are discussed below. Prior to the Company's investment in Element 21 Golf Company, the Company had no operations and revenues independent of these investments. In November 2001, following The Company's acquisition of 100% AssureTec Systems, Inc. ("AssureTec"), the Company began reporting as a development stage enterprise. The Company terminated this reporting basis effective April of 2002 upon the divestiture of a majority interest in that entity. Upon the closing of the Element 21 acquisition, the Company resumed reporting as a development stage enterprise.

       In May of 2001, the Company declared a reverse split of the then outstanding common stock of the Company on a one-for-12.5 basis. This split has been reflected retroactively in the accompanying financial statements and accordingly all share and per share amounts have been restated.

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

1.Summary of Significant Accounting Policies - Continued
  ------------------------------------------

       Organization and Basis of Presentation- continued
       -------------------------------------------------

       In July of 2001 the Company formed Advanced Conductor Technologies, Inc ("ACT") and I-JAM Entertainment, Inc. (I-JAM) as wholly owned subsidiaries. These entities were formed in anticipation of certain merger and acquisition transactions, which were never consummated. These entities currently have no operating business and no sources of revenue. The investment in I-Jam was charged off to operations in 2003.

       In November 2001, the Company issued 6,354,000 shares of its common stock under an Acquisition Agreement (the "Acquisition") with AssureTec wherein the Company received 100% of AssureTec's common stock. Effective April 1, 2002 the Company repurchased 5,704,000 shares of its common stock issued in connection with the Acquisition from founding stockholders of AssureTec in exchange for a like number of AssureTec common stock held by the Company. As a result of these transactions and the issuance of additional shares of AssureTec to employees on the exercise of stock options the Company's ownership fell to 34.2 % of AssureTec as of June 30, 2002. Immediately prior to the Acquisition Dr. Reeves and his Affiliates owned 48.5% of AssureTec.

       During the period from the date of the Acquisition through March 31, 2002 the Company's financial statements included those of AssureTec on a consolidated basis. Beginning April 1, 2002, the Company adopted the equity method of accounting for its investment in AssureTec. The equity method was adopted in recognition of the reduction of its ownership interest below 50%. Upon adopting the Equity method of accounting, the Company recorded an adjustment in Additional Paid In Capital, in fiscal year 2002, in the amount of $131,807 representing the excess of the losses of AssureTec recorded prior to adopting this method over the Company's net unamortized cost of its investments. This adjustment is reflected as "Net effect of subsidiary transaction" in the accompanying Statement of Changes in Stockholders Deficit. As further discussed in
       Note 7 the Company has recorded approximately $618,000 of losses associated with its investment in AssureTec and its interest in AssureTec's operations subsequent to the Company's acquisition. This amount would not have been significantly different had the acquisition of AssureTec occurred at the beginning of fiscal 2002. AssureTec was formed shortly before its acquisition by the Company and, accordingly, there would have been no effect on the Company's statement of operations for the fiscal year ended June 30, 2001.

       In June of 2002, the Company formed Tech Ventures, Inc., ("TVI") to which it transferred substantially all of the Company's assets in exchange for the assumption by TVI of substantially all of the Company's liabilities and an indemnity in favor of the Company. The Company's financial statements included those of TVI on a consolidated basis.

       In October of 2002, the Company declared a 2 for 1 stock split in the form of a stock dividend. This has been reflected retroactively in the accompanying financial statements and accordingly all share and per share amounts have been restated.

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

1.Summary of Significant Accounting Policies - Continued
  ------------------------------------------

       Organization and Basis of Presentation- continued
       -------------------------------------------------

       In 2003, the Company recorded an adjustment in Additional Paid In Capital in the amount of $106,119 representing the excess of the losses of ACT, I-Jam, TVI and Element 21 prior to adopting the equity method of accounting. This adjustment is reflected as "Net effect of subsidiary transaction" in the accompanying Statement of Changes in Stockholders Deficit.

       Principles of Consolidation
       ---------------------------

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

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

1.Summary of Significant Accounting Policies - Continued
  ------------------------------------------

       Future Operations/Going Concern
       -------------------------------

       These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed earlier, the Company has no business operations of its own and has no sources of revenue. Its investment in its subsidiaries is not expected to produce a significant amount of cash or revenue for the Company. Further, as of June 20, 2003, the Company has negative working capital of $812,,059, an accumulated deficit of $9,134,539 and a total stockholders' deficit of $809,342 and for the year ended June 30, 2003 incurred a net loss of $1,096,720, all of which raise substantial doubt about the Company's ability to continue as a going concern.

       Managements' plans for the Company include securing a merger or acquisition, raising additional capital and other strategies designed to optimize shareholder values. Those plans are described below, however, no assurance can be made that management will be successful in fulfilling all elements of it plan. The failure to achieve these plans will have a material adverse effect on the Company's financial position, results of operations and ability to continue as a going concern.

       In October of 2002, the Company acquired Element 21 Golf Company ("Element 21"), a development stage company recently formed to design, develop and market scandium alloy golf clubs. This acquisition will be accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Element 21 will control the Company immediately following the acquisition. Consequently, as of the acquisition date the reporting entity will consist of the operations of Element 21. Element 21 had not yet commenced its principal operations.


       Fair Value of Financial Instruments
       -----------------------------------

       The Company's financial instruments consist of cash, short-term receivables and payables. The carrying value of all instruments approximates their fair value.

       Revenue recognition
       -------------------

       Revenues from product sales are recognized when title passes to customers, which is when goods are shipped.

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

1.Summary of Significant Accounting Policies - Continued
  ------------------------------------------

      Stock-Based Compensation
      ------------------------

         Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.



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

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

1.Summary of Significant Accounting Policies - Continued
  ------------------------------------------

       Loss Per Common Share
       ---------------------

       Loss per common share is computed using the weighted-average number of common shares outstanding during each period. Effective October 2002, the Company declared a two for one stock dividend. The stock dividend was retroactively calculated for the loss per share for fiscal year ended June 30, 2002. Options to purchase 190,800 shares of common stock outstanding as of June 30, 2003 and 2002, respectively are not included in the Company's computation of loss per share for the periods included in the accompanying financial statements, as the inclusion of these shares would be anti-dilutive; therefore, diluted loss per share is equal to basic loss per share.

       As of June 30, the net loss per share was calculated as follows:

                                                                                2002               2001
                                                                                ----              -----
            Net loss                                                       $ (1,096,720)    $   (857,224)
            Weighted Average Shares                                          14,899,436        6,725,982
                                                                           ------------     ------------

            Basic and diluted loss per share                               $      (0.07)    $      (0.13)
                                                                           ============     ============

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

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002


2. Accounts and note receivable
   ----------------------------

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

       The Company's subsidiary, Tech Ventures, Inc. has a loan receivable from Assuretec in the amount of $113,968. It bears no interest, is unsecured and due upon demand. During fiscal year 2002 Tech Ventures recorded a valuation reserve against this asset equal to the entire amount.

3. Equipment
   ---------

       Equipment consisted of the following as of June 30
                                                                                                   2003              2002
                                                                                                   ----              ----
           Equipment                                                                            $      -        $   9,185
           Furniture and fixtures                                                                      -                -
                                                                                                --------        ---------
                                                                                                       -            9,185
           Less accumulated depreciation                                                           (   -)          (9,185)
                                                                                                --------        ---------
                                                                                                $      -                -
                                                                                                ========        =========

    There was no depreciation expense for the year ended June 30, 2003 and 2002.


4. Commitments
   -----------

       The Company has had no leased premises since 1997. Through June 30, 2002 the Company was provided office space by R T Robertson Consultants, a related party, without charge. Effective July 1, 2002, the Company is occupying space provided by AssureTec. The Company expects to maintain its offices in this location without charge. The estimated fair value of the space utilized by the company is not significant.

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

5. Income Taxes
   ------------

       The Company has not filed federal or state tax returns for any of the calendar years subsequent to December 31, 1993. Management expects there will be no federal tax liability for these years then ended.


       The net current and long-term deferred taxes consisted of the following components as of June 30:

                                                                           2003 Tax Effect
                                                  _______________________________________

                                                                               Asset                          Liability
                                                                   -----------------------------      -------------------------
        Item                                    Total              Current             Long-Term       Current       Long-Term
        ----                                    -----              -------            ----------      ---------      ----------
Book to tax adjustment                       $ 100,837             $     -            $       -       $ 100,837      $        -

Net operating loss deduction                   711,264                   -               711,264              -               -
                                             ---------             -------            ----------      ---------      ----------
                                               812,101                   -               711,264        100,837              -

Valuation allowance                           (812,101)                ( -)             (711,264)      (100,837)             -
                                             ---------             -------            ----------      ---------      ----------


                                             $       -             $     -            $        -      $       -      $        -
                                             =========             =======            ==========      =========      ==========



                                                                           2002 Tax Effect
                                                  _______________________________________

                                                                               Asset                          Liability
                                                                   -----------------------------      -------------------------
        Item                                    Total              Current             Long-Term       Current       Long-Term
        ----                                    -----              -------            ----------      ---------      ----------
Book to tax adjustment                       $  (4,172)            $     -            $        -      $  (4,172)     $        -
Net operating loss deduction                   550,180                   -               550,180              -               -
                                             ---------             -------            ----------      ---------      ----------
                                               546,008                   -               550,180         (4,172)              -

Valuation allowance                           (546,008)                  -              (550,180)         4,172               -
                                             ---------             -------            ----------      ---------      ----------

                                             $       -             $     -            $        -      $       -      $        -
                                             =========             =======            ==========      =========      ==========

Changes in the valuation
 allowance were as follows:

Balance June, 30, 2001                       $ 425,758
     Net increase                              120,250
                                             ---------
Balance June 30, 2002                          546,008
    Net increase                               266,093
                                             ---------
Balance June 30, 2003                        $ 812,101
                                             =========

       A valuation allowance equivalent to 100% of the deferred tax asset has been established since it is more probable than not that the Company will not be able to recognize a tax benefit for the asset. The net operating losses expire at various dates through 2023.

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002
6. Equity
   ------

       As of June 30, 2002 there are two stock option plans in effect, the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan). The Directors' Plan allows for the grant of options to purchase up to 250,000 shares of the Company's common stock at an exercise price no less than the stock market price at the date of grant. Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Option Plan allows for the grant of options to employees purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 1,000,000 shares, at an exercise price equal to the stocks market price at the date of grant. The Board sets Vesting and expiration dates.

       During fiscal 2002, Dr. Reeves the Company's President and a consultant who serves as the Company's Treasurer were granted options to purchase up to 450,000 and 50,000 shares of common stock, respectively at an exercise price of $.07. In March 2002 these options were exercised.

       During Fiscal 2003, The Company, under the terms of the Element 21 agreement, is obligated to issue 6,432,000 shares of common stock, at no value, upon the exercised of a like number of options. In addition, the Company has authorized the issuance of 5,963,167 shares of common stock for services rendered by consultants to the Company during 2003 at prices ranging from $.06 to $.10 per share. Consulting services, pursuant to these shares, in the aggregate of $486,396 were charged to operations in 2003. In June 2003, 2,000,000 of these shares were issued at an average exercise price of .0006 per share.

       A summary of the Company's stock option plans as of June 30, 2003 and 2002 and changes during the year are presented below:

                                                                                                                Options Granted to
                                                        Director Plan              Option Plan                  Service Providers
                                                    ----------------------         -----------------------      --------------------
                                                                 Weighted                        Weighted                  Weighted
                                                    Number       Average           Number        Average        Number     Average
                                                    of           Exercise          of            Exercise       of         Exercise
                                                    Options      Price             Options       Price          Options    Price
                                                    -------      ---------         ---------     --------       -------    ---------
       Options outstanding, June 30, 2000            22,000      $   17.19                        $             226,100    $   4.32
          Options Granted September 30, 2000          3,200           .625                                            -
           Options expired June 30, 2001                  -                                                     (29,184)       4.32
                                                   --------                                                    --------
       Options outstanding June 30, 2001             25,200           8.63                                      196,916        4.32
          Options granted September 2001             40,000            .16
          Options granted October 2001                                              500,000          .07
          Options exercised March 2002                                             (500,000)         .07

          Options expired June 30, 2002                   -                               -            -        (71,316)       4.32
                                                   --------                        ---------     -------       --------
       Options outstanding June 30, 2002             65,200      $    5.90         $      0      $     -        125,600    $   4.32
          Options expired June 30, 2003              (8,000)                                                    (94,800)       4.32
                                                   --------                                                    --------    --------

       Options outstanding June 30, 2003              57200     $     5.90                0      $     -         30,800    $   4.32
                                                   ========     ==========         ========      =======       ========    ========


       As of June 30, 2003, all outstanding options are currently exercisable. The range of exercise prices is $.17 to $37.50 as of June 30, 2003 and 2002, respectively. The weighted average remaining contractual life of options outstanding under the director plan and those granted to service providers was 6.3 years and 0.8 years respectively at June 30, 2003 and 2002.

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

6. Equity - continued
   ------------------

       The weighted average fair value of the options granted during the years ended June 30, 2003 and 2002 is presented below:

                                                                              2003             2002
                                                                              ----             ----
                Director Plan                                                  N/A            $0.17
                Option Plan                                                    N/A            $0.06
                Options granted to service providers                           N/A             N/A

       At June 30, 2002 shares available for grant under the Directors Plan and the Option Plan were 211,000 shares and 21,690, respectively. Both of these plans expired in September 2002 and there are no shares available at June 30, 2003 under either of these plans.

       During fiscal 2003 and 2002, the Company issued 2,000,000 and 1,414,968 shares of common stock to Directors, officers, consultants and the Company's legal counsel for services rendered by them and recorded expenses of $1,200 and $134,822, respectively.


7. Investment in subsidiaries
   --------------------------

       As discussed in Note 1 to the accompanying financial statements, in November of 2001, the Company acquired AssureTec. This transaction was accounted for as a purchase. The Company recorded its investment in this entity at $530,000, the fair market value of the Company's shares issued in the transaction. The purchase price was allocated to the following assets:

                   Uncompleted technology             $ 92,500
                   Non-compete agreements              370,000
                   Developed software                   60,000
                   Patent costs                          7,500
                                                         -----
                                                      $530,000

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

                               BRL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

7. Investment in subsidiaries - continued
    -------------------------------------

       A summary of the unaudited balance sheet and statement of operations as of and for the period ended June 30, 2003 and 2002 are as follows:

                                                         2003                      2002
                                                         ----                      ----
      Assets                                     $       74,426                $    34,848
      Liabilities                                     3,261,036                    839,213
                                                     ----------                   --------
      Stockholders' deficit                      $   (3,186,610)               $  (804,365)
                                                     ==========                   ========

      Revenues                                   $       15,562                $         0
      Expenses and costs, net                         2,473,204                    804,369
                                                     ----------                   --------
      Net loss                                   $   (2,757,642)               $  (804,369)
                                                     ===========                  ========


As also discussed in Note 1 to the accompanying financial statements, the Company has an investment in TVI and ACT. TVI, a subsidiary of BRL has an investment in AssureTec. The investments in AssureTec, BTI and I-JAM are accounted for under the equity method of accounting whereas the financial statements of the other subsidiaries are consolidated with those of the Company

8. Cash Flow Information
   ---------------------

                For the years ended June 30,
                                                                                         2003            2002
                                                                                         ----            ----
Cash paid for interest                                                                $        0      $       0
Cash paid for taxes                                                                            0              0
Non-cash investing and financing activities were as follows:
   Liabilities repaid through an offset of the proceeds from the
    exercise of stock options                                                         $        0      $  35,000
   Liabilities repaid through issuance of common stock                                $    1,200      $       0
Common stock issued in acquisition of subsidiary                                      $  212,362      $ 530,000

                               BRL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

9. Related Party Transactions
   --------------------------

Since April of 1996, the Company engaged R T Robertson Consultants, a consulting firm, controlled by family members of Dr. R. Bruce Reeves, to perform the executive duties of the Company without specific compensation. Mr. Reeves was a member of the Board of Directors, President, and Chief Executive Officer of the Company until October 4, 2002. In this capacity and as an employee of the consulting firm Dr. Reeves manages ongoing business activities of the Company. During fiscal year end June 30, 2003 Robertson charged $135,000 in administrative management oversight plus 9,449. in billable expenses to the Company and its subsidiaries. No amounts were owed to Robertson at June 30, 2002.

Dr. Reeves, his Affiliates and other Officers and Directors of the Company owned approximately 8% of Element 21 Golf Company and approximately 48.5% of AssureTec (see Note 1) immediately prior their acquisition by the Company. At June 30, 2003, Dr, Reeves, his affiliates and Officers and Directors of the Company owned approximately 26.8% of the Company's outstanding common stock.



10. Subsequent Events
    -----------------

Subsequent to yearend 2003, the Company will change its name to Element 21 Golf Company and change the number of shares of authorized common stock from 50 million to 100 million. The Company intends to spin-off its interest in TVI and ACT by way of a share exchange agreement.