Form 10QSB
period 2003-09-30
BRL HOLDINGS INC
filed 2003-11-18
CIK 797662

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

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

                    200 Perimeter Road, Manchester, NH 03103
           (Address of principal Executive offices including Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date 62,193,302 shares of common stock, par value $.01 per share as of November 14, 2003.


--------------------------------------------------------------------------
     Transitional Small Business Disclosure Format (Check One) Yes   No X
                                                                  ---  ---


                                     1 of 18

                               BRL Holdings, Inc.


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

           Balance sheets as of September 30, 2003 (unaudited) and
           June 30, 2003.................................................................................3

           Statements of Operations for the Three Months Ended September 30, 2003 and 2002 (unaudited) ..4

           Statements of Cash Flows for the three Months Ended September 30, 2003 and 2002 (unaudited) ..5

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



                                     2 of 18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statement
                                                          BRL HOLDINGS, INC.
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                   September                June 30,
                                                                                   30, 2003                    2002
                                                                                  (Unaudited)
                                                                                 --------------           -------------
                                 ASSETS
Current Assets:
   Cash                                                                             $     1,318              $       89
   Other receivables                                                                     19,500                  19,500
   Prepaid expenses and other current assets                                                  -                       -
                                                                                         ------                  ------
Total current assets                                                                     20,818                  19,589

Other assets - investments                                                                2,717                   2,717
                                                                                         ------                  ------
Total assets                                                                        $    23,535              $   22,306
                                                                                         ======                  ======
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
   Accounts payable                                                                 $   275,332              $  252,190
   Accounts payable - related party                                                      20,687                  20,687
   Accrued expenses                                                                     571,379                 558,771
                                                                                        -------                 -------
        Total current liabilities                                                       867,398                 831,648
                                                                                        -------                 -------
Total liabilities                                                                       867,398                 831,648

Stockholders' equity (Deficiency):
     Common stock of $.01 par value,
     50,000,000 shares authorized, 49,906,220
     Issued and outstanding at September 30, 2003 and
     June 30, 2003                                                                      499,062                 499,062
Additional paid-in capital                                                            7,826,135               7,826,135
Development stage accumulated deficit                                                  (825,437)             (1,032,390)
Accumulated deficit prior to development stage activities                            (8,102,149)             (8,102,149)
                                                                                     ----------              ----------
                                                                                       (602,389)                (32,303)
Deferred offering costs                                                                (241,474)                      -
                                                                                       --------                 -------
Total Stockholder's Equity (Deficiencies)                                              (843,863)                (32,303)
                                                                                       --------                 -------
Total liabilities and stockholders' equity (deficiencies)                           $    23,535              $   22,306
                                                                                       ========                 =======

    The accompanying notes are an integral part of the financial statements.


                                     3 of 18

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 2003 and 2002 and
            From inception (September 17, 2002) to September 30, 2003
                                   (Unaudited)

                                                                 Three Months Ended            From Inception
                                                                     September 30,         (September 17, 2002) to
                                                                     (Unaudited)             September 30, 2003
                                                                                                 (Unaudited)
                                                             2003            2002
                                                            ------          -------
Revenues                                                    $         -    $         -                 $          -
Cost of goods sold                                                    -              -                            -
                                                             ----------     ----------                  -----------
Gross profit                                                          -              -                            -

Costs and expenses:
   General and administrative                                   155,009         38,882                    1,012,408
   Research and development                                           -             -                         2,445
                                                                -------         ------                     --------
        Total costs and expenses                                155,009         38,882                    1,014,853
                                                                -------         ------                    ---------
   Loss from operations                                        (155,009)       (38,882)                  (1,014,853)
                                                                -------         ------                    ---------
   Other Income (Expenses):
      Loss from investee                                              -              -                            -
      Gain from settlement of liabilities                       361,962                                     361,962
      Loss from investments                                           -              -                     (294,103)
      Other income (expense)                                          -              -                      210,017
                                                                -------        -------                      -------
Total other income (cost)                                       361,962              -                      277,876
                                                                -------         ------                      -------
Net Income (loss)                                           $   206,953    $   (38,882)                $   (736,977)
                                                                =======         ======                      =======
Weighted average shares                                      49,906,220      5,950,673                   17,520,881
Basic and fully diluted loss per share                      $      0.01    $     (0.01)                $       0.04)


    The accompanying notes are an integral part of the financial statements.


                                     4 of 18

                               BRL HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          For the three Months Ended September, 2003 and 2002 and from
              Inception (September 17, 2002) to September 30, 2003
                                   (Unaudited)

                                                                          Three Months Ended       Inception (September 17,
                                                                             September 30,                 2002) to
                                                                           2002          2001        September 30, 2003
                                                                           ----          ----        ------------------
Cash flows from operating activities:
Net (loss)/Gain                                                           $  206,953   $  (38,822)        $  (736,977)
Adjustments to reconcile net loss to net cash used
in development activities:
   Depreciation and amortization                                                   -            -                   -
   Net effect of subsidiary transaction                                            -            -             105,581
   Common stock issued in acquisition of subsidiary                                -            -             212,362
   Common stock issued in exchange for services rendered                           -            -               1,200
    Deferred offering costs                                                (241,474)                         (241,474)
(Increase) Decrease in current assets:
   Other receivables                                                               -        (764)            (132,704)
   Prepaid expenses and other current assets                                       -          525                 525
Increase (Decrease) in current liabilities:
   Accounts payable                                                           23,142       36,807             230,249
   Accrued expenses                                                           12,608        1,500             564,879
                                                                          ----------   ----------         -----------
                  Net cash used in operating activities                        1,229                            3,641
                                                                                            (754)
                                                                          ----------   ----------         -----------
Cash flows from investing activities:
   Investment                                                                      -            -              (2,717)
                                                                                                          -----------
                                                                          ----------   ----------
                  Net cash used in investing activities                            -            -              (2,717)
                                                                          ----------   ----------         -----------
Cash flows from financing activities:
Issuance of common stock, net                                                                                       -
                                                                                   -            -
                                                                          ----------   ----------         -----------
                  Net cash provided by investing activities                        -                                -
                                                                                                -
                                                                          ----------   ----------         -----------
Net increase (decrease) in cash                                                1,229        (754)                 924
Cash at beginning of period                                                       89                              394
                                                                                            1,148
                                                                          ----------   ----------         -----------
Cash at end of period                                                     $    1,319   $      394         $     1,318
                                                                          ==========   ==========         ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
    Interest                                                              $        -   $        -
    Income taxes                                                          $        -   $        -
Supplemental Schedule of Non cash Investing and Financing Activities:
  For the period ended September 30, 2003:                                   241,474
  For the period ended September 30, 2002                                       None


   The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                     5 of 18

                               BRL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003


Note 1 - Basis of presentation
------------------------------
The accompanying unaudited consolidated financial statements have been prepared from the books and records of BRL Holdings, Inc., (the "Company" or "BRL" formerly Biorelease Corp or Biorelease). As discussed in Notes 1 to the consolidated financial statements of the Company included in its filing on Form 10-KSB for the year ended June 30, 20032 and in Note 2 hereunder, as of the consummation of the acquisition of Element 21 Golf Company on September 17, 2002, the reporting entity changed from the Company to Element 21 Golf Company. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited financial statements at and for the fiscal year ended June 30, 2003. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

Note 2 - Gain on settlement of liabilities
------------------------------------------
During the quarter, certain consultants, vendors and related parties adjusted and forgave debts owed for certain past services in the aggregate of $361,962. The gain on the settlement of these debts has been recorded in the current quarter as settlement of liabilities.


Note 3- Subsequent Events
-------------------------
Pursuant to the 8-K/A-2 filed October 17, 2003 the Company changed its name from BRL Holdings, Inc. to Element 21 Golf Company, increased its authorized common stock from 50M to 100M shares and consented to the spin-off of its subsidiaries, Tech Ventures, Inc. and Advanced Conductor Technologies, Inc. as a dividend of 100% of the Company's ownership in those subsidiaries. The spin-off will only occur after the compliance with Security and Exchange Commission regulations.


                                     6 of 18

On October 21, 2003 the Company issued 12,287,082 shares of its common stock in settlement of liabilities of $406,972. Of these shares 9,422,857 shares were registered on Form S-8 for services in the aggregate of $ 165,498 rendered by consultants to the Company. The remaining 2,864,225 shares, valued at $241,474 were issued for financing activities and were issued under Rule 144 of the Securities Exchange and Commission Act of 1934. All of these shares are subject to a leak-out and lock-up agreement between the Company and the individuals receiving said shares.


                                     7 of 18

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------

Plan of Operation
-----------------

     During the coming months, subject to raising additional capital of which we cannot be assured, we plan to complete the develop and market scandium alloy golf clubs, based upon the technology we acquired in the Element 21 Acquisition. We anticipate seeking one or several existing companies already marketing gold products to partner with in establishing the Element 21 brand and offering Element 21 golf clubs. The Company is also in discussions with several infomercial producers and media management companies to support the roll out of the Element 21 golf clubs subject to raising significant additional funds. We have not fully completed evaluation of our business plan in this respect, so we are unable to be specific as to schedule. In any event, we will need substantial funds, in either equity or debt investments, or partners, who can fund our planned product roll out. There are no definitive arrangements or understandings with anyone to provide this required funding.

     During the next 3 months, other than funds directed into this product roll out plan, our only foreseeable additional cash requirements will relate to maintaining our Company in good standing as a publicly traded company or the payment of expenses associated with reviewing or investigating specifics of the roll out plan. Our Company may be required to sell shares of our common stock to "accredited" or "sophisticated" investors or borrow from members of management, as we have done in the past for the payment of expenses related to these matters.

Results of Operations
---------------------

The Company had no operations other than those associated with formulating a strategic plan to design, develop and market scandium alloy golf clubs, based upon the technology we acquired in the Element 21 Acquisition. We have not yet committed to a specific plan and accordingly we have not yet determined the amount of capital that will be required to implement such.

Three Months Ended, September 30, 2003 and 2002
-----------------------------------------------

     For the three months ended September 30, 2003 the Company including its subsidiaries, had no revenues, administrative expenses of $155,009, gain on settlement of liabilities of $361,962 yielding a net profit of $206,953 as compared to the three months ended September 30, 2002, wherein the Company had no operations, no


                                     8 of 18
revenues and incurred general and administrative expenses of $38,882 resulting in a net loss of $38,882.

Liquidity.
---------
     At September 30, 2003, our current assets were $20,818, our total assets were $23,535 and we had total current liabilities of $867,398 resulting in a stockholder's deficit of $843,863. In order to meet its expenses during the next 12 months, management expects that we may be required to sell shares of our common stock to "accredited" or "sophisticated" investors or borrow from members of our management, as we have done in the past, to pay required expenses.

Liquidity and Capital Resources
-------------------------------
     From inception until the closing of the Reorganization, the Subsidiary's primary source of funds has been the proceeds from private offerings of its Common and Preferred Stock and advances from affiliates and management of the Company. Since the Reorganization, the primary source of current capital for operations has been the proceeds of stock issuances and advances from related parties.

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


Item 3. Controls and Procedures
-------------------------------
     (a)  Evaluation of Disclosure Controls and Procedures

     Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of November 14, 2003, and they concluded that these controls and procedures are effective.


                                     9 of 18

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2003.


                                    10 of 18

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

     The Company is a party to litigation as a result of a third party sending stock alert information about the Company to investors with the State of Missouri. The expected cost of this litigation is estimated to be minimal and has not been accounted for or reserved in these financial statements. The Company's counsel anticipates that the case is without merit and that the case will be settled in favor of the Company.

Item 2.   Changes in Securities
-------------------------------

     None

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

     None; not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     None; not applicable

Item 5.   Other Information.
----------------------------

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          None


                                    11 of 18

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BRL Holdings, INC

Date: November 18, 2003
                                                /s/ Nataliya Hearn, Ph.D.
                                                ------------------------
                                                Nataliya Hearn, Ph.D.
                                                President and Director

Date: November 18, 2003
                                                /s/ Jim Morin
                                                ------------------------
                                                Jim Morin
                                                Secretary/Treasurer,
                                                CFO and Director


                                    12 of 18