Form 10QSB
period 2003-12-31
BRL HOLDINGS INC
filed 2004-02-19
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________________

Commission File No. 0-15260

Element 21 Golf Company (Exact Name of Registrant as Specified in Its Charter)

Delaware	88-0218411
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Perimeter Road, Manchester, NH	03103
(Address of Principal Executive Offices)	(Zip Code)

(603) 641-8443
(Registrant’s telephone number, including area code)

BRL Holdings, Inc.

Former name, former address and formal fiscal year, if changed since last report.

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 62,193,302 shares of common stock, par value $.01 per share as of February 14, 2004.

Transitional Small Business Disclosure Format (Check One)   Yes      No  X

Element 21 Golf Company

(formerly BRL Holdings, Inc.)

                                                                          INDEX

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements ................................................................................................3

               Consolidated balance sheets as of December 31, 2003 (unaudited) and

               June 30, 2003...........................................................................................................3

               Consolidated Statements of Operations for the Three Months Ended

               December 31, 2003 and Consolidated Statement of Operations for the six

               months ended December 31, 2003 and from inception of development stage

               (October 4, 2002) until December 31, 2003 (Unaudited)................................................4

               Consolidated Statements of Cash Flows for the three Months Ended

               December 31, 2003 and 2002 (unaudited) . . . . ...........................................................5

               Notes to Unaudited Consolidated Financial Statements ...............................................7

Item 2.     Management's Discussion and Analysis of Financial Condition and

               Results of Operation................................................................................................15

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings...................................................................................................17

Item 2.     Changes in Securities .............................................................................................17

Item 3.     Defaults Upon Senior Securities ...............................................................................17

Item 4.     Submission of Matters to a Vote of Security Holders .................................................17

Item 5.     Other Information.....................................................................................................17

Item 6.     Exhibits and Reports on Form 8-K. ..........................................................................17

Part 1. Financial Information

ITEM 1. Financial Statement

ELEMENT 21 GOLF COMPANY

(Formerly BRL HOLDINGS, INC.)

(A DEVEOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and June 30, 2003

	December 31,	June 30,
	2003	2003
	(Unaudited)

ASSETS
Current Assets:

Cash	$161	$89
Other receivables	6,113	19,500
Prepaid expenses and other current assets	180,000	-

Total current assets	186,274	19,589

Other assets:
Investments	2,717	2,717

Total assets	$188,991	$22,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
Accounts payable	$310,635	$252,190
Accounts payable – related party	20,687	20,687
Accrued expenses	300,187	558,771

Total current liabilities	631,509	831,648

Other liabilities – related party	-	-

Total liabilities	631,509	831,648

Stockholders' equity (Deficiency):
Preferred stock of $.10 per share value, authorized 5,000,000 shares, no shares outstanding at December 31, 2003 and June 30, 2003	-	-
Common stock of $.01 par value, authorized 50,000,000 shares, 63,193,302 and 49,906,220 issued and outstanding at December 31, 2003 and June 30, 2003 respectively	621,933	499,062
Additional paid-in capital	8,201,984	7,826,135
Accumulated deficit prior to development stage activities	(8,102,149)	(8,102,149)
Development stage accumulated earnings (deficit)	(1,164,286)	(1,032,390)

Total Stockholders’ Deficit	(442,518)	(809,342)

Total liabilities and stockholders' equity (deficit)	188,991	22,306

The accompanying notes are an integral part of the consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(FORMERLY BRL HOLDINGS, INC.)

(A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended December 31, 2003

and the Cumulative Period (October 4, 2002) to December 31, 2003

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Inception (October 4,2002) To December 31, 2003
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-
Costs and expenses:
Research and development	-	-	-	-	-
Purchased technologies cost	-	(2,445)	-	(2,445)	(2,445)
General and administrative income (expense)	(338,894)	(511,973)	(493,858)	(550,795)	(1,351,257)
Total costs and expenses	(338,894)	(514,418)	(493,858)	(553,240)	(1,353,702)
(Loss)/Gain from operations	(338,894)	(514,418)	(493,858)	(553,240)	(1,353,702)
Other Income (Costs):
Gain on settlement Of liabilities	-	-	361,962	-	361,962
Loss from investments	-	(288,585)	-	(288,585)	(294,103)
Other income (cost)	-	90,017	-	90,017	210,017
Total other income (cost)	-	(198,568)	361,962	(198,568)	277,876

Gain (loss) before provision for (benefit from) income taxes	(338,894)	(712,986)	(131,896)	(751,808)	(1,075,826)
Provision for income taxes	-	-	-	-	-
Net gain (loss)	$(338,894)	$(712,986)	$(131,896)	$(751,808)	$(1,075,826)

Weighted average shares	62,193,302	36,039,486	56,049,761	11,763,475	21,418,816
Basic and fully diluted loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.06)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(FORMERLY BRL HOLDINGS, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2003 and 2002 and

the Cumulative Period from Inception to December 31, 2003

(Unaudited)

Six Months Ended December 31,		Inception (October 4, 2002) To December 31,

	2003	2002	2003

Cash flows from operating activities:
Net (loss) Gain	$ (131,896)	$ (751,808)	$ (1,075,826)
Adjustments to reconcile net loss to net cash used in development activities:
Depreciation and amortization	-	-
Common stock issued in exchange for purchased technology	-	2,445	-
Common stock issued for services	478,287		479,487
Common stock issued in settlement of liabilities	20,433	-	20,433
Net effect of subsidiary transactions	-	97,769	105,581
Common stock issued in exchange for common stock of subsidiary	-	212,362	212,362
(Increase) Decrease in current assets:
Accounts receivable	-	-	-
Inventories	-	-	-
Other receivables	13,387	(20,084)	(119,317)
Prepaid expenses and other current assets	(180,000)	(1,050)	(179,475)
Increase (Decrease) in current liabilities:
Accounts payable	58,445	80,478	265,552
Accrued expenses	(258,584)	270,268	293,687
Other liabilities	-	109,173	-

Net cash used in operating activities	$ 72	$ (447)	$ 2,484

The accompanying notes are an integral part of the consolidated financial

ELEMENT 21 GOLF COMPANY

(FORMERLY BRL HOLDINGS, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2003 and 2002 and

the Cumulative Period from Inception to December 31, 2003

(Unaudited)

	Six Months Ended December 31,		Inception (October 4, 2002) To December 31,

	2003	2002	2003

Cash flows from investing activities:
Purchase of fixed assets	$ -	$ -	$ -
Purchase of intangible assets	-	-	-
Investments	-	-	(2,717)

Net cash used in investing activities	-	-	(2,717)

Cash flows from financing activities:
Notes receivable	-	-	-
Notes payable	-	-	-
Issuance of common stock, net	-	-	-

Net cash provided by investing activities	-	-	-

Net increase (decrease) in cash	72	(447)	(233)
Cash at beginning of period	89	1,148	394

Cash at end of period	$ 161	$ 701	$ 161

The accompanying notes are an integral part of the consolidated financial statements.

Supplemental Disclosures of cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash Investing and Financing Activities:
Cash paid for interest	-	-	-
Stock issued for acquisition of subsidiary	-	-	212,362

Stock issued in payment of services	478,287	-	478,287

Liabilities repaid through issuance of common stock	20,433	-	20,433

(FORMERLY BRL HOLDING, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(UNAUDITED)

Note 1     Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Element 21 Golf Company (formerly BRL Holdings, Inc.) (the “Company”) or “Element 21”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 2003.  In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments associated with the Element 21 Technologies, Inc. acquisition) considered necessary for a fair presentation have been included.  Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

Note 2    Investment in related parted securities

     On April 1, 2002 we divested our majority interest in the AssureTec Systems, Inc. subsidiary by exchanging with AssureTec founders and consultants shares in AssureTec Systems, Inc. held by the Company. After divesting these shares previously held, the Company currently holds as an investment through its Assuretec Holdings, Inc. (formerly Tech Ventures, Inc.) subsidiary of 2,716,900 shares of AssureTec stock carried at a nominal value equal to the par value of the stock.  (See our 8-K Current Report dated April 1, 2002, which has been previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.)

Note 3    Consolidation of financial statements

     The consolidated statements as at June 30, 2003 include the company’s wholly owned subsidiaries Assuretec Holdings, Inc. Element 21 Technologies, Inc. and Assuretec Holdings Inc.’s wholly owned inactive subsidiaries IJAM Entertainment, Inc. and Advanced Conductor Technologies, Inc. For the three month period ended December 31, 2001 and prior to the formation of Assuretec Holdings, Inc., the Company was consolidated with AssureTec Systems, Inc., which consolidation commenced on November 9, 2001 being the date the company purchased its 100% interest in Systems.  Prior to November 9, 2001, from January 1 2001 through October 2001 the Company had no business activities other than administrative costs necessary for remaining a publicly reporting entity.   On April 1, 2002 the Company divested itself of its controlling interest in AssureTec Systems, Inc. retaining an investment interest carried at nominal value (see Item 2).

Note 4    Stock-Based Compensation

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

Note 5 Future Operations/Going Concern

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no business operations of its own and has no sources of revenue. Its investment in its subsidiaries is not expected to produce a significant amount of cash or revenue for the Company.

Key financial ratios are as follows:

	December 31, 2003	June 30, 2003

Negative Working capital	$ (445,235)	$ (812,059)
Accumulated deficit	(9,266,435)	(9,134,359)
Net loss	(131,896)	(1,096,720)

All of which raise substantial doubt about the Company’s ability to continue as a going concern.

Managements’ plans for the Company include securing a merger or acquisition, raising additional capital and other strategies designed to optimize shareholder values.  Those plans are described below, however, no assurance can be made that management will be successful in fulfilling all elements of it plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

In October of 2002, the Company acquired Element 21 Golf Company (“Element 21”), a development stage company recently formed to design, develop and market scandium alloy golf clubs. This acquisition will be accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Element 21 will control the Company immediately following the acquisition.  Consequently, as of the acquisition date the reporting entity will consist of the operations of Element 21. Element 21 has not yet commenced its principal operations.

Note 6 Income taxes

The Company has not filed federal or state tax returns for any of the calendar years subsequent to December 31, 1993. Management expects there will be no federal tax liability for these years then ended.

The net current and long-term deferred taxes consisted of the following components as of June 30:

2003 Tax Effect Asset Liability
Item	Total	Current	Long-Term	Current	Long-Term
Book to tax adjustment	$100,837	$-	$-	$100,837	$-

Net operating loss deduction	711,264	-	711,264	-	-
	812,101	-	711,264	100,837	-

Valuation allowance	(812,101)	(-)	(711,264)	(100,837)	-

	$-	$-	$-	$-	$-

2002 Tax Effect Asset Liability
Item	Total	Current	Long-Term	Current	Long-Term
Book to tax adjustment	$(4,172)	$-	$-	$(4,172)	$-

Net operating loss deduction	550,180	-	550,180	-	-
	546,008	-	550,180	(4,172)	-

Valuation allowance	(546,008)	-	(550,180)	4,172	-

	$-	$-	$-	$-	$-

Changes in the valuation allowance were as follows:

Balance June, 30, 2001	$425,758
Net increase	120,250

Balance June 30, 2002	546,008
Net increase	266,093
Balance June 30, 2003	$812,101

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

A summary of the Company’s stock option plans as of June 30, 2003 and 2002 and changes during the year are presented below:

	Director Plan		Option Plan		Options Granted to Service Providers

	Number of Options	Weighted Average Exercise Price	Number of Options	Exercise Price	Number of Options	Weighted average Exercise Price
Options outstanding, June 30, 2000	22,000	$17.19			$226,100	$4.32
Options Granted September 30, 2000	3,200.625				-
Options expired June 30, 2001	-				(29,184)	4.32
Options outstanding June 30, 2001	25,200	8.63			196,916	4.32
Options granted September 2001	40,000.16
Options granted October 2001			500,000.07
Options exercised March 2002			(500,000)	.07
Options expired June 30, 2002	-	-	-	-	(71,316)	4.32
Options outstanding June 30, 2002	65,200	$5.90	$0	$-	125,600	$4.32
Options expired June 30, 2003	(8,000)				(94,800)	4.32
Options outstanding June 30, 2003	57200	$5.90	0	$-	30,800	$4.32

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

During fiscal 2003 and 2002, the Company issued 2,000,000 and 1,414,968 shares of common stock to Directors, officers, consultants and the Company’s legal counsel for services rendered by them and recorded expenses of $1,200 and $134,822, respectively.

Note 7 Stock Options

During Fiscal 2003, The Company, under the terms of the Element 21 agreement issued 6,432,000 shares of common stock, at no value, upon the exercised of a like number of options.  In addition, the Company has authorized the issuance of 5,963,167 shares of common stock for services rendered by consultants to the Company during 2003 at prices ranging from $.06 to $.10 per share.  Consulting services, pursuant to these shares, in the aggregate of $486,396 were charged to operations in 2003.  In June 2003, 2,000,000 of these shares were issued at an average exercise price of .0006 per share.  During the six months ended December 31, 2003 the Company authorized the issuance of 1,148,957 shares of common stock to consultants to the Company and issued 2,000,000 shares to an outside public relations firm at a prices ranging from of $.06 to $.12 per share.

There have been no changes in the Company’s stock option plans during the six-month period ended December 31, 2003.  A summary of the Company’s stock option plans as of June 30, 2003 and 2002 are presented below:

Options Granted to

	Director Plan		Option Plan	Service Providers

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, June 30, 2000	22,000	$17.19		$-	226,100	$4.32
Options Granted September 30, 2000	3,200.625				-
Options expired June 30, 2001	-				(29,184)	4.32
Options outstanding June 30, 2001	25,200	8.63			196,916	4.32
Options granted September 2001	40,000.16
Options granted October 2001			500,000.07
Options exercised March 2002			(500,000)	.07
Options expired June 30, 2002	-	-	-	-	(71,316)	4.32
Options outstanding June 30, 2002	65,200	$5.90	0	$-	125,600	$4.32
Options expired June 30, 2003	(8,000)				(94,800)	4.32
Options outstanding June 30, 2003	57200	$5.90	0	$-	30,800	$4.32

As of June 30, 2003, all outstanding options are currently exercisable. The range of exercise prices is $.17 to $37.50 as of June 30, 2003 and 2002, respectively.  The weighted average remaining contractual life of options outstanding under the director plan and those granted to service providers was 6.3 years and 0.8 years respectively at June 30, 2003 and 2002.

The weighted average fair value of the options granted during the years ended June 30,2003 and 2002 is presented below:

	2003	2002
Director Plan	N/A	$0.17
Option Plan	N/A	$0.06
Options granted to service providers	N/A	N/A

At June 30, 2002 shares available for grant under the Directors Plan and the Option Plan were 211,000 shares and 21,690, respectively.  Both of these plans expired in September 2002 and there are no shares available at June 30, 2003 under either of these plans.

During fiscal 2003 and 2002, the Company issued 2,000,000 and 1,414,968 shares of common stock to Directors, officers, consultants and the Company’s legal counsel for services rendered by them and recorded expenses of $1,200 and $134,822, respectively.

The Company issued 12,184,917 shares of its common stock to consultants for services rendered by them and recorded an expense of $487,287 for the six-month period ended December 31, 2003.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion includes the business of Element 21 Technologies, Inc. (Formerly Element 21 Golf Company) (the "Subsidiary"), since the Company, prior to its acquisition of the Subsidiary, had recently divested its majority interest in AssureTec Systems, Inc., retaining only an investment interest carried at a nominal value through a newly formed subsidiary Assuretec Holdings, Inc. (formerly Tech Ventures, Inc.).   Otherwise the Company had no operations other than raising capital and searching for an acquisition candidate (i.e., the Subsidiary).  Where relevant, all numbers retroactively take into account the operations of both Assuretec Holdings and Element 21. The Company has announced its plans to spin off Tech Ventures as an independent company, but such is still pending.

Three Months Ended December 31, 2003 and 2002

     For the three months ended December 31, 2003 the Company, including the Subsidiaries had no revenues, purchased technology costs of $0, general and administrative costs of $338,894 loss from investments of $0 and miscellaneous income of $0 resulting in a loss of $338,894 as compared with the three months ended December 31, 2002, the Company, including the Subsidiary had no revenues, purchased technology costs of $2,445, general and administrative expenses of $511,973, a loss from decline in value of investments of $288,585 and other income of $90,017 resulting in a net loss of $712,986.

Six Months Ended December 31, 2003 and 2002

     For the six months ended December 31, 2003 the Company, including the subsidiaries had no revenues, no purchased technology costs, administrative costs of $493,858, gain on settlement of liabilities of $361,962 resulting in a net loss of $131,896 as compared with the six months ended December 31, 2002 the Company, including the subsidiaries had no revenues, $2,445 of purchased technology costs, administrative costs of $550,795, loss on investment of $288,585, other income of $90,017 resulting in a net loss of $751,808.

Inception to December 31, 2003

     From inception of the consolidation of the Company with Element 21 Golf Technologies, Inc. (October 4, 2002), through December 31, 2003, the Company, including the Subsidiary, had revenues of $0, cost of goods sold of $0, purchased technology costs of $2,445, administrative costs of $1,351,257, gain on settlement of liabilities of $361,962, loss from investments of $294,103 and other income of $210,017 yielding an accumulated net loss of $1,075,826.

Liquidity and Capital Resources

     The Company including its subsidiaries has a negative working capital.  It’s liquidity from inception until the closing of the Reorganization was primarily the funds of the Company and funds from stockholders of the Company.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock in the Company.  Absent continued stock for services by these consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft product line or market golf products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with product for distribution and develop collateral materials for its potential customer base.  There can be no assurance such capital will be raised on terms acceptable to the Company and if raised, may cause significant dilution to the Company’s stockholders.

Dividend Policy

     The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance the development and expansion of its subsidiary’s business.  Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors.  Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

     Management believes that inflation has not had a material effect on its operations for the periods presented.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

We proposed to effect by exemption from registration under the Securities Act or by registration there under, a spin-off of our interests in one of our two subsidiaries, Assuretec Holdings, Inc., a Delaware corporation, ("Holdings"), that was recently formed to hold substantially all of our assets and business that we owned prior to the closing of the Element 21 Acquisition, and of Advanced Conductor Technologies, Inc., a Delaware corporation ("Advanced Conductor"), both with ex-dividend dates of October 25, 2002, and distribution dates to be set once it has been determined whether these distributions can be made without registration under the Securities Act or must be subject to a prior registration statement filed with the Securities and Exchange Commission under the Securities Act.  Holders of beneficial interests acquired after October 25, 2002 and all holders of shares and options issued or exchanged under the Element 21 Acquisition will not have any right to any of the spin-off dividends as a condition to the Acquisition, but all were accorded the 100% share for share dividend with a distribution date of November 8, 2002.

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters to a Vote of Securities Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

On October 17, 2003 the Company filed with the Securities and Exchange Commission form 8-K wherein the Company obtained stockholder approval to change its name from BRL Holdings, Inc. to Element 21 Golf Company and increased the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares. The Company also has changed the name of its subsidiary Element 21 Golf, Inc. to Element 21 Technologies, Inc. and the name of its subsidiary Tech Ventures, Inc. to Assuretec Holdings, Inc.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

February 19, 2004	By: /s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

By: /s/ Jim Morin
Secretary, Treasurer,
CFO and Director

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jim Morin, Secretary/Treasurer and Chief Financial Officer of Element 21 Golf Company (the "Registrant"), certify that:

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

Date: February 19, 2004	By/s/Jim Morin
Secretary/Treasurer
CFO and Director

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Element 21 Golf Company (formerly BRL Holdings, Inc.) (the "Registrant") on Form 10-QSB for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, we, Nataliya Hearn, Ph.D., President and Chief Executive Officer, and Jim Morin, Secretary/Treasurer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

February 19, 2004	By/s/Nataliya Hearn, Ph.D.
President and Director

February 19, 2004	By/s/Jim Morin
Secretary, Treasurer,
CFO and Director

FINANCIAL DATA SCHEDULE

ELEMENT 21 GOLF COMPANY

(FORMERLY BRL HOLDINGS, INC.)

CURRENCY                US

FISCAL YEAR END         JUN-30-2004

PERIOD START            OCT-01-2003

PERIOD END              DEC-31-2003

CASH                    $161

SECURITIES              $2,717

RECEIVABLES             $6,113

ALLOWANCE               $ 0

INVENTORY               $ 0

CURRENT ASSETS          $ 186,274

PP & E                  $ 0

DEPRECIATION            $ 0

TOTAL ASSETS            $ 188,991

CURRENT LIABILITIES     $ 631,509

BONDS                   $ 0

PREFERRED-MANDATORY     $ 0

PREFERRED               $ 0

COMMON STOCK            $ 621,933

OTHER SECURITIES        $ 0

TOTAL LIABILITIES

   AND EQUITY           $ 188,991

SALES                   $ 0

TOTAL REVENUE           $ 0

CGS                     $ 0

TOTAL COSTS             $ 493,858

OTHER EXPENSES          $ 0

LOSS PROVISION          $ 0

INTEREST EXPENSE        $ 0

INCOME TAX              $ 0

INCOME-PRETAX           $ (131,896)

INCOME-CONTINUING       $ (493,858)

DISCONTINUED            $ 361,962

EXTRAORDINARY           $ 0

CHANGES                 $ 0

NET INCOME              $ (131,896)

EPS-PRIMARY             $ (0.00)

EPS-DILUTED             $ (0.00)

