Form 10QSB
period 2004-03-31
ELEMENT 21 GOLF CO
filed 2004-05-21
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________________

Commission File No. 0-15260

Element 21 Golf Company
(Exact name of small business issuer as specified in its charter)

Delaware	88-0218411
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification No.)

200 Perimeter Road, Manchester, NH 03103
(Address of principal Executive offices Zip Code)

(603) 641-8443
Issuer's telephone number, including area code

Former name, former address and formal fiscal year if changed since last report.

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 62,193,302 shares of common stock, par value $.01 per share as of May 14, 2004.

Transitional Small Business Disclosure Format (Check One) Yes      No  X

Element 21 Golf Company

(formerly BRL Holdings, Inc.)

INDEX

PART I.	FINANCIAL INFORMATION
		Page Number

Item 1.	Financial Statements

	Consolidated balance sheets as of March 31, 2004 (unaudited) and June 30, 2003................................................................................	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)......................................	3

	Consolidated Statements of Operations for the Nine Months Ended March 31, 2004 and 2003 and from inception of development stage (October 4, 2002) until March 31, 2004 (Unaudited).........................................................	4

	Consolidated Statements of Cash Flows for the nine Months Ended March 31, 2004 and 2003 (unaudited)..........................	5

	Notes to Unaudited Consolidated Financial Statements............................	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation.......................................................	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings...................................................................................	17

Item 2.	Changes in Securities...............................................................................	17

Item 3.	Defaults upon Senior Securities................................................................	17

Item 4.	Submission of Matters to a Vote of Security Holders................................	17

Item 5.	Other Information....................................................................................	17

Item 6.	Exhibits and Reports on Form 8-K..........................................................	17

Part 1. Financial Information

ITEM 1. Financial Statement

ELEMENT 21 GOLF COMPANY

(Formerly BRL HOLDINGS, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and June 30, 2003

	March 31,	June 30,
	2004	2003
	(Unaudited)

ASSETS
Current Assets:

Cash	$1,317	$89
Inventories	125,000	-
Other receivables	133,907	19,500
Prepaid expenses and other current assets	120,000	-

Total current assets	380,224	19,589

Property, plant and equipment	267,000	-

Other assets:
Investments	10,626	2,717

Total assets	$657,850	$22,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCIES)
Current liabilities:
Accounts payable	$355,394	$252,190
Accounts payable – related party	20,687	20,687
Accrued expenses	363,562	558,771

Total current liabilities	739,643	831,648

Other liabilities – related party	392,000	-

Total liabilities	1,131,643	831,648

Stockholders' equity (Deficiency):
Preferred stock of $.10 per share value, authorized 5,000,000 shares, no shares outstanding at December 31, 2003 and June 30, 2003	-	-
Common stock of $.01 par value, authorized 100,000,000 shares, 63,193,302 and 49,906,220 issued and outstanding at March 31, 2004 and June 30, 2003 respectively	621,933	499,062
Additional paid-in capital	8,223,892	7,826,135
Accumulated deficit prior to development stage activities	(8,102,149)	(8,102,149)
Development stage accumulated earnings (deficit)	(1,217,469)	(1,032,390)

Total Stockholders’ Deficit	(473,793)	(809,342)

Total liabilities and stockholders' equity (deficit)	$657,850	$22,306

The accompanying notes are an integral part of the consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(FORMERLY BRL HOLDINGS, INC.)

(A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(Unaudited)	(Unaudited)

Revenues	$-	$-
Cost of goods sold	-	-

Gross profit	-
Costs and expenses:
Research and development	-	-
Purchased technologies cost	-	-
General and administrative	(180,977)	109,017
Stock-based compensation expense	-	-
Total costs and expenses	(180,977)	109,017
(Loss)/Gain from operations	(180,977)	(109,017)
Other Income (Costs):
Gain on settlement of liabilities	-	-
Loss from investments	-	-
Other income (cost)	-	-
Total other income (cost)	-	-
Loss before provision for (benefit from) income taxes	(180,977)	(109,017)
Provision for income taxes	-	-
Net gain (loss)	$(180,977)	$(109,017)

Weighted average shares	62,193,302	47,906,220
Basic and fully diluted loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(FORMERLY BRL HOLDINGS, INC.)

(A DEVELOPMENT STAGE ENTERPRISE

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended March 31, 2004 and 2003

and the Cumulative Period (October 4, 2002) to March 31, 2004

(Unaudited)

	2004	2003	Inception (October 4, 2002) to March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-
Cost of goods sold	-	-	-

Gross profit	-	-	-
Costs and expenses:
Research and development	-	-	-
Purchased technologies	-	2,445	2,445
General and administrative income (expense)	674,964	659,812	1,532,363
Stock based compensation	-	-	-
Total costs and expenses	674,964	662,257	1,534,808
(Loss)/Gain from operations	(674,961)	(662,257)	(1,534,808)
Other Income (Costs):
Gain on settlement of liabilities	361,962	-	361,962
Loss from investments	-	(288,585)	(294,103)
Other income (cost)	-	90,017	210,017
Total other income (cost)	361,962	(198,568)	277,876
Loss before provision for income taxes	(313,002)	(860,825)	(1,256,932)
Provision for income taxes	-	-	-
Net gain (loss)	$(313,002)	$(860,825)	$(1,256,932)

Weighted average shares	58,097,608	31,389,168	24,134,845
Basic and fully diluted loss per share	$(0.01)	$($0.03)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(FORMERLY BRL HOLDINGS, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2004 and 2003 and

the Cumulative Period from Inception to March 31, 2004

(Unaudited)

	Nine Months Ended		Inception (October 4, 2002)
	March 31,		To March 31,
	2004	2003	2003

Cash flows from operating activities:

Net Loss	$ (313,002)	$ (860,825)	$ (1,256,932)
Adjustments to reconcile net loss to net cash used in development activities:
Depreciation and amortization	-	-
Common stock issued in exchange for purchased technology	-	2,445	-
Common stock issued for services rendered	478,287	-	479,487
Common stock issued in settlement of liabilities	20,433	-	20,433
Net effect of subsidiary transactions	149,83	97,930	255,412
Common stock issued in exchange for common stock of subsidiary	-	212,362	212,362
(Increase) Decrease in current assets:
Accounts receivable	-	(19,088)	-
Inventories	(125,000)	-	(125,000)
Other receivables	(114,407)	-	(247,111)
Prepaid expenses and other current assets	(120,000)	(525)	(119,475)
Increase (Decrease) in current liabilities
Accounts payable	103,204	195,155	310,311
Accrued expenses	(195,209)	374,721	357,062
Related party payables	392,000	-	392,000

Net cash provided by operating activities	$ 134,137	$ (542)	$ 278,549

Cash flows from investing activities:
Purchase of fixed assets	$ (267,000)	$ -	$ (267,000)
Purchase of intangible assets	-	-	-
Investments	(7,909)	(2,717)	(10,626)

Net cash used in investing activities	(274,909)	(2,717)	(277,626)

Cash flows from financing activities:
Notes receivable	-	-	-
Notes payable	-	-	-
Issuance of common stock, net	-	-	-

Net cash provided by investing activities	-	-	-

Net increase (decrease) in cash	1,228	(542)	923
Cash at beginning of period	89	1,148	394

Cash at end of period	$ 1,317	$ 606	$ 1,317

The accompanying notes are an integral part of the consolidated financial statements.

Supplemental Disclosures of cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash Investing and Financing Activities:
Cash paid for interest	-	-	-
Stock issued for acquisition of subsidiary	-	-	212,362

Stock issued in payment of services	478,287	-	478,287

Liabilities repaid through issuance of common stock	20,433	-	20,433

ELEMENT 21 GOLF COMPANY

(FORMERLY BRL HOLDING, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(UNAUDITED)

Note 1             NATURE OF BUSINESS AND OPERATIONS

            The Company

Element 21 Golf Company and subsidiary (a development stage enterprise) (the “Company” and or “Element 21”) design develop and expect to market Scandium alloy golf products.  The first products manufactured using Company’s proprietary technology have been recently produced and will soon be test marketed for distribution to wholesalers and retail markets.

Element 21 was incorporated under the laws of the state of Delaware on June 26, 1986 and, until October 2003, was doing business under the name BRL Holdings, Inc. The Company owns 100% of Element 21 Technologies, Inc. a development stage company that holds the license to use the proprietary Scandium alloy technology, 34.2% of AssureTec Holdings Inc. (”AssureTec” Formerly Tech Ventures, Inc.), which includes the ownership of 100% of both Advanced Conductor Technologies, Inc. and IJAM Enterprises, Inc., both of which have never had operations.  The Company is in the process of spinning out AssureTec to shareholders of record on October 25, 2002.  In December 2003, AssureTec filed a Form 10SB with the SEC to become a reporting company.  Commencing with quarter ending December 31, 2003 AssureTec began filing quarterly reports with the SEC on Form 10QSB. On March 31, 2004 AssureTec completed a common stock and common stock equivalent share exchange with individual stockholders of AssureTec Systems (the “Share Exchange”) wherein AssureTec acquired the remaining 65.8% ownership of AssureTec Systems, resulting in Element 21’s ownership percentage dropping to the current 34.2%.

Element 21 is considered to be a development stage enterprise because it has not generated revenues from products that have been developed to date.  The Company is subject to a number of risks similar to those of other companies in the early stage of development.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate financing necessary to fund future operations. Recently, certain consultants who are also stockholders of the Company advanced moneys to allow the Company to acquire aluminum Scandium alloy concentrate from Russia and to acquire critical lateral forging equipment made in the US, both of which were shipped to South Korea to enable the production of Scandium alloy golf shafts.

The accompanying un-audited consolidated financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 2003.  In the opinion of management, all significant adjustments that are normal, recurring in nature and necessary for a fair presentation of the financial position, cash flows and results of the operations of the Company, have been consistently recorded.  The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year ended June 30, 2004.

Note 2             Inventories

The amount of $267,000 during the quarter by consultants and stockholders to acquire master Scandium/aluminum alloy that was shipped directly to the Company’s manufacturer in Seoul, Korea. The first 500 Scandium alloy shafts were manufactured and delivered from South Korea to the Company at the end of the quarter that are being tested by representatives of the Company. The Company has not yet completed full acceptance of the shafts. Inventory costs have been increased to reflect these items.

Note 3             Equipment

During the third quarter ending March 31, 2004 certain consultants and stockholders acquired, for the benefit of the Company, lateral forging equipment tooling on behalf of the Company in the amount of $125,000.   This equipment, manufactured in the US, was delivered to the Company’s manufacturer in Seoul, Korea and installed. This equipment value has been reflected at cost.

Note 4             Related party advances

During the quarter stockholders of the Company have advanced to the Company a total of $392,000. These advances were in the form of purchasing of fixed assets totaling $125,000 to reflect the lateral forging equipment now in South Korea and $267,000 advanced for master alloy purchases.  These advances are recorded as an increase in related party liabilities.

Note 5             NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods.  Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was anti-dilutive.

For the nine months ended March 31, 2004 and 2003, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share.

Note 6             Future Operations/Going Concern

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established revenues on any consistent basis. Even with the expected increase in revenues from the sale of golf shafts now being produced, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial ratios are as follows
	March 31, 2004	June 30, 2003
Negative Working capital	$ (359,418)	$ (812,059)
Accumulated deficit	(9,319,618)	(9,134,359)
Net loss	(313,002)	(1,096,720)

As shown in the Unaudited consolidated financial statements, during the nine months ended March 31, 2004 and 2003, the Company incurred net losses of $313,002 and $860,825 respectively. Cash provided by operations during the nine months ended March 31, 2004 and cumulative from October 2, 2002 (inception) to March 31, 2004 was $1,228 and $1,317 respectively.

These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the Element 21 Technologies golf development business, the Company has depended on advances and consulting services from principal consultants engaged by the Company.  Absent these continuing advances and services, the Company could not continue with the development and marketing of its golf products.

Managements’ plans for the Company include implementation of the plan to sell its products into wholesale and retail golf sales channels, raising additional capital and other strategies designed to optimize shareholder values.  However, no assurance can be made that management will be successful in fulfilling all elements of it plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

During fiscal 2004 and 2003, the Company issued 0 and 2,000,000 shares of common stock to consultants for public relations and capital raising services rendered by them and recorded expenses of 60,000 and $0, respectively.

In 2004 the Company issued 12,184,917 shares of its common stock to consultants for services rendered by them and recorded an expense of $487,287 for the nine-month period ended March 31, 2004.

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

Three Months Ended December 31, 2004 and 2003

For the three months ended March 31, 2004 the Company, including the Subsidiaries had no revenue and general and administrative expenses of $180,977 yielding a net loss of $180,977 as compared with the three months ended December 31, 2003 wherein the Company, including the Subsidiary had no revenues and general and administrative expenses of $109,017 resulting in a net loss of $109,017.  General and administrative costs for both three-month period consisted primarily of consulting costs and legal and accounting fees.

Six Months Ended December 31, 2004 and 2003

For the nine months ended March 31, 2004 the Company, including the subsidiaries had no revenues, no purchased technology costs, administrative costs of $674,964, gain on settlement of liabilities of $361,962 resulting in a net loss of $313,002 as compared with the nine months ended March 31, 2002 wherein the Company, including the subsidiaries had no revenues, purchased technologies cost of $2,445, administrative costs of $659,8122, loss on investment of $288,585, other income of $90,017 resulting in a net loss of $860,825.

General and administrative expenses were $674,964 for the nine months ended March 31, 2004 as compared with $659,812 in 2003.The differences in net loss in comparing the nine months ended March 31, 2004 with 2003 was a gain on settlement of liabilities of $361,962 in 2004 compared with a loss from investments of $288,585 and other income of $90,017 in 2003.

Inception to December 31, 2003

From inception of the consolidation of the Company with Element 21 Golf Technologies, Inc. (October 4, 2002), through March 31, 2004, the Company, including the Subsidiary, had revenues of $0, cost of goods sold of $0, purchased technology costs of $2,445, administrative costs of $1,532,363, gain on settlement of liabilities of $361,962, loss from investments of $294,103 and other income of $210,017 yielding an accumulated net loss of $1,256,932.

Financial Condition, Liquidity and Capital Resources

The Company including its subsidiaries has a negative working capital.  It’s liquidity from inception until the closing of the Reorganization was primarily the funds of the Company and funds from stockholders of the Company.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock in the Company.  At March 31, 2004 we had a working capital deficiency of $359,419.  Our continuation as a going concern will require that we raise significant additional capital.

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

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $9,319,618 as of March 31, 2004 of which 1,217,469 was for Element 21’s development stage losses and the remainder of $8,102,149 was accumulated losses prior to the merger with Element 21 in October 2002. For the nine-months ended March 31, 2004 and cumulative from October 4, 2002 (inception) to March 31, 2004, our net losses were $313,002 and $1,256,932 respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses.  These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We Will Need Additional Financing.

We will require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

Our Success Is Dependent On Our Ability to Retain And Attract Employees and Key Consultants.

Our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel and consultants. There is significant competition for such personnel in our industry. There can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced technologies and to grow and operate profitably.

Our Performance Depends On Market Acceptance Of Our Products.

We expect to derive a substantial portion of our future revenues from the sales of Scandium alloy golf shafts that are only now entering the initial marketing phase. Although we believe our products and technologies will be commercially viable these are new and untested products. If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We Depend On Strategic Marketing Relationships.

We expect our future marketing efforts will focus in part on developing business relationships with distributors that will market our products to their customers. The success of our business depends on selling our products and technologies to a large number of distributors and retail customers. Our inability to enter into and retain strategic relationships, or the inability to effectively market our products, could materially and adversely affect our business, operating results and financial condition.

Competition From Traditional Golf Equipment Providers May Increase.

The market for golf shafts is highly competitive. There are number of other established providers that have greater resources, including more extensive research and development, marketing and capital than us and have greater name recognition and market presence. These competitors could reduce their prices and thereby decrease the demand for our products and technologies. These competitors may lower their prices to compete with us. We expect competition to intensify in the future, which could also result in price reductions, fewer customer and lower gross margins.

Rapidly Changing Technology And Substantial Competition May Adversely Affect Our Business.

Our business is subject to rapid changes in technology. We can provide no assurances that research and development by competitors will not render our technology obsolete or uncompetitive. We compete with a number of competing companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than us. We can provide no assurances that we will be successful in marketing our existing products and developing and marketing new products in such a manner as to be effective against our competition. If our technology is rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

Litigation Concerning Intellectual Property Could Adversely Affect Our Business.

We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our trademarks, patents, proprietary technology and know-how. However, we can provide no assurance that competitors will not infringe upon our rights in our intellectual property or that competitors will not similarly make claims against us for infringement. If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

It is possible that third parties might claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will increasingly be subject to infringement claims as the number of services and competitors in our industry grows. Any claims, whether meritorious or not, could be time-consuming, result in costly litigation and could cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on commercially reasonable terms or at all.

Defects In Our Products May Adversely Affect Our Business.

Complex technologies such as the technologies developed by us may contain defects when introduced and also when updates and new products are released. Our introduction of technology with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

ITEM 3.           CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Principal Financial Officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Element 21 Golf Company

May 20, 2004	By: /s/ Nataliya Hearn

Nataliya Hearn, Ph.D.
President and Director

By: /s/ Jim Morin

Secretary, Treasurer,
CFO and Director

Exhibit 31.1

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

4.   The Registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

Date: May 20, 2004	By/s/Jim Morin
Secretary/Treasurer,
CFO and Director

Exhibit 32.1

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

Date: May 20, 2004	By/s/Nataliya Hearn, Ph.D.
President and Director

Date: May 20, 2004	By/s/Jim Morin
Secretary/Treasurer,
CFO and Director

FINANCIAL DATA SCHEDULE

ELEMENT 21 GOLF COMPANY
(FORMERLY BRL HOLDINGS, INC.)

CURRENCY	US

FISCAL YEAR END	JUN-30-2004
PERIOD START	JAN-01-2004
PERIOD END	MAR-31-2004
CASH	$1,317
SECURITIES	$10,626
RECEIVABLES	$ 0
ALLOWANCE	$ 0
INVENTORY	$ 125,000
CURRENT ASSETS	$ 380,224
PP & E	$ 267,000
DEPRECIATION	$ 0
TOTAL ASSETS	$ 657,850
CURRENT LIABILITIES	$ 739,643
BONDS	$ 0
PREFERRED-MANDATORY	$ 0
PREFERRED	$ 0
COMMON STOCK	$ 621,933
OTHER SECURITIES	$ 0
TOTAL LIABILITIES AND EQUITY	$ 657,850
SALES	$ 0
TOTAL REVENUE	$ 0
CGS	$ 0
TOTAL COSTS	$ 674,961
OTHER EXPENSES	$ (361,962)
LOSS PROVISION	$ 0
INTEREST EXPENSE	$ 0
INCOME TAX	$ 0
INCOME-PRETAX	$ (313,002)
INCOME-CONTINUING	$ (674,961)
DISCONTINUED	$ 361,962
EXTRAORDINARY	$ 0
CHANGES	$ 0
NET INCOME	$ (313,002)
EPS-PRIMARY	$ (0.01)
EPS-DILUTED	$ (0.01)

