Form 10-K
period 2004-06-30
ELEMENT 21 GOLF CO
filed 2004-12-21
CIK 797662

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-KSB

x           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

o            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File No. 000-15260

Element 21 Golf Company
(Name of Small Business Issuer in its Charter)

Delaware	88-0218411
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

200 Perimeter Road, Manchester, NH 03103
(Address of Principal Executive Offices)

Registrant’s Telephone Number: (603) 641-8443

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

Yes         ☐            No           ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.  [ ]

State Issuer’s revenues for its most recent fiscal year: June 30, 2004 = $0.00.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.    As of September 30, 2004 there were approximately 74,802,842 shares of our common voting stock held by non-affiliates having a market value of $6,732,256 on such date.  Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

State the number of outstanding shares of each of the Registrant’s classes of common equity, as of the latest practicable date.  As of September 30, 2004, there were 82,653,312 shares of common stock of the Issuer outstanding.

PART I

               DESCRIPTION OF BUSINESS

(a)        Business Development.

Element 21 Golf Company (the "Company) was originally formed in Delaware as OIA, Inc., in 1986.  In 1992 the Company changed its name to Biorelease Corp., and was engaged as in the business of biotechnology from 1992 through 1995.  From mid 1995 through September 2001, the Company sponsored several early stage ventures with funds advanced by affiliates of Dr. R. Bruce Reeves, former President and a current consultant to the Company and in June 2001, the Company changed its name from Biorelease Corp. to BRL Holdings, Inc.

            Effective November 9, 2001, we acquired 100% of the outstanding common stock of AssureTec Systems, Inc., a Delaware corporation (“Systems”), in a stock for stock transaction.  We issued 6,354,000 shares of restricted common stock and converted outstanding options to acquire 4,750,000 shares of Systems common stock into options to acquire 4,750,000 shares of the Company’s common stock.

On April 1, 2002, we exchanged 2,852,000 shares of Systems common stock that had been issued in connection with the Systems acquisition for 5,704,000 shares of our common stock, from substantially all the founders and consultants from whom our interest in Systems was initially acquired.  In addition, options to acquire 4,750,000 shares of our common stock then held by these individuals were cancelled.  As a result of these transactions and the issuance of additional shares of Systems to employees on the exercise of stock options, the Company’s ownership of Systems decreased to 34.2% of Systems as of June 30, 2003.

On June 12, 2002 the Company incorporated Tech Ventures, Inc. (now named Assuretec Holdings, Inc. or “Assuretec”) and transferred all of the assets and liabilities of the Company in exchange for 100% ownership of Assuretec common stock.

Effective October 3, 2002, we acquired 100% of the outstanding common stock of Element 21 Golf Company, a Delaware corporation (“Element 21”) in exchange for 42,472,420 restricted shares of our common stock (“the Acquisition”).  We also converted options to acquire 6,432,000 shares of Element 21 common stock into options to acquire 6,432,000 shares of our common stock.  This Acquisition has been accounted for as a “reverse” acquisition using the purchase method of accounting, as the shareholders of Element 21 owned a majority of the outstanding stock of our Company immediately following the Acquisition.  Following the Acquisition, we changed our name to Element 21 Golf Company.

In October 2003, the Company issued 12,287, 082 shares to consultants in exchange for liabilities owed.

In November 2003, Systems issued convertible preferred to various individuals in exchange for debt of Systems.  On March 31, 2004 Assuretec issued additional common stock and preferred stock which is convertible into common stock.  Assuretec also issued stock to others in exchange for liabilities and shares issued for cash and/or services.  As a result, Assuretec’s ownership of Systems decreased from 34.2% at June 30, 2003 to 26.5% at June 30, 2004.

In May 2004, the Company issued 20,460,000 shares of the Company’s common stock to consultants in exchange for liabilities owed in the amount of $1,841,401.  This increased the outstanding shares of the Company from 49,906,220 at June 30, 2003 to 82,653,302 at June 30, 2004.

(b)        Business of the Issuer

Element 21 was formed on September 18, 2002 to acquire partially developed golf technology and to design, develop and market scandium alloy golf club shafts and golf heads. Scandium is Element No. 21 in the Periodic Table of Elements.  When mixed with aluminum, scandium alloys are believed to exhibit properties that outperform titanium with a higher strength to weight ratio of up to 25% and a specific density advantage of 55%.  Scandium alloys are simply lighter, stronger and more cost effective than titanium.  This advanced metal technology was originally developed in the former Soviet Union for military applications during the 1980s.  Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station.  The Company’s plan is to commercialize Scandium’s use in golf shafts and golf heads.

In September, 2002, Element 21 acquired from Dr. Nataliya Hearn, our current Chief Executive Officer, and David Sindalovsky, a consultant to the Company (the “Assignors”), the exclusive right to use, produce and sell a specified range of scandium aluminum alloy for golf club shafts and golf heads.  Although these rights do not cover all mixes of scandium aluminum alloy, the Company believes that any scandium aluminum alloy outside the range of its patent protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner.  Upon completion of the Acquisition, the previous officers and directors of the Company resigned and Dr. Hearn became the Company’s President/ CEO and a Director and Jim Morin and Gerald Enloe also became directors.  Mr. Morin also serves as Vice President and Principal Financial Officer.

Prototypes of the first products, a mid range iron combined with several flex strength shafts, have been produced and tested.  The scandium alloy shaft, when combined with a conforming iron head, has been accepted as complying with the rules of golf by the USGA (the United States Golf Association).  Scandium alloy shafts engineered for use with driver and fairway metal woods are just completing development and will be tested against competitive shafts over the next several months.  The independent tests already conducted by Golf Labs Inc. showed a remarkable 10-20 yard distance improvement when scandium shafts are tested against the best Graffaloy® graphite and True Temper steel shafts respectively.  Other clubs and products are currently being developed and tested.  Dependent in part on its ability to obtain approximately $1.5 M in funding, of which there is no assurance, the Company intends to first commence the production and roll-out of its first golf products: a complete scandium metal wood driver with scandium alloy shaft to be sold to the retail golfer through a direct marketing program.  Second, the Company intends to commence the sale of scandium shafts to leading golf shaft distributors for distribution as a branded high performance shaft to be resold to fabricators and golf shops worldwide.  Following the receipt of additional investor funds, of which there is no assurance, the Company expects to broaden its retail offering to include additional combinations of proprietary heads and shafts.

The Company operates solely through strategic consultants and without full-time employees.  Consultants Nataliya Hearn, PhD, who is our CEO and President, and David Sindalovsky, both of whom are based in Toronto, Canada, oversee the engineering, alloy supply and production.  Consultants Jim Morin, our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and USGA approval for the golf products, and consultants Bruce Reeves and Kevin McGuire (formerly officers of BRL Holdings and operating through family owned companies based in New Hampshire) and Randy Renken (operating through Profit Consultants, Inc.), oversee the management, accounting and public company compliance issues.  This structure allows the Company to avoid having large marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

The Company has a strategic supply agreement with an affiliate of Kamensk-Uralsky Metallurgical Works Joint Stock Company, located in a number of locations in Russia, also known as OAO KUMZ.  Under this agreement, concentrated scandium alloy shall be produced to the specification of Element 21 Golf by the KUMZ affiliate.  KUMZ also will transfer the latest innovations in scandium alloys to Element 21 Golf as such become available.  KUMZ is a well-established, diversified producer of aluminum, aluminum alloys and products for aerospace, shipbuilding, automotive, and other industries.  KUMZ is also the world’s largest facility specializing in scandium alloy products.  Initially scandium work began 20-25 years ago with the development of aluminum-scandium aerospace alloys for fighter aircraft.

The second strategic partner is Yunan Aluminum, which is in the business of manufacturing precision tubing for outdoor recreation and sporting markets.  Yunan Aluminum was established in 1979 in South Korea, and now manufactures, for parties other than the Company, about 80,000 pounds per month of high quality products made of high strength aluminum alloys.  In August 2003 the company reached an agreement with Yunan Aluminum to produce, in South Korea, scandium golf shafts and club components exclusively for Element 21 Golf Company.

Advantage of Scandium Alloys

Element 21 Golf derives its name from the 21st element in the “Periodic Table of the Elements”, which is the unique metal “scandium” (the beginning of a new millennium).  Scandium, when mixed with aluminum, has a higher strength-to-weight ratio than titanium and 50% more strength than other high strength aluminum alloys.  Markets for scandium aluminum include almost anything where aluminum is currently used, for example, from transportation and military applications to high-end sports products of all kinds.  After years of market research and development, the Assignors determined that the most productive and profitable application of scandium was in the sports market.  Based on that, the Assignors together with other founders of Element 21 Golf formed Element 21 Corporation to become a production, marketing, and distribution company for other scandium aluminum products.  The rights to develop other products not related to the golf industry were retained by the Assignors.  All applications to golf products, covered by the Assignors’ patents, have been acquired by the Company (BRL Holdings d/b/a Element 21 Golf Company).  To insure uninterrupted product availability, Element 21 is working to train two US based manufactures on the processing and production techniques required to produce shafts from the patented Scandium alloys.

In August 2003 the Company finalized its golf shaft design criteria through the use of the most advanced CAD/CAM computer software programs available today.  These systems are used by the major aerospace companies to produce aircraft such as the Advanced Tactical Fighter, America’s fighter jet for the 21st Century.  Utilizing the designs created and analyzed with this software Element 21’s Korean manufacturer can produce golf shafts to the exacting standards of advanced aerospace products. The manufacturing company has a capacity of processing in excess of 100,000 lbs of material per month which equates to approximately 450,000 golf shafts.  The company has negotiated a $50,000US credit line with preferential payment terms to begin full production of its golf shafts.  In return the Company has purchased and provided to the manufacturer the semi-automatic testing and calibration equipment necessary to produce high quality golf products on a full production basis.

In April 2004 the Company announced the full implementation of a new Linear Forging Process, a proprietary method utilized in the mass product ion of Scandium Golf shafts.  The unique “Linear Forging Process” utilizes a pulsed energy system in matching the structures’ natural frequency resonance to elongate the metals grains with the least dimensional change to the golf shaft’s design.  The process’ secondary benefit is in providing aligned straightness.  All of these benefits are realized in just a few seconds lending the process to high production rates and significant cost reduction of otherwise labor intensive operation.

The Company is testing certain benefits of scandium on the health of joints in the hands, elbows and back, as scandium clubs have shown significant improvement in reducing damaging shock to the body produced and compounded over time by playing with steel and titanium golf clubs.  This technology has been trademarked as SHOCKBLOK™ scandium technology.   A full report outlining quantifiable health and medical advantages will be made available when the testing is complete.  At this time, there is no certainty that there will be health benefits when compared to other golf shaft technology.

Element 21’s Competitive Advantage

            We believe that we have a competitive advantage in our industry for the following reasons:

1.                 License and supply agreements for scandium aluminum alloys in place.

2.                 Longtime association with the world’s largest producer of the highest quality scandium master alloy.

3.                 Strategic association with the world’s largest producer of scandium products, which has over 20 years experience in producing scandium aluminum billet, extruded products, and forged products.  Lowest production costs due to location, size, and experience, as well as the advantage of waste control during the production process.

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

8.                 Added value to an OEM’s golf club products providing for a longer and more accurate golf shots as tested against steel and graphite shafts manufactured by Royal Precision, Apollo, Aldila®, UST, Penley®, True Temper® and Grafalloy®.

Scandium Metal – “Element 21”

Scandium, a little known element was developed primarily in secret aerospace programs in the former Soviet Union.  It was used as an additive to aluminum alloys to create the highest strength aluminum-scandium alloys and alloys with significantly enhanced weldability.  These super-alloys were used in missiles and MIG-29 aircraft and are currently used in MIG-31 and Sukhoi-27 aircraft.  We believe that the rights we have acquired from the Assignors cover aluminum-scandium alloys that have achieved the highest “strength-to-weight ratio” for golf applications.

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

However, in the former Soviet Union, scandium has been produced in significantly larger quantities since it was an additive to aluminum alloys to produce ultra high strength aluminum-scandium alloys for military aerospace uses.  In Russia there is now less scandium production due to reduced military spending.  Currently, however, Russia still possesses the world’s largest stockpile of pure scandium oxide, which is available to Element 21 Golf through the rights it acquired from Assignors.  When the current supply is exhausted, scandium can be obtained through reactivating production of various waste streams of already identified ore processing sites in Russia.  In addition, several possible North American scandium production sites have also been identified, if there is sufficient demand to justify the investment.

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

In 1997 Easton Sports’ baseball and softball bats constituted the first production of a large-scale scandium sports product.  The ultra-light high strength Easton bats, known, as the Scandium/Sc 7000 Redline series quickly became the most successful new product launch in Easton’s 75-year history.  As of September 2003, Easton has sold in excess of $800,000,000 of scandium aluminum baseball and softball bats.  Easton then produced a weldable aluminum-scandium alloy for use in bicycle frames, and handle bars.  Both products have been highly successful and the frame is now considered one of the lightest in the industry and used by many top-racing teams.  In addition to baseball bats and bicycle frames, scandium golf shaft, metal wood drivers, putters, lacrosse sticks, bicycle seat posts and handlebars, and hockey stick prototypes have been developed.

Aluminum-Scandium Product Advantages

Scandium alloys have advantages over other high strength aluminum and titanium alloys and composite materials, especially in heavily drawn and worked products:

•        Up to 50% strength increase over high-strength aluminum alloys;

•        Over 20% specific strength advantage over titanium alloys;

•        Significant cost and design advantages over composite materials;

•        Reduction and elimination of surface re-crystalization;

•        Increase in weldability and weld strength;

•        Increase in weld fatigue life of 200%;

•        Reduction and elimination of hot-cracking in welds;

•        Increased plasticity, durability, and formability.

Sports Equipment

As athletes and marketers demand improvement in sports equipment, designers push material limitations when using existing metals and alloys.  Most aluminum products in the sports market today have alloy development origins from the 1930’s, while other high-performance alloys were developed in the 1960’s.  Titanium and composite materials have replaced aluminum in some sporting goods; however, these materials are more expensive and more difficult to process.  Consequently, they have found major acceptance only in the highest end of the market.

Element 21 Golf’s objective is to develop and market new golf products where scandium alloys can provide measurable advantages over existing high-end aluminum alloys, stainless steel, titanium and composite materials.

Golf Products

Scandium golf products have outstanding potential in the industry based on several factors:

-        Results of player and robotic testing indicates scandium aluminum’s superior performance over a leading titanium club, and

-        Improved distance and less dispersion, allowing longer more accurate results, which are impossible to achieve with current metals.

The interest in scandium has been supported by several performance and marketing features:

•       Scandium alloys strategically incorporated into the production of metal woods and irons can result in heads with a larger sweet spot for more consistency and accuracy;

•       If increased club head size is not required, the reduced density and improved strength allows flexibility in placing perimeter weighting that can affect the trajectory (flight path) of the ball;

•       Scandium alloys are softer than titanium providing superior feel and workability for the player;

•       Scandium alloys are lower in cost and easier to fabricate than titanium;

•       The specific yield strength advantage of scandium alloys over steel and high-end aluminum alloys enables the design of shafts at substantially reduced weight and higher performance;

•       The homogeneous nature of scandium alloys allow for consistent shaft production, a problem inherent with graphite shafts.

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

The market for golf shafts was estimated by Golfdatatech to be close to 30 million units in the US and 60 million units worldwide in 1999.  Golfdatatech estimates that the market size of the high performance premium shafts that Element 21 Golf’s scandium shaft will initially be targeting represents approximately 27 million units worldwide.

Metal Woods/Putters

The Company has made its own designs, and has completed mechanical and player testing on several prototypes.  This effort has provided Element 21 Golf with several sales and marketing options.  These options include the sale of semi-finished products to the likes of Taylor Made and other original equipment manufacturers (OEMs), the sale of finished heads to OEMs, and/or the Company’s own direct sale of branded scandium alloy golf products to the market place.

The Company intends to introduce a scandium driver and other fairway metal woods through the production and airing of a script-to-screen infomercial planned to be aired in the fourth quarter of calendar 2004 assuming completion of the additional financing of which there is no assurance, following completion and market testing of its infomercial.  The Company has entered into an agreement with Incredible Discoveries of Deerfield Beach, Florida (www.incrediblediscoveries.com) to produce a 28-minute infomercial on scandium golf club products.  Incredible Discoveries’ direct response team is responsible for generating over $50 million in direct response television sales.  Incredible Discoveries will co-fund the venture to promote and sell the scandium golf clubs through multimedia venues. Based on positive performance and marketing features afforded by scandium, and the general market condition of golf, the Company believes this approach will be successful. To assist in this process, the Company has access to consultants with experience in infomercials from both marketing and production aspects.  It is important to note that we believe that we would be in a position to introduce a number of new scandium golf products over time, including putters, fairway metal woods, and irons.

According to Golfdatatech, in 1999 world retail golf club (metal woods, irons, putters) market was worth approximately $4.8 billion.  Golfdatatech estimates that the US market represents about 50% of the world market, with approximately $2.4 billion in sales, including over $1.0 billion in metal wood sales.  In 1999, titanium metal woods represented about 40% of all premium sales with the most popular price being $399 and up.

Strategic Relationships

To effectively conduct its business on an international scale, the Company is pursuing strategic alliances with aluminum producers, suppliers, sub-contractors, and design engineers.

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

As of the date of this report, the Company has entered into distribution and manufacturing alliance with an Asian Golf Company specializing in sales of high-end golf equipment and components.  Through this relationship Element 21 plans to develop sales of finished scandium clubs, club sets and components on a non-exclusive basis throughout Asia and Japan.  Upon reaching an annual sales volume of $1.5M US Dollars the relationship will be extended on an exclusive basis through 2007.  The use of a television infomercial format is being considered for the Japanese and Asian markets similar to those being introduced in the US next quarter.

Scandium Raw Material Supply

The raw material that goes into production of scandium alloys comes from scandium oxide, which has about 60% pure scandium metal content.  Scandium oxide is used in the production of “master alloy”, which consists of 2% Scandium metal and 98% pure aluminum.  The master alloy is then added to aluminum and other alloy ingredients to create a concentration of approximately 0.1% - 0.3% scandium in the final alloy used in products.  These are then known as scandium alloys or aluminum-scandium alloys, which have the technical advantages needed for production of high performance equipment for sports, transportation, military and aerospace applications and are the subject of the Assignors’ patents.  1 kg of Scandium oxide will produce approximately 28 kg of master alloy, and just under 500 kilograms (or 1,100 pounds) of aluminum-scandium 0.1% alloy, the most common alloy used.

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

The Company also has a relationship with Yunan Aluminum in Korea.  Yunan will reprocess the master alloy prepared by KUNZ and produce the initial shafts and clubs with pricing and supply already established.

Status of Any Publicly Announced New Product or Service

The Company’s web site, at  www.e21golf.com, contains its most recent press releases and financial reports as well as independent test results of the Company’s shafts against the leading high-performance golf shafts in the world.  For additional information or earlier press releases go to any website’s financial bulletin board for Element 21 Golf Company (formerly BRL, Holdings, Inc. (OTCBB EGLF).

Competitive Business Conditions

Regarding the Element 21 technology, all major manufacturers of golf clubs, shafts and related equipment will be major competitors of our planned business operations, and all have greater resources, marketing capabilities and name recognition, among other factors, that will make it difficult for us to compete with them.  With the Company’s completion and airing of its infomercial it is anticipated that the infomercial campaign will not only promote the sale of Element 21 Golf’s scandium golf clubs, but will also help to generate additional media awareness through write ups in various major golf publications.  There is no assurance that the infomercial will have generated additional media coverage.

Sources and Availability of Raw Materials

The Company has a strategic supply agreement with an affiliate of OAO KUMZ.  Under this agreement, concentrated scandium alloy shall be produced to the specification of Element 21 Golf by the KUMZ affiliate.  KUMZ also will transfer the latest innovations in scandium alloys to Element 21 Golf as such become available.  KUMZ is a well-established, diversified producer of aluminum, aluminum alloys and products for aerospace, shipbuilding, automotive, and other industries.  KUMZ is also the world’s largest facility specializing in scandium alloy products.  Initially scandium work began 20-25 years ago with the development of aluminum-scandium aerospace alloys for fighter aircraft.

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

No History of Sales; Dependence on Proposed Infomercial Methodology

The Company’s golf products are new to the market.  The Company has no history of sales or market penetration of its golf products.  While the market is large, we cannot assure that the Company’s products will achieve general market adoption.  As of the date of this report, we have not raised funds sufficient to manufacture the initial products nor have we raised funds sufficient to produce an infomercial and to acquire media.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company has direct title to no patents.  However, when it acquired Element 21 Golf, it acquired the exclusive right to use, produce and sell a specified range of scandium aluminum alloy for golf club shafts and golf heads.  Although these rights do not cover all mixes of scandium aluminum alloy, the Company believes that any scandium aluminum alloy outside the range of its patent protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner.  The golf applications under these patent rights acquired by us in the Element 21 Acquisition, which are U. S. Patent Nos. 5,597,529 issued on January 28, 1997, and 5,620,662, issued on April 15, 1997, initially filed by Ashurst Technologies, Inc. and acquired on January 7, 2001 by Dr. Hearn and Mr. Sindalovsky and were assigned to Element 21 immediately prior to our acquisition of 100% of the outstanding securities of Element 21 Technologies, Inc., as disclosed in our 8-KA Current Report dated October 2, 2002, which is referenced in the Exhibit Index, Part III, Item 13, and as briefly discussed above under the heading “Business Development” of this Item.

Need for any Government Approval of Principal Products or Services

There is no need for any government approval or regulation of our products.  There may be a need to comply with certain trade agreements with our strategic partners outside of the United States of America.

Effects of Existing or Probable Governmental Regulations

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

•        Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

•        Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•        We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated there under.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Penny Stock

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission.  Penny stocks are stocks:

▪       with a price of less than five dollars per share;

▪       that are not traded on a “recognized” national exchange;

▪       whose prices are not quoted on the NASDAQ automated quotation system; or

▪       in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor’s account.  You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.  This procedure requires the broker/dealer to:

▪       get information about the investor’s financial situation, investment experience and investment goals;

▪       reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

▪       provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

▪       receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

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

You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov .

Small Business Issuer

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25,000,000 or more.  We are deemed to be a “small business issuer.”

Research and Development Expenses during Past Two Fiscal Years

During the fiscal year ended 2004 there were no research and development costs incurred by the Company.  During the fiscal year ended 2003, the Company spent approximately $2,445 for research and development associated with the Element 21 golf technology.  This amount does not include unallocated consulting fees paid to consultants.  We anticipate that research and development funds will be required with respect to our planned business operations of the development manufacture and sale of scandium alloy golf clubs.

To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs.  The Company expects to spend additional amounts on research and development during fiscal year 2005 from its limited resources to continue our golf product development prior to commencing efforts to raise additional capital and prior to commencing shaft production.

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

As of September 30, 2004, we have no employees.  Consultants Nataliya Hearn, PhD, who is our CEO and President, and David Sindalovsky, both of whom are based in Toronto, Canada, oversee the engineering, alloy supply and production.  Consultants Jim Morin, who is our Vice-President, Secretary and Treasurer, and Frank Gojny, a consultant, both of whom are based in California, oversee the development, testing and USGA compliance for the golf products, and consultants Bruce Reeves and Kevin McGuire (formerly officers of our Company operating through Robertson Financial Advisors LLC based in New Hampshire) and Randy Renken (operating through Profit Consultants, Inc.), oversee the accounting and public company compliance issues.  Mr. Peter A’costa was added in April 2004 as a key member to consult on the sales and marketing of the Company.  This consultant structure allows the Company to avoid having large fixed-cost marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

            Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies.  Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.  In this Form 10-KSB, forward-looking statements also include:

•       statements about our business plans;

•       statements about the potential for the development, regulatory approval and public acceptance of new services;

•       estimates of future financial performance;

•       predictions of national or international economic, political or market conditions;

•       statements regarding other factors that could affect our future operations or financial position; and

•       other statements that are not matters of historical fact.

            These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business” as well as in this Form 10-KSB generally.  Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions.  These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

These forward-looking statements speak only as of the date of this Form 10-KSB.  We believe it is in the best interest of our investors to use forward-looking statements in discussing future events.  However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, and also review the Quarterly Reports on Form 10-QSB to be filed by us in our 2005 fiscal year.

ITEM 2.          DESCRIPTION OF PROPERTY

We occupy space provided by Assuretec Systems under our consulting agreement with Dr. Reeves and his affiliate R T Robertson Consultants, Inc.  There is no specific allocation as to rental costs.  AssureTec entered into a three-year lease of a building in June 2002 that has been renewed for an additional three year term in June 2004.  The lease calls for monthly payments of $3,544.  This area, containing approximately 6,000 square feet of finished office, is shared with our subsidiary Assuretec Holdings, Inc., AssureTec Systems, Inc., and several other affiliates of Dr. Reeves.

ITEM 3.          LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, our property is not the subject to a pending legal proceeding and to the knowledge of our management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

Further, to the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 17, 2003 the Company changed its name from BRL Holdings, Inc. to Element 21 Golf Company and increased the authorized number of shares of common stock from 50,000,000 to 100,000,000 shares.  This action was approved by shares by written consent of the majority of the shareholders.  There have been no other matters brought before the stockholders since that date.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)        Market Information

There has never been any established trading market for our shares of common stock and there is no assurance that a trading market will develop.  Our common stock is presently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) of the National Association of Securities Dealers under the symbol “EGLF” as reflected below.  No assurance can be given that any market for our common stock will develop in the future or be maintained.  If an established trading market ever develops in the future, the sale of our common stock pursuant to Rule 144 of the Securities and Exchange Commission, or otherwise, by members of our management or others may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during each of the thirteen quarters through the period ended September 30, 2004, is shown below.  Prices have not been adjusted to reflect the October 2002 stock dividend, and are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

	High	Low
Fiscal Year Ended June 30, 2003
First Quarter..................................................	$0.17	$0.15
Second Quarter............................................	$0.30	$0.05
Third Quarter................................................	$0.15	$0.03
Fourth Quarter..............................................	$0.15	$0.03
Fiscal Year Ended June 30, 2004
First Quarter..................................................	$0.31	$0.04
Second Quarter............................................	$0.16	$0.09
Third Quarter................................................	$0.26	$0.12
Fourth Quarter..............................................	$0.16	$0.08
Fiscal Year Ended June 30, 2005
First Quarter	$0.11	$0.07

Holders

The number of record holders of our common stock as of September 30, 2004 was approximately 1,300; this number does not include an undetermined number of stockholders whose shares are held in brokerage accounts or by other nominee holders.

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

We also resolved to effect, by exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) or by registration under the Securities Act, a spin-off of our interests in Assuretec Holdings, Inc. to our shareholders of record as of October 4, 2002 (excluding shareholders who received shares of the Company’s common stock in connection with the Acquisition of Element 21).  The Company currently is preparing the documentation necessary to implement this distribution.

All holders of shares and options issued or exchanged under the Element 21 Acquisition waived any right to the spun-off shares of Assuretec Holdings, Inc.

Recent Sales of Unregistered Securities

            In October 2003, the Company issued an aggregate of 12,287,082 shares of common stock in consideration for consulants in consideration for services rendered between December 2002 and September 2003 valued at $559,825.

            In May 2004, the Company issued an aggregate of 20,460,010 shares of common stock to consultants in exchange for liabilities owed in the amount of $1,841,401.

These issuances were made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))*
	(a)	(b)	(c)
Equity compensation plans approved by security holders	57,200	5.90	n/a
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	57,200	n/a	n/a

* At June 30, 2004

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

Subject to raising the necessary additional funds, of which there can be no assurance, the Company initially intends to introduce our scandium shafted driver and similar metal headed woods built with our Element 21 shaft technology through the production and airing of a program of infomercials to the general public.  The use of infomercials has been successful for a number of new golf technology product roll-outs such as Taylor Made’s Burner Bubble fairway woods, Pure Spin Diamond Face Scoring Wedge, and Adams Golf Tight Lies clubs. Once the infomercial is launched and subject to the Company’s raising sufficient funds, of which there can be no assurance, the Company expects to commence a program to engage an experienced infomercial managing agent to oversee the production, media purchase and follow-up fulfillment services for packaging, shipment and account collection of the golf product activities. Golf industry infomercial experience suggests that this infomercial approach generates initial cash flows almost immediately and generates a slow but steady retail revenue component independent of the continuing infomercial media response.  The Company expects to continue to invest in this infomercial approach for at least one year after its initial product introduction followed by an increasing emphasis and support of the retail product introduction.  There can be no assurance that this product introduction strategy will be successful.  At the present time, the Company does not have sufficient cash or binding cash commitments to implement its business plan; however, management believes that it will be able to raise additional funding to pursue the Company’s business plan.  There is no assurance that the Company will be able to raise these funds.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsidiaries

Effective as of December 31, 2000, we reduced our ownership interest in Biorelease Technologies, Inc. (“BTI”) from 92.5% to 15.9% through the transfer of 76.6% of the shares we owned in BTI from the Company to an affiliate of Dr Reeves in exchange for Dr. Reeves’ indemnifying us from the liabilities of BTI.  During the fiscal years ended June 30, 2002 and 2001, BTI’s operations were minimal, as outlined in Note 1 to our Consolidated Financial Statements.  The value of the investment in BTI was reduced to $0 in fiscal year 2003.  In fiscal 2004 the Company’s investment in BTI was transferred to an affiliate company owned by Dr. Reeves and his family for an indemnity against any and all liabilities of BTI.

In July 2001, we formed Advanced Conductor Technologies, Inc. (“ACT”) and I-JAM Entertainment, Inc. (“I-JAM”) as wholly owned subsidiaries.  These entities were formed in anticipation of two specific identified merger and acquisition transactions that were never consummated.  These entities currently have no material operations, no sources of revenue, and no business, all of which is described in Note 1 to our Consolidated Financial Statements.  The balance sheet value of I-Jam was reduced to $0 and ACT is carried at a nominal par value in the 2003 and 2004 financial statements.   In June 2002, we formed Assuretec Holdings, Inc. (formerly Tech Ventures, Inc. or “Assuretec”) at which time we transferred substantially all of our assets, subject to certain liabilities, to Assuretec, in exchange for both 100% of its outstanding common stock and its assumption of substantially all of our liabilities.  Tech Ventures has had no operations or revenues independent of its investments in, AssureTec, ACT and I-JAM, also as outlined in Note 1 to our Consolidated Financial Statements.

On December 11, 2003, Assuretec filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form 10-SB to become a publicly reporting company.  The SEC has responded to that filing with certain legal and accounting comments to which Assuretec has not yet responded.  Pursuant to SEC regulations, upon the filing of the registration statement, Assuretec was required to begin filings regular reports with the SEC within 60 days of the initial filing.

At June 30, 2004 and 2003, our ownership interest in AssureTec was 26.5% and 34.2%, respectively.  AssureTec and its wholly owned subsidiary “Systems” is a development stage company that has proprietary technologies in authenticating documents used for identification and to prevent fraud and terrorism.  It has incurred research and development and general and administrative expenses, but has limited revenues at this time. The management of AssureTec is currently seeking to raise capital sufficient to fund its operations during its development stage; it has not yet commenced its principal operations, has limited working capital; and no current sources of revenue, also as outlined in Note 1 to our Consolidated Financial Statements.   As discussed elsewhere in this Annual Report (see Item 5(b) above), the Company intends to distribute the shares it owns in Assuretec Holdings, Inc. to the shareholders of the Company who owned shares on October 4, 2002.

Fiscal 2004 Compared to Fiscal 2003

As further discussed in Note 1 to our Consolidated Financial Statements, during the two years ended June 30, 2004 and 2003: (i) we consolidated BTI’s operations through December 31, 2000, and accounted for it on an equity basis thereafter; (ii) we consolidated AssureTec’s operations from the date of its acquisition, November 9, 2001, through March 31, 2002 (the date of the change of our ownership in AssureTec from a majority interest to a minority interest), and accounted for it on an equity basis thereafter; and (iii) we consolidated Element 21 Golf Company’s operations from September 19, 2002 through June 30, 2003 and accounted for it on an equity basis thereafter.

During fiscal 2004, we had no revenues and no gross profits.  General and administrative expenses for the year were $2,226,294 primarily comprised of consulting, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity.  Net loss for fiscal year ended June 30, 2004 was $2,229,011 as compared with a net loss of $1,096,720 for year ended June 30, 2003.   The increase in the net loss between 2004 and 2003 was attributed to an increase in consulting and other professional fees.

During fiscal 2003, we had no revenues and no gross profits.  General and administrative expenses for the year were $1,010,189, primarily arising from consulting, legal and accounting expenses related to the acquisition of Element 21.  Research and development expenses of $2,445 were incurred in connection with the purchase of the Element 21 technology.  The loss from investments of $294,103 resulted from the equity basis treatment of the investments in certain of our subsidiaries.  Other income of $210,017 occurred as a result of the Element 21 Acquisition and covered related consulting, legal and operating expenses associated with the Element 21 Acquisition under the terms of the Acquisition agreement.  Net loss for fiscal year ended June 30, 2003 was $1,096,720.

Liquidity and Capital Resources

From our inception and as of the date of this Annual Report, our primary source of funds has been the proceeds from private offerings of our common stock and the common stock of our subsidiaries and advances from affiliates of Dr. Reeves and other consultants.  The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.  The failure to achieve these plans will have a material adverse effect on our Company’s financial position, results of operations and ability to continue as a going concern.  As noted in our auditor’s report dated December 16, 2004, there is substantial doubt about our Company’s ability to continue as a going concern.

New Accounting Pronouncements

In January 2003, the FASB issued FASB interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities.  FIN 46 requires identification of the Company’s participation in variable interest entities (“VIE’s”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis.  For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential to its expected losses or stands to gain from a majority of its expected returns.  The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIE’s created before February 1, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”.  SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21.  The adoption of SAB No. 104 did not have a material impact on the Company’s results of operations or financial position.

Critical Accounting Policies and Estimates

The use of the following accounting policies, each of which are further discussed in Note 1 of our Consolidated Financial Statements, had a significant effect on our Company’s Consolidated Financial Statements.

Our Company’s investment in Element 21 was accounted for on the consolidated basis from September 19, 2002 through June 30, 2004.  Pursuant to FASB’s issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the investment was impaired utilizing the equity method of accounting and is deemed to have no value.

Our Company’s investment in AssureTec was accounted for on the consolidated basis through March 31, 2002, and on the equity method of accounting thereafter.

Our Company’s Consolidated Financial Statements have been prepared on the basis we will continue as a going concern.

The following estimates used in the preparation of our Company’s Consolidated Financial Statements had a significant effect on those statements.

Our Company has established a reserve against our deferred tax asset reducing the carrying value to $0 at June 30, 2004 and 2003.

ITEM 7.                      FINANCIAL STATEMENTS

            The Consolidated Financial Statements and schedules that constitute Item 7 are attached at the end of Annual Report on Form 10-KSB.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A   CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004.  Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

During the first quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B        OTHER INFORMATION

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

Name	Age	Position with the Company	Date of Election or Designation
Nataliya Hearn, Ph.D.	37	President, CEO and Director	October 4, 2002
Jim Morin	55	Secretary, Treasurer, CFO and Director	October 4, 2002
Gerald Enloe	56	Director	October 4, 2002

Term of Office

The term of office of the current directors shall continue until the annual meeting of our stockholders, which is scheduled in accordance with the direction of the Board of Directors.  The annual meeting of our Board of Directors immediately follows the annual meeting of our stockholders, at which officers for the coming year are elected.

Business Experience

Nataliya Hearn, Ph.D., P. Eng., is a Canadian citizen with a Ph.D. in Civil Engineering from Cambridge University and is a registered professional engineer.  Dr. Hearn serves as President and CEO of the Company.  Since 1999, Dr. Hearn has been an Associate Professor at the University of Windsor and since 1994 has been an Adjunct Professor at the University of Toronto.  Dr. Hearn is currently a Director of Magnesium Alloy Corporation, Director of New Product Development and Marketing at Link-Pipe Inc., and Director of R&D at Materials Service Life LLC.  Dr. Hearn has considerable experience in technology transfer, evaluation, and government/industry grants.  Dr. Hearn’s managing experience involves:

•       evaluation, exploration and organization of Ukrainian gold deposits, by the Canadian geologists together with the Ukrzoloto and Ashurst teams;

•       management of teams for testing and evaluation of damaged concrete in construction defects litigation in the USA; and

•       management of concept development, implementation, financing and marketing of new products in trenchless technology repair business.

Jim Morin of Mission Viejo, California, serves as Executive Vice President of Product Development, Treasurer and Secretary of our Company.  He has been associated with the golf industry for the past 21 years.  Mr. Morin is an owner of, and since 1989 has been an officer of, Hyper Industries, a golf development and marketing company.  In his capacity with Hyper Industries, Mr. Morin has worked with Tommy Armour, Cleveland, Echelon, Calloway, Cobra, McHenry Metals Golf, Taylor Made, Lynx and other golf companies.  Mr. Morin has extensive experience in high performance golf alloys, design, testing and production of clubs and shafts that will be of particular value to us in our planned operations.

Gerald Enloe of Houston, Texas, serves as a Director and our Chairman of our Board.  Mr. Enloe has served as President and CEO of Houston Industrial Materials, Inc. since 1991.

Family Relationships

There are no family relationship among the Directors and executive officers named above.

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

Audit Committee

The Board of Directors serves as the Company’s audit committee.  Currently none of the Company’s directors qualifies as a “financial expert” pursuant to Item 401 of Regulation S-B.  The Company’s consultant, R. Bruce Reeves, does qualify as a financial expert and is available to the board as needed.

Compliance with Section 16(a) of the Exchange Act

The following reports on Forms 3, 4 or 5 were required to be filed by our directors, executive officers, and 10% or greater stockholders under the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on the following dates; and as indicated, were filed later than required by the applicable rules and regulations:

Name	Description of Form or Schedule	Required Filing Date	Filing Date	Number of Reportable Transactions
Nataliya Hearn, Ph.D.	3	10/14/02	11/04/02	n/a
	5	08/14/03	11/25/03	1
	5	08/14/04	*
Gerald Enloe	3	10/14/02	11/04/02	n/a
	5	08/14/03	11/25/03	1
	5	08/14/04	*
Jim Morin	5	08/14/03	11/25/03	1
	5	08/14/04	*

*          Management will use its best efforts to cause any forms listed above which are required to be filed and which have not yet been filed to be filed within 10 days from the date of the filing of this Annual Report.

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

ITEM 10.        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated (each person is referred to in this Item 10 as a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Long-Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Years of Periods Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards $	Option/ SAR’s #	LTIP Payouts $	All Other Compensation
Nataliya Hearn, Ph.D., President, CEO and Director (1)	06/30/04 06/30/03	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jim Morin, Treasurer, Secretary and Director (1)	06/30/04 06/30/03	0 0	0 0	0 0	0 0	0 0	0 0	0 0
R. Bruce Reeves, Ph.D., Past President, CEO and Director	06/30/04 06/30/03 06/30/02	0 0 0	0 0 0	0 0 0	(2)0 (3)0 (4)0	0 0 0	0 0 0	0 0 0
Kevin T. McGuire, Past Treasurer/ Secretary	06/30/04 06/30/03 06/30/02	0 0 0	0 0 0	0 0 0	(2)0 (3)0 (4)0	0 0 0	0 0 0	0 0 0

(1)           Nataliya Hearn and Jim Morin serve as executive officers for the Company without compensation.  Ms. Hearn and Mr. Morin began serving as executive officers for the Company on October 4, 2002.

(2)           In October 2003, R. Bruce Reeves, Past President, and Kevin T. McGuire, past Treasurer, were issued 4,193,300 and 332,500 shares of common stock for in consideration for their services.  These services were valued quarterly by the Board of Directors of the Company and awarded at the average market value for the periods in which they were earned.  The value of these services range from $.12 to $.15 per share.

(3)           R. Bruce Reeves, Past President, and Kevin T. McGuire, past Treasurer, are currently engaged as consultants to the Company.  In consideration for their services during fiscal 2003 they were awarded 2,701,500 and 370,000 shares respectively. Of these shares, 1,650,000 and 100,000 respectively were issued at a value of $.06 per share.  An additional 250,000 shares were issued to the Company’s legal counsel.

(4)           Our past President, R. Bruce Reeves, and past Treasurer/Secretary, Kevin T. McGuire, served our Company without salaried compensation.  Messrs. Reeves and McGuire resigned as executive officers on October 4, 2002.  As part of the AssureTec acquisition, they were granted options to purchase 450,000 and 50,000 shares, respectively, of our common stock.  These options were granted with an exercise price of $0.07 per share and were exercised in fiscal year 2002.

Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the years ended June 30, 2004, or 2003, or the period ending on the date of this Annual Report.  Further, except as indicated above, no member of our Company’s management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation Committee

The Company does not have any employees; and officers serve the Company without compensation.  When the Company determines that compensation for services will commence, a Compensation Committee will be nominated.  When the Committee on Compensation and Management Development (the “Compensation Committee”) convenes it will consist of non-employees, and independent members of our Board of Directors.

Compensation of Directors

There are no standard arrangements pursuant to which our Company’s directors are compensated for any services provided as director.  No additional amounts are payable to our Company’s directors for committee participation or special assignments.

There are no arrangements pursuant to which any of our Company’s directors was compensated during our Company’s last completed fiscal year or the previous year fiscal year for any service provided as a director.  In fiscal year 2002, former directors Richard Schubert and Richard Whitney were each granted options to acquire 20,000 shares of the Company’s common stock for a price per share of $0.16 in consideration of services rendered.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with our Company or our subsidiaries, or any change in control of our Company, or a change in the person’s responsibilities following a change in control of our Company.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial owners of more than 5% of the Company’s outstanding voting common stock as of June 30, 2004:

At June 30, 2004
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Common Stock Outstanding
Officers & Directors
Gerald Enloe, Director and Chairman PO Box 14391 Humble TX 77347	2,950,460	3.6%
Nataliya Hearn, Ph.D., President, CEO and Director 3173 Sandwich Street, 37 Windsor, Ontario H3A P7S Canada	4,900,000	5.9%
Jim Morin, Vice President, Secretary/Treasurer and Director 27672 Pasatiempo Drive Mission Viejo, CA 92692	-0-	0%
All Officers, Directors as a Group (3 Persons)	7,850,460(1)	9.5%
Beneficial owners of 5% or more of common stock	0	0
Total owned by Directors, Executive Officers and 5% or greater shareholders:	7,850,460	9.5%

(1)    Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.  Percentages are based upon 82,653,302 shares issued and outstanding and no options are exercisable for the above named persons, as of the date hereof.

Changes in Control

As described in Part 1, Item 1(a) above, effective October 4, 2002, the Company issued 42,472,420 shares of restricted common stock and options to acquire 6,432,000 shares of the Company’s common stock for 100% of the outstanding common stock of Element 21 Technologies, Inc.

Prior to the Closing of the Acquisition, excluding shares underlying options, none of which are exercisable prior to the Company filing an amended Certificate of Incorporation, which amendment has been approved by the Board of Directors and Shareholders of the Company, Dr. R. Bruce Reeves, our then President and CEO, including the shares owned by Sandra J. Reeves, his wife, beneficially owned 2,688,312 shares or 49.5% of our outstanding voting securities.  Immediately following the Acquisition, and also excluding shares underlying outstanding options, none of which are not deemed to be owned by our “affiliates,” Dr. Reeves controlled 9.4% of our outstanding voting securities at October 4, 2002.  Currently, he currently owns less than 5% of our outstanding voting securities.  Dr. Reeves was the founding director of Element 21, and was instrumental in its acquisition of the Element 21 golf technology.  For these services, he was issued 2,100,000 shares of restricted common stock of Element 21, and was granted options to acquire an additional 900,000 shares of common stock for aggregate consideration of $900, payable in cash or services.  All of these Element 21 shares and options were exchanged for like shares and options of our Company under the Element 21 Acquisition.  None of the options of Dr. Reeves could be exercised for a period of 120 days from the date of the Acquisition.  Dr. Reeves abstained from any voting on the Element 21 Acquisition.  Dr. Reeves is currently a consultant to our Company.

Also prior to our closing of the Acquisition, Richard F. Schubert, our Chairman, Richard Whitney, one of our directors, R. Bruce Reeves, our President and Kevin T. McGuire, our Secretary/Treasurer, respectively owned, 144,422 shares or approximately 2.6%; 131,564 shares or approximately 2.4%; 2,688,312 shares or approximately 49.5%; and 122,886 shares or approximately 2.3% of the Company’s issued and outstanding common stock.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

At June 30, 2002 the Company owned 100% of its subsidiary, AssureTec Holdings, Inc. or “Assuretec” and through Assuretec, owned 34.2% of Assuretec Systems, Inc. or “Systems”.  In July 2003 a director of Systems purchased 50 shares of preferred stock of Holdings for $50,000.  On March 31, 2004 Assuretec effected a one for thirty-one share split of its common stock,  On March 31, 2004 Assuretec acquired the remaining 65.8% of Systems stock by issuing 474,717 shares of Assuretec to the founders and other shareholders of Systems in a stock for stock exchange.    In May 2004 Assuretec issued 25.2 shares of Holdings convertible preferred A-2 stock for $67,000.  Assuretec  also issued 601 shares of convertible preferred A-2 stock to Dr. Reeves and other officers of Systems in exchange for $601,114 of services and/or advances to Systems.  The preferred stock is convertible into common stock.  The preferred stock has a preference on liquidation over the common stockholders of Holdings.  If the preferred stockholders exercise their rights to convert to common stock this liquidation preference shall not apply.  As of June 30, 2004 the Company owns 26.5% of Assuretecs’ common stock (17.0% based upon the conversion of the preferred stock into common stock and 12.1% on a fully diluted basis inclusive of stock option of 420,452).

Systems is a Delaware company that was originally a wholly owned subsidiary of the Company and is now a wholly owned subsidiary of Assuretec.  Dr. Reeves currently serves as President and sole director of Assuretec.  Dr. Reeves also serves at Chairman and CEO of  Systems and currently beneficially owns approximately 42.4% of Assuretec.  Dr. Reeves is under a three-year employment contract with Systems providing a salary of $162,000 for the year ending June 2004 which is currently being accrued until substantial profitability or capitalization occurs.

Except as disclosed above in the section “Changes of Control”, and as described above in this section, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest, except as follows:

ITEM 13.        EXHIBITS

Exhibit No.	Exhibit Description

2.1	Restated Element 21 Golf Agreement and Plan of Reorganization dated September 19, 2002(1)

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

(1)           Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed on November 6, 2002.

(2)           Incorporated by reference to the Company’s Registration  Statement on Form S-1, as amended,  file No. 33-43976 filed on November 14, 1991.

(3)           Previously filed as an Exhibit to the Company's Form 10-K for the year ended June 30, 1992 filed with the Commission on September 28, 1992, file No. 0-15260, and, by this reference, incorporated herein.

(4)           Incorporated by reference to the Company’s Form 8-K filed on November 20, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Lazar, Levine and Felix, the Company’s principal accountants (“LLF”) billed the Company $0 for the year ended June 30, 2004.  LLF was hired effective October 27, 2004.  Prior to that time, Stephen A. Diamond, Chartered Accountant (“Stephen A. Diamond”) served as the Company’s principal accountants and billed the Company $10,000 for the year ended June 30, 2003 for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10‑QSB and services normally provided by Stephen A. Diamond in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003.  These were the only services provided by Mr. Diamond for the Company.

Audit-Related Fees

For the years ended June 30, 2004 and June 30, 2003, LLF and Stephen A. Diamond did not provide the Company with any services for assurance and related services provided by LLF and Stephen A. Diamond, respectively, that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “—Audit Fees.”

Tax Fees

For the years ended June 30, 2004 and June 30, 2003, neither LLF nor Stephen A. Diamond billed the Company for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended June 30, 2004 and June 30, 2003, neither LLF nor Stephen A. Diamond billed the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Stephen A. Diamond.   All the services performed by Stephen A. Diamond described above were pre-approved by the Board of Directors.  Less than 50% of the hours expended on Stephen A. Diamond’s engagement to audit the Company’s financial statements for the fiscal years ended June 30, 2004 and 2003 were attributed to work performed by persons other than Stephen A. Diamond’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

ELEMENT 21 GOLF COMPANY

Date: December 20, 2004	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

ELEMENT 21 GOLF COMPANY

Date: December 20, 2004	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

ELEMENT 21 GOLF COMPANY

Date: December 20, 2004	By:	/s/ Gerald Enloe
Gerald Enloe
Director

ELEMENT 21 GOLF COMPANY

Date: December 20, 2004	By:	/s/ Jim Morin
Jim Morin
Secretary/Treasurer,
CFO and Director

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES

(A Development Stage Enterprise)

INDEX

Page

Independent Auditors’ Report – Current Auditor	F-2

Independent Auditors’ Report – Predecessor Auditor	F-3

Consolidated Balance Sheets as of June 30, 2004 and 2003	F-4

Consolidated Statements of Operations For The Years Ended June 30, 2004 and 2003 and the Cumulative Period During the Development Stage Period (September 17, 2002 to June 30, 2004)	F-5

Consolidated Statements of Shareholders’ Deficit For The Years Ended June 30, 2004 and 2003	F-6

Consolidated Statements of Cash Flows For The Years Ended June 30, 2004 2003 and the Cumulative Period During the Development Stage Period (September 17, 2002 to June 30, 2004)	F-7

Notes to Consolidated Financial Statements	F-9

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Element 21 Golf Company

Toronto, Canada

We have audited the accompanying consolidated balance sheet of Element 21 Golf Company and subsidiaries, a development stage enterprise, (the “Company”) as of June 30, 2004, the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended and the consolidated statements of operations and cash flows for the July 1, 2003 to June 30, 2004 period of the development stage.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Element 21 Golf Company and subsidiaries as of June 30, 2004 and the results of its operations and cash flows for the year then ended and, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(f), the Company’s recurring losses from operations and its dependency on future financing raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1(f).  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                                     ____________________________________________

LAZAR LEVINE & FELIX LLP

New York, New York

December 16, 2004

INDEPENDENT AUDITORS' REPORT – PREDECESSOR AUDITOR

To: The Board of Directors and Shareholders

Element 21 Golf Company (formerlyBRL Holdings, Inc.)

I have audited the accompanying consolidated balance sheet of Element 21 Golf Company (formerly BRL Holdings, Inc.) and subsidiaries as of June 30, 2003, the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the year ended June 30, 2003 and the consolidated statements of operations and cash flows for the September 17, 2002 to June 30, 2003 period of the development stage. These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Element 21 Golf Company (formerly BRL Holdings, Inc.) as of June 30, 2003 and the results of their consolidated operations and their cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, as of June 30, 2003, the Company has negative working capital of $812,059, an accumulated deficit of $9,134,539 and a total shareholders' deficit of $809,342 and for the year ended June 30, 2003 incurred a net loss of $1,096,720, all of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stephen A. Diamond

Chartered Accountant

Toronto,

Ontario, Canada

October 14, 2003

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 and 2003

	2004	2003
- ASSETS -
CURRENT ASSETS:
Cash	$ 2,794	$ 89
Receivable from shareholders	-	19,500
Prepaid expenses and other current assets	2,187	-
TOTAL CURRENT ASSETS	4,981	19,589

OTHER ASSETS:
Investments	-	2,717

TOTAL ASSETS	$ 4,981	$ 22,306

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES
Accounts payable	$ 96,745	$ 252,190
Loans payable	-	20,687
Accrued expenses	31,937	558,771
TOTAL CURRENT LIABILITIES	128,682	831,648

LONG-TERM LIABILITIES:
Loans payable - shareholders	27,818	-
Due to related parties	513,630	-
	541,448	-

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ DEFICIT
Preferred stock, $.10 par share value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized 82,653,312 and 49,906,220 shares issued and outstanding at June 30, 2004 and 2003, respectively	826,533	499,062
Additional paid-in capital	9,871,868	7,826,135
Deficit accumulated during the development stage	(3,261,401)	(1,032,390)
Accumulated deficit prior to development stage	(8,102,149)	(8,102,149)
	(665,149)	(809,342)

	$ 4,981	$ 22,306

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

AND THE DEVELOPMENT STAGE PERIOD (SEPTEMBER 17, 2002 TO JUNE 30, 2004)

	Year Ended June 30,		Development Stage Period (September 17, 2002 to June 30, 2004)
	2004	2003

REVENUES	$ -	$ -	$ -

COSTS AND EXPENSES
General and administrative	2,226,294	1,010,189	3,083,693
Research and development	-	2,445	2,445
TOTAL COSTS AND EXPENSES	2,226,294	1,012,634	3,086,138

LOSS FROM OPERATIONS	(2,226,294)	(1,012,634)	(3,086,138)

OTHER INCOME (EXPENSE):
Loss from investments	(2,717)	(294,103)	(385,280)
Other income	-	210,017	210,017

	(2,717)	(84,086)	(175,263)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,229,011)	(1,096,720)	(3,261,401)

Provision for income taxes	-	-	-

NET LOSS	$(2,229,011)	$ (1,096,720)	$ (3,261,401)

Basic and diluted weighted average shares	62,531,532	14,899,436	27,365,998

Basic and diluted loss per share	$ (0.04)	$ (0.07)	$ (0.12

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	Shares	Common Stock	Additional Paid-In Capital	Development Stage Accumulated Deficit	Accumulated Deficit Prior To Development Stage	Total Shareholders’ Equity (Deficit)
Balance, June 30, 2002	5,433,800	$ 54,338	$ 7,956,081	$ (8,042,722)	$ -	$ (32,303)
Issuance of common stock to acquire stock of subsidiary	42,472,420	424,724	(212,362)	-	-	212,362
Issuance of common stock for services	2,000,000	20,000	(18,800)	-	-	1,200
Net effect of subsidiary transaction (Note 1)	-	-	101,216	-	4,903	106,119
Accumulated deficit prior to development stage	-	-	-	8,107,052	(8,107,052)	-
Net loss	-	-	-	(1,096,720)	-	(1,096,720)
Balance, June 30, 2003	49,906,220	499,062	7,826,135	(1,032,390)	(8,102,149)	(809,342)

Stock issued in lieu of compensation	2,000,000	20,000	38,808	-	-	58,808
Issuance of common stock in settlement of liabilities	102,165	1,022	19,412	-	-	20,434
Issuance of common stock for services	30,644,927	306,449	1,987,513	-	-	2,293,962
Net loss	-	-	-	(2,229,011)	-	(2,229,011)
Balance, June 30, 2004	82,653,312	$ 826,533	$ 9,871,868	$(3,261,401)	$(8,102,149)	$ (665,149)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

AND THE DEVELOPMENT STAGE PERIOD (SEPTEMBER 17, 2002 TO JUNE 30, 2004)

	2004	2003	Inception (September 17, 2002) to June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,229,011)	$ (1,096,720)	$ (3,261,401)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on investment	2,717	-	-
Net effect of subsidiary transactions	-	106,119	192,384
Compensatory stock	2,373,204	1,200	2,374,404
Common stock issued in acquisition of subsidiary	-	212,362	212,362
Changes in:
Prepaid expenses and other current assets	(2,187)	1,050	2,712
Receivable from shareholders	19,500	(19,500)	(113,204)
Accounts payable	(155,445)	243,376	51,662
Accrued expenses	(526,834)	553,771	25,437
Net cash provided by (used in) operating activities	(518,056)	1,658	(515,644)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment	-	(2,717)	(2,717)
Net cash used in investing activities	-	(2,717)	(2,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	513,630	-	513,630
Loans proceeds from shareholders	7,131	-	7,131
Net cash provided from financing activities	520,761	-	520,761

NET INCREASE (DECREASE) IN CASH	2,705	(1,059)	2,400

CASH, BEGINNING OF YEAR	89	1,148	394

CASH, END OF YEAR	$ 2,794	$ 89	$ 2,794

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Taxes paid	-	-	-

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  1  -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)        Reporting Entity:

In September of 2002,  BRL Holdings, Inc. (“BRL”) acquired Element 21 Technologies, Inc. (“Technologies”) under an Amended and Restated Agreement (the “Agreement”) wherein BRL issued 42,472,420 shares of its common stock to shareholders of Technologies and assumed Technologies’ obligations under option agreements allowing for the purchase of 6,432,000 additional shares of common stock.  Technologies was a development stage company formed to design, develop and market scandium alloy golf clubs.  This acquisition was accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Technologies assumed control immediately following the acquisition.

Immediately following the closing of the Technologies acquisition BRL declared: 1) a 2 for 1 split of its common stock effected in the form of a dividend and 2) a dividend of 100% of its ownership of TVI (now named AssureTec Holdings, Inc. “AssureTec” and Advanced Conductor Technologies, Inc. (“ACT”) which collectively represented substantially all of BRL’s assets prior to its acquisition of Technologies (the “Spin-Off”) and the officers and directors immediately prior to the acquisition resigned.  The shareholders who received common stock in connection with the Technologies acquisition have received the stock dividend, but have waived their rights to receive distributions associated with the planned Spin-Off.  The Spin-Off will only occur after compliance with Securities and Exchange Commission regulations.

As of the consummation of these transactions and events, the reporting entity will consist of the operations of Technologies and its wholly owned subsidiaries.   In October 2003, BRL Holdings, Inc. changed its name to Element 21 Golf Company and the Company’s wholly owned subsidiary, Element 21 Golf Company changed its name to Element 21 Technologies, Inc.

(b)     Organization and Basis of Presentation:

The Company has investments in several entities all of which are discussed below.  Prior to the Company’s investment in Element 21 Technologies, Inc. (“Technologies”), the Company had no operations and revenues independent of these investments.  In November 2001, following the Company’s acquisition of 100% of AssureTec Systems, Inc. (“AssureTec”), the Company began reporting as a development stage enterprise.  The Company terminated this reporting basis effective April 2002 upon the divestiture of a majority interest in AssureTec.  Upon the closing of the Element 21 acquisition, the Company resumed reporting as a development stage enterprise effective September 17, 2002.

In May 2001, the Company declared a reverse split of the then outstanding common stock of the Company on a one-for-12.5 basis.  This split was reflected retroactively in the financial statements.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  1  -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(b)     Organization and Basis of Presentation (Continued):

In July of 2001 the Company formed Advanced Conductor Technologies, Inc (“ACT”) and I-JAM Entertainment, Inc. (I-JAM) as wholly owned subsidiaries.  These entities were formed in anticipation of certain merger and acquisition transactions, which were never consummated.  These entities currently have no operating business and no sources of revenue.

In November 2001, the Company issued 6,354,000 shares of its common stock under an Acquisition Agreement (the “Acquisition”) with AssureTec wherein the Company received 100% of AssureTec’s common stock.  Effective April 1, 2002 the Company repurchased 5,704,000 shares of its common stock issued in connection with the Acquisition from founding shareholders of AssureTec in exchange for a like number of AssureTec common stock held by the Company.  As a result of these transactions and the issuance of additional shares of AssureTec to employees on the exercise of stock options, the Company’s ownership fell to 34.2 % of AssureTec as of June 30, 2002.

Beginning April 1, 2002, the Company adopted the equity method of accounting for its investment in AssureTec.  The equity method was adopted in recognition of the reduction of its ownership interest below 50%.  Upon adopting the equity method of accounting, the Company recorded an adjustment to additional paid-in-capital, in fiscal year 2002, in the amount of $131,807 representing the excess of the losses of AssureTec recorded prior to adopting this method over the Company’s net unamortized cost of its investments.  The Company recorded approximately $618,000 in 2003 of losses associated with its investment in AssureTec and its interest in AssureTec’s operations subsequent to the Company’s acquisition.  This amount would not have been significantly different had the acquisition of AssureTec occurred at the beginning of fiscal 2002.  As of June 2004, other investors, including shareholders of AssureTec Systems, Inc owned 73.5% of AssureTEc and the Company’s 26.5% investment had been written down to zero as a result of losses incurred by AssureTec.

In June 2002, the Company formed Tech Ventures, Inc., (“TVI”, now named AssureTec Holdings, Inc. “AssureTec”) to which it transferred substantially all of the Company’s assets in exchange for the assumption by AssureTec of substantially all of the Company’s liabilities and an indemnity in favor of the Company.  The Company’s financial statements included those of AssureTec on a consolidated basis.

In October of 2002, the Company declared a 2 for 1 stock split in the form of a stock dividend.  This has been reflected retroactively in the accompanying financial statements and accordingly all share and per share amounts have been restated.

In 2003, the Company recorded an adjustment in additional paid in capital in the amount of $106,119 representing the excess of the losses of ACT, I-Jam, AssureTec Holdings and Element 21 Technologies, Inc. prior to adopting the equity method of accounting.  This adjustment is reflected as “Net effect of subsidiary transaction” in the accompanying Statement of Changes in Shareholders Deficit.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  1  -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(c)     Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries (Element 21 Technologies, Inc. and Advanced Conductor Technologies, Inc.).  All significant inter-company accounts and transactions have been eliminated.

(d)     Equity Method Accounting:

The Company uses the equity method of accounting for all unconsolidated subsidiaries when management determines it has the ability to exercise significant influence over the subsidiary.  Accordingly, the recognition of net losses is discontinued when the net losses exceed the Company’s investment and funding commitment to that subsidiary.  Net income from an unconsolidated subsidiary will be recognized after the subsidiary’s net income exceeds the Company’s investment and funding commitment in that subsidiary.

(e)     Use of Estimates:

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

(f)     Future Operations/Going Concern:

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed earlier, the Company is in the development stage, has no business operations of its own and has no sources of revenue.  Its investment in its subsidiaries is not expected to produce a significant amount of cash or revenue.  Further, as of June 30, 2004, the Company has negative working capital of $123,701, an accumulated deficit of $11,363,550 ($3,261,401 realized during the development stage period from September 17, 2002 to June 30, 2004), a total shareholders’ deficit of $665,149 and for the year ended June 30, 2004 incurred a net loss of $2,229,011, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

Managements’ plans for the Company include securing a merger or acquisition, raising additional capital and other strategies designed to optimize shareholder value.  Those plans are described below, however, no assurance can be made that management will be successful in fulfilling all components of its plan.  The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  1  -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(g)     Stock-Based Compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.  SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation.  The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".  Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force (“EITF”) Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

The Company does not maintain a formal incentive compensation plan covering its employees, directors and independent contractors.  Options to purchase the Company’s common stock vest at varying intervals, but in general, typically vest over two to four year periods.  An option’s maximum term is ten years.  See Note 3 for additional information regarding the Company’s stock options.

The following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB No. 25, deduct the total fair value expense under SFAS No. 123 and shows the reported and pro forma earnings per share amounts:

	Year Ended June 30,
	2004	2003
Net loss, as reported	$(2,229,011)	$ (1,096,720)
Add back: stock-based compensation costs included in the determination of net loss, as reported	58,808	-
Less: Stock-based compensation had all options been recorded at fair at fair value	-	-

Adjusted net loss	$(2,170,203)	$ (1,096,720)

Weighted average shares outstanding, basic and diluted	62,531,532	14,899,436

Net loss per share, basic and diluted, as reported	$ (0.04)	$ (0.07)

Adjusted net loss per share, basic and diluted	$ (0.04)	$ (0.07)

Basic and diluted losses per share of common stock are the same for 2004 and 2003 since there are no potentially dilutive stock options at June 30, 2004 or June 30, 2003.

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  1  -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(h)     Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, short-term receivables and payables. The carrying value of all instruments approximates their fair value.

(i)      Revenue recognition:

The Company will recognize revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.  Revenues from product sales will be recognized when title passes to customers, which is when goods are shipped.

(j)      Net Loss Per Common Stock:

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilutive.

(k)     Income Taxes:

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

(l)      New Accounting Pronouncements:

In January 2003, the FASB issued FASB interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities.  FIN 46 requires identification of the Company’s participation in variable interest entities (“VIE’s”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis.  For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential to its expected losses or stands to gain from a majority of its expected returns.  The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIE’s created before February 1, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  1  -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(l)      New Accounting Pronouncements (Continued):

In April 2003, the FASB issued SFAS No 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”.  SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21.  The adoption of SAB No. 104 did not have a material impact on the Company’s results of operations or financial position.

NOTE  2  -   RELATED PARTY TRANSACTIONS:

Since April of 1996, the Company has engaged R T Robertson Consultants, Inc. (“Robertson”) and Robertson Advisors, LLC (‘Advisors”), consulting firms controlled by family members of Dr. R. Bruce Reeves, to perform the executive duties of the Company without specific compensation.  Mr. Reeves was a member of the Board of Directors, President, and Chief Executive Officer of the Company until October 4, 2002.  In this capacity and as an employee of the consulting firm, Dr. Reeves manages ongoing business activities of the Company.  During the fiscal year ended June 30, 2004, Robertson and/or Advisors charged $75,000 in administrative management oversight plus $3,044 in billable expenses to the Company and its subsidiaries.  During the fiscal year ended June 30, 2003, Robertson charged $135,000 in administrative management oversight plus $9,449 in billable expenses to the Company and its subsidiaries.  At June 30, 2004 $117,468 was owed to Robertson and $15,025 was owed to Advisors.

Dr. Reeves, his affiliates and the Officers and Directors of the Company owned approximately 85% of Element 21 Golf Company and approximately 48.5% of AssureTec Holdings (see Note 1) immediately prior to their acquisition by the Company. At June 30, 2004, Dr, Reeves, his affiliates and Officers and Directors of the Company owned approximately 9.5% of the Company’s outstanding common stock and 59.5% of Holdings.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  3  -   EQUITY:

As of June 30, 2002 there were two stock option plans in effect; the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan).  The Directors' Plan allows for the grant of options to purchase up to 250,000 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant.  Options granted under this Plan vest immediately and expire 10 years from the date of grant.

The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 1,000,000 shares, at an exercise price equal to the stock’s market price at the date of grant.  The Board sets vesting and expiration dates.

During fiscal 2002, the Company’s then President and a consultant who serves as the Company’s Treasurer were granted options to purchase up to 450,000 and 50,000 shares of common stock, respectively at an exercise price of $.07.  In March 2002 these options were exercised.

A summary of the Company’s stock option plans as of June 30, 2004 and 2003 and changes during the year are presented below:

Options Granted to
	Director Plan		Option Plan		Service Providers
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding June 30, 2002	65,200	5.90	-	-	125,600	4.32
Options expired June 30, 2003	(8,000)				(94,800)	4.32
Options outstanding June 30, 2003	57,200	5.90	-		30,800	4.32
Option expired June 30, 2004					(30,800)
Options outstanding June 30, 2004	57,200	$ 5.90	-	$ -	-	$ -

As of June 30, 2004, all outstanding options are currently exercisable. The range of exercise prices is $.17 to $37.50..  The weighted average remaining contractual life of options outstanding under the director plan and those granted to service providers was 4.3 years and 0.0 years respectively at June 30, 2004 and 2003.  The holders of these options also have rights to receive options of AssureTec Holdings, after considering AssureTec Holdings March 31, 2004 reverse one for 31 split.

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  3  -   EQUITY (Continued):

The weighted average fair value of the options granted during the years ended June 30, 2004 and 2003 is presented below:

	2004	2003
Director Plan	N/A	$0.17
Option Plan	N/A	$0.06
Options granted to service providers	N/A	N/A

During fiscal 2003, the Company, under the terms of the Agreement (see Note 1), became obligated to issue 6,432,000 shares of common stock, at no value, upon the exercise of a like number of options.  Also during 2003, the Company authorized the issuance of 5,963,167 shares of common stock for services rendered by consultants to the Company during 2003 at prices ranging from $.06 to $.10 per share.  Consulting expenses, pursuant to these shares, in the aggregate of $486,396 were charged to operations in 2003.  In June 2003, 2,000,000 of these shares were issued at an average exercise price of .0006 per share.

During fiscal 2004, the Company issued 32,747,092 shares of common stock for consulting and legal services and in settlement of liabilities.  The value recorded was based on the market price at the time of issuance and aggregated $2,373,204.

NOTE  4  -   INCOME TAXES:

The Company has not filed federal or state tax returns for any of the tax years subsequent to December 31, 1993.  Management intends to cure this deficiency as soon as possible and expects there will be no federal tax liability for these delinquent years.  The net current and long-term deferred taxes consisted of the following components as of June 30:

2004 Tax Effect

		Asset		Liability
Item	Total	Current	Long-Term	Current	Long-Term
Book to tax adjustment	$ 76,889	$ -	$ -	$ 76,889	$ -
Net operating loss deduction	812,101	-	812,101	-	-
	888,990	-	812,101	76,889	-
Valuation allowance	(888,990)	-	(812,101)	(76,889)	-
	$ -	$ -	$ -	$ -	$ -

2003 Tax Effect

		Asset		Liability
Item	Total	Current	Long-Term	Current	Long-Term
Book to tax adjustment	$ 100,837	$ -	$ -	$ 100,837	$ -
Net operating loss deduction	711,264	-	711,264	-	-
	812,101	-	711,264	100,837	-
Valuation allowance	(812,101)	-	(711,264)	(100,837)	-
	$ -	$ -	$ -	$ -	$ -

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004 AND 2003

NOTE  4  -   INCOME TAXES: (Continued):

Changes in the valuation allowance were as follows:

Balance June 30, 2002	$ 546,008
Net increase	266,093
Balance June 30, 2003	812,101
Net increase	76,889
Balance June 20,2004	$ 888,990

A valuation allowance equivalent to 100% of the deferred tax asset has been established since it is more probable than not that the Company will not be able to recognize a tax benefit for the asset.  The net operating losses expire at various dates through 2024.

NOTE  5  -   COMMITMENTS:

The Company has had no leased premises since 1997.  Through June 30, 2002 the Company was provided office space by R T Robertson Consultants, a related party, without charge.  Effective July 1, 2002, the Company began utilizing space provided by related parties.  Such related parties charge the Company an aggregate monthly fee of $2,975, for space and other administrative services.

NOTE  6  -   SUBSEQUENT EVENTS:

The Company intends to spin-off its interest in Holdings and ACT by way of a share exchange agreement to shareholders of the Company.

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

1.         Assuretec Holdings, Inc., a Delaware corporation

2.         Advanced Conductor Technologies, a Delaware corporation.

3.         Element 21 Technologies, Inc.

32

EXHIBIT 31

CERTIFICATIONS

I, Nataliya Hearn, Ph.D., President and Chief Executive Officer of Element 21 Golf Company (the “Registrant”), certify that:

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

4.         The Registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)         designed such internal control over financial reporting, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally acceptable accounting principles;

c)         evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)         disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.         The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function);

a)         all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial data; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: December 20, 2004	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

33

I, Jim Morin, Secretary/Treasurer and Chief Financial Officer of Element 21 Golf Company (the “Registrant”), certify that:

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

4.         The Registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)         designed such internal control over financial reporting, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally acceptable accounting principles;

c)         evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)         disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.         The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function);

a)         all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial data; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: December 20, 2004	By:	/s/ Jim Morin
Jim Morin
Secretary/Treasurer,
CFO and Director

34

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Element 21 Golf Company (the “Registrant”) on Form 10-KSB for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, we, Nataliya Hearn, Ph.D., President and Chief Executive Officer, and Jim Morin, Secretary/Treasurer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

(1)        The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: December 20, 2004	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

Date: December 20, 2004	By:	/s/ Jim Morin
Jim Morin
Secretary/Treasurer,
CFO and Director

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

35