Form 10QSB
period 2004-12-29
ELEMENT 21 GOLF CO
filed 2004-12-30
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Former name, former address and formal fiscal year if changed since last report

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 86,653,302 shares of common stock, par value $.01 per share as of September 30, 2004.

_________________________________________________________________

Transitional Small Business Disclosure Format (Check One) Yes  ☐  No  ☒

	Element 21 Golf Company

	INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1	Consolidated Condensed Financial Statements:

	Balance sheets as of September 30, 2004 (unaudited) and June 30, 2004.........	3

	Statements of Operations for the Three Months Ended September 30, 2004
	and 2003 and the Cumulative Period During the Development Stage
	Period (September 17, 2002 to September 30, 2004) (unaudited)...................	4

	Statements of Cash Flows for the Three Months Ended September 30, 2004
	and 2003 and the Cumulative Period During the Development Stage
	Period (September 17, 2002 to September 30, 2004) (unaudited)...................	5

	Notes to Unaudited Financial Statements......................................................	6

Item 2	Management's Discussion and Analysis or Plan of Operation.........................	9

Item 3	Controls and Procedures..............................................................................	13

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings.....................................................................................	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.......................	14

Item 3	Defaults upon Senior Securities...................................................................	14

Item 4	Submission of Matters to a Vote of Security Holders....................................	14

Item 5	Other Information......................................................................................	14

Item 6	Exhibits.....................................................................................................	14

SIGNATURES

EXHIBITS

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2004	June 30, 2004
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$ 6,633	$ 2,794
Prepaid expenses and other current assets	2,187	2,187
TOTAL CURRENT ASSETS	8,820	4,981

FIXED ASSETS – net of accumulated depreciation of $76	2,981	-

TOTAL ASSETS	$ 11,801	$ 4,981

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES
Accounts payable	$ 178,766	$ 96,745
Accrued expenses	33,179	31,937
TOTAL CURRENT LIABILITIES	211,945	128,682

LONG-TERM LIABILITIES:
Loans payable – shareholders	73,348	27,818
Due to related parties	529,575	513,630
	602,923	541,448

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $.10 par share value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized 86,653,312 and 82,653,312 shares issued and outstanding at September 30 and June 30, 2004, respectively	866,533	826,533
Additional paid-in capital	10,119,868	9,871,868
Deficit accumulated during the development stage	(3,687,319)	(3,261,401)
Accumulated deficit prior to development stage	(8,102,149)	(8,102,149)
	(803,067)	(665,149)

	$ 11,801	$ 4,981

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Development Stage Period (September 17, 2003 to September 30, 2004)
	2004	2003

REVENUES	$ -	$ -	$ -

COSTS AND EXPENSES
General and administrative	425,918	155,009	3,509,611
Research and development	-	-	2,445
TOTAL COSTS AND EXPENSES	425,918	155,009	3,512,056

LOSS FROM OPERATIONS	(425,918)	(155,009)	(3,512,056)

OTHER INCOME (EXPENSE):
Gain on settlement of liabilities	-	361,962	-
Loss from investments	-	-	(385,280)
Other income	-	-	210,017

	-	361,962	(175,263)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(425,918)	206,953	(3,687,319)

Provision for income taxes	-	-	-

NET (LOSS) INCOME	$ (425,918)	$ 206,953	$ (3,687,319)

Basic and diluted weighted average shares	83,971,983	48,906,220	26,513,498

Basic and diluted (loss) income per share	$ (0.01)	$ 0.00	$ (0.14)

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Development Stage Period (September 17, 2002 to September 30, 2004)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (425,918)	$ 206,953	$ (3,687,319)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	76	-	76
Net effect of subsidiary transactions	-	-	192,384
Compensatory stock	288,000	-	2,662,404
Common stock issued in acquisition of subsidiary	-	-	212,362
Deferred offering costs	-	(241,474)	-
Changes in:
Prepaid expenses and other current assets	-	-	2,712
Receivable from shareholders	-	-	(113,204)
Accounts payable	82,021	23,142	133,683
Accrued expenses	1,242	12,608	26,679
Net cash provided by (used in) operating activities	(54,579)	1,229	(570,223)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,057)	-	(3,057)
Investment	-	-	(2,717)
Net cash used in investing activities	(3,057)	-	(5,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	15,945	-	529,575
Loans proceeds from shareholders	45,530	-	52,661
Net cash provided from financing activities	61,475	-	582,236

NET INCREASE IN CASH	3,839	1,229	6,239

CASH, BEGINNING OF YEAR	2,794	89	394

CASH, END OF YEAR	$ 6,633	$ 1,318	$ 6,633

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Taxes paid	-	-	-

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE 1          NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and subsidiaries (a development stage enterprise) (the “Company” and or “Element 21”) design, develop and expect to market Scandium alloy golf products.  The first products manufactured using Company’s proprietary technology have been recently produced and management expects that these products will be test-marketed for distribution to wholesalers and retail markets.

Element 21 was incorporated under the laws of the state of Delaware on June 26, 1986 and, until October 2003, was doing business under the name BRL Holdings, Inc.  The Company owns 100% of Element 21 Technologies, Inc. (“Technologies”), a development stage company that holds the license to use the proprietary Scandium alloy technology, 34.2% of AssureTec Holdings Inc. (”AssureTec” Formerly Tech Ventures, Inc.), which includes the ownership of 100% of both Advanced Conductor Technologies, Inc. (“ACT”) and IJAM Enterprises, Inc., neither of which have had operations.

Immediately following the closing of the Technologies acquisition, the Company declared: 1) a 2 for 1 split of its common stock effected in the form of a dividend and 2) a dividend of 100% of its ownership of AssureTec and ACT, which collectively represented substantially all of the Company’s assets prior to the acquisition of Technologies (the “Spin Off”) and the officers and directors immediately prior to the acquisition resigned.  The shareholders who received common stock in connection with the Technologies acquisition have received the stock dividend, but waived their rights to receive distributions associated with the planned Spin Off.  The Spin Off will only occur after compliance with Securities and Exchange Commission (“SEC”) regulations.  In connection with the planned Spin-Off, AssureTec filed a registration statement on  Form 10-SB with the SEC in December 2003 to become a reporting company.  Commencing with the quarter ending December 31, 2003, AssureTec began filing quarterly reports with the SEC on Forms 10-QSB.  On March 31, 2004 AssureTec completed a common stock and common stock equivalent share exchange with individual stockholders of AssureTec Systems (the “Share Exchange”) wherein AssureTec acquired the remaining 65.8% ownership of AssureTec Systems, resulting in Element 21’s ownership percentage dropping to the current 26.5%.

Element 21 is considered to be a development stage enterprise because it has not generated revenues.  The Company is subject to a number of risks similar to those of other companies in the early stage of development.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate financing necessary to fund future operations.  Recently, certain consultants who are also stockholders of the Company, advanced funds to allow the Company to acquire aluminum Scandium alloy concentrate from Russia and to acquire critical lateral forging equipment made in the US, both of which were shipped to South Korea to enable the production of Scandium alloy golf shafts.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(NOTE 1 CONTINUED).  The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended June 30, 2004.  In the opinion of management, all significant adjustments that are normal, recurring in nature and necessary for a fair presentation of the financial position, cash flows and results of the operations of the Company, have been consistently recorded.  The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year ending June 30, 2005.

NOTE 2          FUTURE OPERATIONS/GOING CONCERN:

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

Key financial ratios are as follows:

	September 30, 2004	June 30, 2004

Negative working capital	$ 203,125	$ 123,781
Accumulated deficit during the development stage	3,687,319	3,261,401
Net loss	425,918	2,229,011

As shown in the accompanying financial statements, during the three months ended September 30, 2004 the Company incurred net losses of $425,918 and for the three months ended September 30, 2003 realized net income of $206,953.  Cash utilized by operations during the three months ended September 30, 2004 was $54,579 and cumulative loss from September 17, 2002  to September 30, 2004 (the development state period) was $3,687,319.

These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the Element 21 Technologies golf development business, the Company has depended on advances and consulting services from consultants engaged by the Company.  Absent these continuing advances and services, the Company could not continue with the development and marketing of its golf products.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(NOTE 2 CONTINUED). Management’s plans for the Company include implementation of the plan to sell the Company’s products into wholesale and retail golf sales channels, raising additional capital and other strategies designed to optimize shareholder values.  However, no assurance can be made that management will be successful in fulfilling all elements of its plan.  The failure to achieve this plan will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

During fiscal 2004 the Company issued 32,644,927 shares of its common stock to consultants for services rendered by them and recorded an expense of $2,352,770.  For the three months ended September 30, 2004 the Company issued 4,000,000 shares of its common stock to two consultants and recorded an expense of $288,000.

NOTE 3          EQUIPMENT:

During the first quarter ended September 30, 2004, certain consultants and stockholders acquired, for the benefit of the Company, furniture and equipment on behalf of the Company in the amount of $3,057.  This equipment value has been reflected at cost.

NOTE 4          RELATED PARTY ADVANCES:

During the first quarter ended September 30, 2004, certain stockholders of the Company advanced to the Company a total of $43,545.  These advances are recorded as an increase in related party liabilities.

NOTE 5          NET LOSS PER SHARE:

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

For the three months ended September 30, 2004 and 2003, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share.

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Information

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies.  Forward-looking statements often include the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or similar expressions.  In this Form 10-QSB, forward-looking statements also include:

·        statements about our business plans;

·        statements about the potential for the development, regulatory approval and public acceptance of new services;

·        estimates of future financial performance;

·        predictions of national or international economic, political or market conditions;

·        statements regarding other factors that could affect our future operations or financial position; and

·        other statements that are not matters of historical fact.

These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” as  well as in this Form 10-QSB  generally.  Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions.  These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

These forward looking statements speak only as of the date of this Form 10-QSB.  We believe it is in the best interest of our investors to use forward-looking statements in discussing future events.  However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may materially affect actual results, whether as a result of new information, future events or otherwise.  You should carefully review the risk factors described in this Form 10-QSB and also review the other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

Results of Operations

The following discussion includes the business of Element 21 Golf Company (the “Company” or “Element 21”) and its wholly-owned subsidiaries.  The Company currently has no operations.  Where relevant, all numbers retroactively take into account the operations of both Element 21 and Element 21 Technologies, Inc. (“Technologies”). The Company has announced its plans to spin off Assure Tec Holdings, Inc. (“AssureTec”) as an independent company, but the spin-off will only occur after compliance with SEC regulations.

Three Months Ended September 30, 2004 and 2003

For the three months ended September 30, 2004 the Company, had no revenue and incurred general and administrative expenses of $425,918 yielding a net loss of $425,918, as compared with the three months ended September 30, 2003 in which the Company had no revenues and general and administrative expenses of $155,009, with gain on settlements of liabilities of $361,962 resulting in  net income of $206,953 for the three months ended September 30, 2003.  General and administrative costs for both three-month periods consisted primarily of consulting costs and legal and accounting fees.

The Development Stage Period – September 17, 2002 to September 30, 2004

During the development stage period (September 17, 2002 to September 30, 2004), the Company, had revenues of $0, cost of goods sold of $0, purchased technology costs of $2,445, incurred administrative costs of $3,509,611, including stock-based compensation of $2,662,404, and realized loss from investments of $385,280 and other income of $210,017, yielding an accumulated net loss of $3,687,319.

Financial Condition, Liquidity and Capital Resources

The Company has a negative working capital.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At September 30, 2004, we had a working capital deficiency of $203,125.  Our continuation as a going concern will require that we raise significant additional capital.

Absent continued issuance of common stock for services by these consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft product line or market golf products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance such capital will be raised on terms acceptable to the Company and if this capital is raised, it, may cause significant dilution to the Company’s stockholders.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance the development and expansion of its business.  The Company’s future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors.  Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

Management believes that inflation has not had a material effect on its operations for the periods presented.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $11,789,468 as of September 30, 2004, of which $3,687,319 represents development stage losses and the remainder of $8,102,149 represents accumulated losses prior to the merger with Technologies.  For the three months ended September 30, 2004, our net loss was $425,918.  We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses.  These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We Will Need Additional Financing In Order to Continue Our Operations Which We May Not Be Able to Raise.

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

We Have No Employees and Our Success Is Dependent On Our Ability to Retain And Attract Consultants to Operate Our Business and There Is No Assurance That We Can Do So.

As of September 30, 2004, we have no employees.  Consultants Nataliya Hearn, PhD, who is also our CEO and President, and David Sindalovsky, both of whom are based in Toronto, Canada, oversee the Company’s engineering, alloy supply and production.  Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and United States Golf Association compliance for golf products, and consultants Bruce Reeves and Kevin McGuire (formerly officers of the Company operating through entities based in New Hampshire) and Randy Renken (operating through Profit Consultants, Inc.) oversee our accounting and public company compliance issues.  Mr. Peter A’costa was added in April 2004 as a key member to consult on the sales and marketing of the Company.  Our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel and consultants.  There is significant competition for such personnel in our industry.  There can be no assurance that we will continue to be successful in attracting and retaining the consultants and/or personnel we require to develop new and enhanced technologies and to grow and operate profitably.

Our Performance Depends On Market Acceptance Of Our Products and We Cannot Be Sure That Our Products Are Commercially Viable.

We expect to derive a substantial portion of our future revenues from the sales of Scandium alloy golf shafts that are only now entering the initial marketing phase.  Although we believe our products and technologies will be commercially viable, these are new and untested products.  If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We Depend On Strategic Marketing Relationships and If We Fail to Maintain or Establish Them, Our Business Plan May Not Succeed.

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

Competition From Traditional Golf Equipment Providers May Increase And We May Not Be Able to Adequately Compete.

The market for golf shafts is highly competitive.  There are number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and also have greater name recognition and market presence.  These competitors could reduce their prices and thereby decrease the demand for our products and technologies.  These competitors may lower their prices to compete with us.  We expect competition to intensify in the future, which could also result in price reductions, fewer customer and lower gross margins.

Rapidly Changing Technology And Substantial Competition May Adversely Affect Our Business.

Our business is subject to rapid changes in technology.  We can provide no assurances that research and development by competitors will not render our technology obsolete or uncompetitive.  We compete with a number of companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than we do.  We can provide no assurances that we will be successful in marketing our existing products and developing and marketing new products in such a manner as to be effective against our competition.  If our technology is rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

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

Our Common Stock Could Be Delisted From Trading On the OTC Bulletin Board

Pursuant to a notice from The Nasdaq Stock Market, Inc. stating the intent to delist our common stock from trading on the OTC Bulletin Board, we requested a hearing to request that our common stock continue to be traded on the OTC Bulletin Board.  The reason for the delisting notice was the fact that we were delinquent in filing our Form 10-KSB for the fiscal year ended June 30, 2004 with the Securities and Exchange Commission (the “SEC”).  The hearing was held December 16, 2004, and as of the date of this Form 10-QSB report, the hearing panel had not rendered its decision.  On or about December 20, 2004, we filed our Form 10-KSB with the SEC, and upon the filing of this report on Form 10-QSB, we are now current with our SEC filings.  Nevertheless, it is still possible that our common stock could be delisted from the OTC Bulletin Board and we would be required to have a new application filed and accepted before our stock could trade again on the OTC Bulletin Board.

Our Common Stock Is Classified As Penny Stock and Is Extremely Illiquid, So Iinvestors May Not Be Able To Sell As Much Stock As They Want At Prevailing Market Prices.

Our common stock is classified as penny stock.  Penny stocks generally are equity securities with a price of less than $5.00 and trade on the over-the-counter market.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered in this registration statement.  In addition, the “penny stock” rules adopted by the SEC under the Securities Exchange Act of 1934 subject the sale of the shares of the common stock to regulations which impose sales practice requirements on broker-dealers, causing many broker-dealers to not trade penny stocks or to only offer the stocks to sophisticated investors that meet specified net worth or net income criteria identified by the SEC.  These regulations contribute to the lack of liquidity of penny stocks.  A more detailed description of the penny stock rules is included in this prospectus under.  If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

ITEM 3           CONTROLS AND PROCEDURES:

(a) Evaluation of disclosure controls and procedures.  Management, including our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end the period covered by this quarterly report.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1             LEGAL PROCEEDINGS

None

Item 2             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004  the Company issued 4,000,000 shares of its common stock to two consultants for services valued at $288,000.  These issuances were made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

Item 3             DEFAULT UPON SENIOR SECURITIES

None

Item 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5             OTHER INFORMATION

None

Item 6             EXHIBITS

Exhibit No.                                Exhibit Description

31.1                                          Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2                                          Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1                                          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

December 29, 2004                               By:  /s/ Nataliya Hearn

                                                            -------------------------

                                                            Nataliya Hearn, Ph.D.

                                                            President and Director

December 29, 2004                               By:  /s/ Jim Morin

                                                            --------------------------

                                                            Secretary, Treasurer,

                                                            CFO and Director

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nataliya Hearn, President and Director of Element 21 Golf Company (the "Registrant"), certify that:

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

Date: December 29, 2004                                                                                                     By:  /s/ Nataliya Hearn

-------------------

President and Director

Exhibit 31.2

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

Date: December 29, 2004                                                                                                     By:  /s/ Jim Morin

-------------------

Secretary/Treasurer,

CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 8 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Element 21 Golf Company (formerly BRL Holdings, Inc.) (the "Registrant") on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, we, Nataliya Hearn, Ph.D., President and Chief Executive Officer, and Jim Morin, Secretary/Treasurer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: December 29, 2004                                                                                     By:  /s/ Nataliya Hearn, Ph.D.

--------------------------

President and Director

Date: December 29, 2004                                                                                     By:  /s/ Jim Morin

----------------------

Secretary/Treasurer,

CFO and Director

