Form 10QSB
period 2004-12-31
ELEMENT 21 GOLF CO
filed 2005-02-22
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

264 Queens Quay W. #303, Toronto, Ontario, Canada, M5J 2L4

(Address of principal Executive offices Zip Code)

800-710-2021
Issuer's telephone number, including area code

Former name, former address and formal fiscal year if changed since last report

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 86,653,312 shares of common stock, par value $.01 per share as of December 31, 2004.

Transitional Small Business Disclosure Format (Check One) Yes  ☐    No  ☒

Element 21 Golf Company

INDEX

		Page Number
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Condensed Financial Statements

	Balance sheets as of December 31, 2004 (unaudited) and June 30, 2004	3

	Statements of Operations for the Three and Six Months Ended December 31, 2004 and 2003 and the Cumulative Period During the Development Stage Period (September 17, 2002 to December 31, 2004) (unaudited).	4

	Statements of Cash Flows for the Six Months Ended December 31, 2004 and 2003 and the Cumulative Period During the Development Stage Period (September 17, 2002 to December 31, 2004) (unaudited)	5

	Notes to Unaudited Financial Statements	6

Item 2	Management's Discussion and Analysis or Plan of Operation	9

Item 3	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

SIGNATURES		15

EXHIBITS		16

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2004	June 30, 2004
	(Unaudited)
- ASSETS -	$	$
CURRENT ASSETS:
Cash	1,426	2,794
Prepaid expenses and other current assets	8,960	2,187
TOTAL CURRENT ASSETS	10,386	4,981

FIXED ASSETS – net of accumulated depreciation of $152	2,905	-

TOTAL ASSETS	13,291	4,981

- LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES
Accounts payable	297,767	96,745
Accrued expenses	35,679	31,937
TOTAL CURRENT LIABILITIES	333,446	128,682

LONG-TERM LIABILITIES:
Loans payable – shareholders	91,267	27,818
Due to related parties	466,418	513,630
	557,685	541,448

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.10 par share value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized 86,653,312 and 82,653,312 shares issued and outstanding at December 31 and June 30, 2004, respectively	866,533	826,533
Additional paid-in capital	10,119,868	9,871,868
Deficit accumulated during the development stage	(3,762,092)	(3,261,401)
Accumulated deficit prior to development stage	(8,102,149)	(8,102,149)
	(877,840)	(665,149)

	13,291	4,981

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31		Development Stage Period (September 17, 2002 to December 31, 2004)
	2004	2003	2004	2003
	$	$	$	$	$

REVENUES	-	-	-	-	-

COSTS AND EXPENSES
General and administrative	74,773	338,894	500,691	493,858	3,584,384
Research and development	-	-	-	-	2,445
TOTAL COSTS AND EXPENSES	74,773	338,894	500,691	493,858	3,586,829

LOSS FROM OPERATIONS	(74,773)	(338,894)	(500,691)	(493,858)	(3,586,829)

OTHER INCOME (EXPENSE):
Gain on settlement of liabilities	-	-	-	361,962	-
Loss from investments	-	-	-	-	(385,280)
Other income	-	-	-	-	210,017
	-	-	-	361,962	(175,263)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(74,773)	(338,894)	(500,691)	(131,896)	(3,762,092)

Provision for income taxes	-	-	-	-	-

NET (LOSS)	(74,773)	(338,894)	(500,691)	(131,896)	(3,762,092)

Basic and diluted weighted average shares	86,653,312	62,193,302	85,319,979	56,049,761	26,513,498

Basic and diluted (loss) per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.00)	$ (0.14)

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31		Development Stage Period (September 17, 2002 to December 31, 2004)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:	$	$	$

Net (loss)	(500,691)	(131,896)	(3,762,092)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	152	0	152
Net effect of subsidiary transactions	0	0	192,384
Compensatory stock	288,000	498,720	2,662,404
Common stock issued in acquisition of subsidiary	0	0	212,362
Changes in:
Prepaid expenses and other current assets	(6,773)	(166,613)	(4,061)
Receivable from shareholders	0	0	(113,204)
Accounts payable	153,810	58,445	205,472
Accrued expenses	3,742	(258,584)	29,179
Net cash provided by (used in) operating activities	(61,760)	72	(577,404)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,057)	0	(3,057)
Investment	0	0	(2,717)
Net cash used in investing activities	(3,057)	0	(5,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	0	0	513,630
Loan proceeds from shareholders	63,449	0	70,580
Net cash provided from financing activities	63,449	0	584,210

NET INCREASE (DECREASE) IN CASH	(1,368)	72	1,032

CASH, BEGINNING OF YEAR	2,794	89	394

CASH, END OF YEAR	1,426	161	1,426

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ -	$ -	$ -
Taxes paid	-	-	-

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

NOTE 1          NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and subsidiaries (a development stage enterprise) (the "Company" and or "Element 21") design, develop and expect to market Scandium alloy golf products.  The first products manufactured using the Company's proprietary technology have been recently produced and management expects that these products will be distributed to wholesalers and retail markets during 3rd and 4th quarters.

Element 21 was incorporated under the laws of the state of Delaware on June 26, 1986 and, until October 2003, was doing business under the name BRL Holdings, Inc.  The Company owns 100% of Element 21 Technologies, Inc. ("Technologies"), a development stage company that holds the license to use the proprietary Scandium alloy technology for golf products, 34.2% of AssureTec Holdings Inc. ("AssureTec" Formerly Tech Ventures, Inc.), which includes the ownership of 100% of both Advanced Conductor Technologies, Inc. ("ACT") and IJAM Enterprises, Inc., neither of which have had operations.

Immediately following the closing of the Technologies acquisition, the Company declared: 1) a 2 for 1 split of its common stock effected in the form of a dividend and 2) a dividend of 100% of its ownership of AssureTec and ACT, which collectively represented substantially all of the Company's assets prior to the acquisition of Technologies (the "Spin Off") and the officers and directors immediately prior to the acquisition resigned.  The shareholders who received common stock in connection with the Technologies acquisition have received the stock dividend, but waived their rights to receive distributions associated with the planned Spin Off.  The Spin Off will only occur after compliance with Securities and Exchange Commission ("SEC") regulations.

In connection with the planned Spin-Off, AssureTec filed a registration statement on  Form 10-SB with the SEC in December 2003 to become a reporting company.  Commencing with the quarter ending December 31, 2003, AssureTec began filing quarterly reports with the SEC on Forms 10-QSB.  On March 31, 2004 AssureTec completed a common stock and common stock equivalent share exchange with individual stockholders of AssureTec Systems (the "Share Exchange") wherein AssureTec acquired the remaining 65.8% ownership of AssureTec Systems, resulting in Element 21's ownership percentage dropping to the current 26.5%.

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

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

NOTE 2          FUTURE OPERATIONS/GOING CONCERN:

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established revenues on any consistent basis.  Even with the expected generation of revenues from the sale of golf shafts now being produced, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial ratios are as follows:

	December 31, 2004	June 30, 2004
	$	$
Negative working capital	323,060	123,701
Accumulated deficit during the development stage	3,762,092	3,261,401
Net loss	500,691	2,229,011

As shown in the accompanying financial statements, during the three and six months ended December 31, 2004 the Company incurred net losses of $74,773 and $500,691, respectively, and for the three and six months ended December 31, 2003 realized net losses of $338,894 and $131,896, respectively.  Cash utilized by operations during the six months ended December 31, 2004 was $61,760 and the cumulative loss from September 17, 2002  to December 31, 2004 (the development stage period) was $3,762,092.

These factors, among others, raise significant doubt about the Company's ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the Element 21 Technologies golf development business, the Company has depended on advances and consulting services from consultants engaged by the Company.  Absent these continuing advances and services, the Company could not continue with the development and marketing of its golf products.

Management's plans for the Company include implementation of the plan to sell the Company's products into wholesale and retail golf sales channels, raising additional capital and other strategies designed to optimize shareholder values.  However, no assurance can be made that management will be successful in fulfilling all elements of its plan.  The failure to achieve this plan will have a material adverse effect on the Company's financial position, results of operations and ability to continue as a going concern.

During fiscal 2004 the Company issued 32,644,927 shares of its common stock to consultants for services rendered by them and recorded an expense of $2,352,770.  For the six months ended December 31, 2004 the Company issued 4,000,000 shares of its common stock to two consultants and recorded an expense of $288,000.

ELEMENT 21 GOLF COMPANY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

NOTE 3          EQUIPMENT:

During the first quarter ended September 30, 2004, certain consultants and stockholders acquired, for the benefit of the Company, furniture and equipment on behalf of the Company in the amount of $3,057.  This equipment value was recorded at cost and is being depreciated over its estimated useful life.

NOTE 4          RELATED PARTY ADVANCES:

During the six month period ended December 31, 2004, certain stockholders of the Company advanced to the Company a total of $63,449.  These advances are recorded as an increase in shareholders' loans

NOTE 5          NET LOSS PER SHARE:

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

For the three and six months ended December 31, 2004 and 2003, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Information

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies.  Forward-looking statements often include the words "believe", "expect", "anticipate", "intend", "plan", "estimate" or similar expressions.  In this Form 10-QSB, forward-looking statements also include:

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

These statements may be found under "Management's Discussion and Analysis or Plan of Operation" as well as in this Form 10-QSB generally. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions.  These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

These forward looking statements speak only as of the date of this Form 10-QSB.  We believe it is in the best interest of our investors to use forward-looking statements in discussing future events.  However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may materially affect actual results, whether as a result of new information, future events or otherwise.  You should carefully review the risk factors described in this Form 10-QSB and also review the other documents we file from time to time with the Securities and Exchange Commission ("SEC").

Results of Operations

The following discussion includes the business of Element 21 Golf Company (the "Company" or "Element 21") and its wholly-owned subsidiaries.  The Company currently has no operations.  Where relevant, all numbers retroactively take into account the operations of both Element 21 and Element 21 Technologies, Inc. ("Technologies"). The Company has announced its plans to spin off Assure Tec Holdings, Inc. ("AssureTec") as an independent company, but the spin-off will only occur after compliance with SEC regulations.

Three Months Ended December 31, 2004 and 2003

For the three months ended December 31, 2004 the Company, had no revenue and incurred general and administrative expenses of $74,773 yielding a net loss of $74,773, as compared with the three months ended December 31, 2003 in which the Company had no revenues and general and administrative expenses of $338,894, resulting in a net loss also of $338,894.  The primary reason for the lower amount of G & A expenses during the three months ending December 31, 2004 is that there were no consulting fees paid during that period.

Six Months Ended December 31, 2004 and 2003

For the six months ended December 31, 2004 the Company, had no revenue and incurred general and administrative expenses of $500,691 yielding a net loss of $500,691, as compared with the six months ended December 31, 2003 in which the Company had no revenues and general and administrative expenses of $493,858, with gain on settlements of liabilities of $361,962 resulting in a net loss of $131,896 for the six months ended December 31, 2003.  General and administrative costs for both three-month periods consisted primarily of consulting costs and legal and accounting fees.

The Development Stage Period – September 17, 2002 to December 31, 2004

During the development stage period (September 17, 2002 to December 31, 2004), the Company, had revenues of $0, cost of goods sold of $0, purchased technology costs of $2,445, administrative costs of $3,584,384, including stock-based compensation of $2,662,404, and realized loss from investments of $385,280 and other income of $210,017, yielding an accumulated net loss of $3,762,092.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At December 31, 2004, we had a working capital deficiency of $323,060.  Our continuation as a going concern will require that we raise significant additional capital.

Absent continued issuance of common stock for services by these consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft product line or market golf products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance such capital will be raised on terms acceptable to the Company and if this capital is raised, it, may cause significant dilution to the Company's stockholders.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance the development and expansion of its business.  The Company's future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors.  Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

Management believes that inflation has not had a material effect on its operations for the periods presented.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $11,864,211 as of December 31, 2004, of which $3,762,092 represents development stage losses and the remainder of $8,102,149 represents accumulated losses prior to the merger with Technologies.  For the six months ended December 31, 2004, our net loss was $500,691.  We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses.  These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of December 31, 2004, we have no employees.  Consultants Nataliya Hearn, PhD, who is also our CEO and President, and David Sindalovsky, both of whom are based in Toronto, Canada, oversee the Company's engineering, alloy supply and production.  Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and United States Golf Association compliance for golf products, and consultants Bruce Reeves and Kevin McGuire (formerly officers of the Company operating through entities based in New Hampshire) and Randy Renken (operating through Profit Consultants, Inc.) oversee our accounting and public company compliance issues.

The Duran Group was added in December 2004 to consult on the sales and marketing of the Company.  Our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel and consultants.  There is significant competition for such personnel in our industry.  There can be no assurance that we will continue to be successful in attracting and retaining the consultants and/or personnel we require to develop new and enhanced technologies and to grow and operate profitably.

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

Competition From Traditional Golf Equipment Providers May Increase And We May Not Be Able to Adequately Compete.

The market for golf shafts is highly competitive.  There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and also have greater name recognition and market presence.  These competitors could reduce their prices and thereby decrease the demand for our products and technologies.  These competitors may lower their prices to compete with us.  We expect competition to intensify in the future, which could also result in price reductions, fewer customer and lower gross margins.

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

Litigation Concerning Intellectual Property Could Adversely Affect Our Business.

We rely on a combination of trade secrets, trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our trademarks, license, proprietary technology and know-how.  However, we can provide no assurance that competitors will not infringe upon our rights in our intellectual property or that competitors will not similarly make claims against us for infringement.  If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

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

Our Common Stock Could Be Delisted From Trading On the OTC Bulletin Board

Pursuant to a notice from The Nasdaq Stock Market, Inc. stating the intent to delist our common stock from trading on the OTC Bulletin Board, we requested a hearing to request that our common stock continue to be traded on the OTC Bulletin Board.  The reason for the delisting notice was the fact that we were delinquent in filing our Form 10-KSB for the fiscal year ended June 30, 2004 with the Securities and Exchange Commission (the "SEC").  The hearing was held December 16, 2004, and as of the date of this Form 10-QSB report, the hearing panel had not rendered its decision.  On or about December 20, 2004, we filed our Form 10-KSB with the SEC, and upon the filing of this report on Form 10-QSB, we are now current with our SEC filings.  Nevertheless, it is still possible that our common stock could be delisted from the OTC Bulletin Board and we would be required to have a new application filed and accepted before our stock could trade again on the OTC Bulletin Board.

Our Common Stock Is Classified As Penny Stock and Is Extremely Illiquid, So Iinvestors May Not Be Able To Sell As Much Stock As They Want At Prevailing Market Prices.

Our common stock is classified as penny stock.  Penny stocks generally are equity securities with a price of less than $5.00 and trade on the over-the-counter market.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered in this registration statement.  In addition, the "penny stock" rules adopted by the SEC under the Securities Exchange Act of 1934 subject the sale of the shares of the common stock to regulations which impose sales practice requirements on broker-dealers, causing many broker-dealers to not trade penny stocks or to only offer the stocks to sophisticated investors that meet specified net worth or net income criteria identified by the SEC.  These regulations contribute to the lack of liquidity of penny stocks.  A more detailed description of the penny stock rules is included in this prospectus under.  If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

ITEM 3          CONTROLS AND PROCEDURES:

(a) Evaluation of disclosure controls and procedures.  Management, including our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

none

Item 3          DEFAULT UPON SENIOR SECURITIES

None

Item 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5          OTHER INFORMATION

None

Item 6          EXHIBITS

Exhibit No	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

February 21, 2005	By: /s/ Nataliya Hearn

Nataliya Hearn, Ph.D.
President and Director

February 21, 2005	By: /s/ Jim Morin

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

Date: February 21, 2005	By: /s/ Nataliya Hearn
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

Date: February 21, 2005	By: /s/ Jim Morin
Secretary/Treasurer, CFO and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 8 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Element 21 Golf Company (formerly BRL Holdings, Inc.) (the "Registrant") on Form 10-QSB for the quarter ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, we, Nataliya Hearn, Ph.D., President and Chief Executive Officer, and Jim Morin, Secretary/Treasurer and Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

(1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: February 21, 2005	By: /s/ Nataliya Hearn, Ph.D.
President and Director

Date: February 21, 2005	By: /s/ Jim Morin
Secretary/Treasurer, CFO and Director

