Form 10QSB
period 2005-03-31
ELEMENT 21 GOLF CO
filed 2005-05-20
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR

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

207 Queens Quay W. #455, Toronto, Ontario, Canada, M5J 2A7
(Address of principal Executive offices Zip Code)

800-710-2021
Issuer's telephone number, including area code

Former name, former address and formal fiscal year if changed since last report

264 Queens Quay W. #303, Toronto , Ontario , Canada , M5J 2L4

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 86,653,312 shares of common stock, par value $.01 per share as of March 31, 2005.

Transitional Small Business Disclosure Format (Check One) Yes ☐  No ☒

Element 21 Golf Company

INDEX
		Page Number
PART I.	FINANCIAL INFORMATION
Item 1	Consolidated Condensed Financial Statements:
	Balance sheets as of March 31, 2005 (unaudited) and June 30, 2004	3
	Statements of Operations for the Three and Nine Months Ended March 31, 2005 and 2004 and the Cumulative Period During the Development Stage Period (September 17, 2002 to March 31, 2005) (unaudited)	4
	Statements of Cash Flows for the Nine Months Ended March 31, 2005 and 2004 and the Cumulative Period During the Development Stage Period (September 17, 2002 to March 31, 2005) (unaudited)	5
	Notes to Unaudited Financial Statements	6
Item 2	Management's Discussion and Analysis or Plan of Operation	9
Item 3	Controls and Procedures	12

PART II	OTHER INFORMATION	13
Item 1	Legal Proceedings	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	13
Item 6	Exhibits	13

SIGNATURES		14
EXHIBITS		15

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2005	June 30, 2004
	(Unaudited)	(Audited)
	$	$

ASSETS

CURRENT ASSETS
Cash and cash equivalents	1,250	2,794
Accounts receivable	3,148	--
Inventory	187,879	--
Prepaid expenses	--	2,187
TOTAL CURRENT ASSETS	192,277	4,981
Fixed assets, net of accumulated depreciation of $1,152	12,041	--
	204,318	4,981

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	481,011	96,745
Accrued expenses	35,679	31,937
TOTAL CURRENT LIABILITIES	516,690	128,682

LONG-TERM LIABILITIES
Loans payable - shareholders	141,040	27,818
Due to other related parties	569,954	513,630
	710,994	541,448
TOTAL LIABILITIES	1,227,684	670,130

SHAREHOLDERS' DEFICIT
Preferred stock, $.10 par share value, authorized 5,000,000 shares, no shares issued and outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized 86,653,312 and 82,653,312 shares issued and outstanding at March 31 2005 and June 30, 2004, respectively	866,533	826,533
Additional paid-in capital	10,119,868	9,871,868
Deficit accumulated during the development stage	(3,907,618)	(3,261,401)
Accumulated deficit prior to development stage	(8,102,149)	(8,102,149)
	(1,023,366)	(665,149)
	204,318	4,981

See accompanying notes.

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31		Development Stage Period - - September 17, 2002 to March 31
	2005	2004	2005	2004	2005
	$	$	$	$	$

Sales	16,835	--	16,835	--	16,835

Cost of sales	11,810	--	11,810	--	11,810

Gross profit	5,025	--	5,025	--	5,025

Expenses
General, administrative and selling	150,551	180,977	651,242	674,964	3,734,935
Research and development	--	--	--	--	2,445
	150,551	180,977	651,242	674,964	3,737,380

Loss from operations	(145,526)	(180,977)	(646,217)	(674,964)	(3,732,355)

Other income(expense)
Gain on settlement of liabilities	--	--	--	361,962	--
Loss from investments	--	--	--	--	(385,280)
Other income	--	--	--	--	210,017
-		--	--	361,962	(175,263)

Loss before provision for income taxes	(145,526)	(180,977)	(646,217)	(313,002)	(3,907,618)

Provision for income taxes	--	--	--		--

Loss for the period	(145,526)	(180,977)	(646,217)	(313,002)	(3,907,618)

Basic and diluted weighted average number of shares outstanding	86,653,312	62,193,302	85,748,203	58,097,608	61,579,644

Basic and diluted (loss) per share	(0.00)	(0.00)	(0.01)	(0.01)	(0.15)

See accompanying notes.

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31		Development Stage Period (September 17, 2002-March 31, 2005)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$	$	$
Net (loss)	(646,217)	(313,002)	(3,907,618)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1,152	--	1,152
Net effect of subsidiary transactions	--	14,983	192,384
Compensatory stock	288,000	613,135	2,672,201
Common stock issued in acquisition of subsidiary	--	20,433	212,362
Changes in:
Prepaid expenses and other current assets	2,187	(120,000)	(4,899)
Inventories	(187,879)	(125,000)	(187,878)
Receivable from shareholders	--	--	(113,204)
Other receivables	(3,148)	(114,407)	(3,148)
Accounts payable	384,266	103,204	435,928
Accrued expenses	3,742	(195,209)	29,179
Net cash (used in) operating activities	(157,897)	(115,863)	(673,541)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(13,193)	(267,000)	(13,193)
Investment	--	(7,909)	(2,717)
Net cash used in investing activities	(13,193)	(274,909)	(15,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	56,324	--	569,954
Loan proceeds from shareholders	113,222	392,000	120,353
Net cash provided from financing activities	169,546	392,000	690,307

NET INCREASE (DECREASE) IN CASH	(1,544)	1,228	856

Cash, beginning of year	2,794	89	394

CASH, END OF YEAR	$1,250	$1,317	$1,250

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$--	$--	$--
Taxes paid	--	--	--

See accompanying notes.

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1          NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and subsidiaries (a development stage enterprise) (the “Company” and or “Element 21”) design, develop and expect to market Scandium alloy golf products.  The first products manufactured using the Company’s proprietary technology have been recently produced and these products commenced distribution to wholesalers and retail markets during the third quarter.

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

In connection with the planned Spin-Off, AssureTec filed a registration statement on  Form 10-SB with the SEC in December 2003 to become a reporting company.  Commencing with the quarter ending December 31, 2003, AssureTec began filing quarterly reports with the SEC on Forms 10-QSB.  On March 31, 2004, AssureTec completed a common stock and common stock equivalent share exchange with individual stockholders of AssureTec Systems (the “Share Exchange”) wherein AssureTec acquired the remaining 65.8% ownership of AssureTec Systems, resulting in Element 21’s ownership percentage dropping to the current 26.5%.

Element 21 is considered to be a development stage enterprise because it has not generated revenues until this current quarter, and such revenues are insignificant.  The Company is subject to a number of risks similar to those of other companies in the early stage of development.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate financing necessary to fund future operations.  Recently, certain consultants who are also stockholders of the Company, advanced funds to allow the Company to acquire aluminum Scandium alloy concentrate from Russia and to acquire critical lateral forging equipment made in the US, both of which were shipped to South Korea to enable the production of Scandium alloy golf shafts.

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

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 2          FUTURE OPERATIONS/GOING CONCERN:

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company however has only recently established revenues albeit not on any consistent basis.  Even with the generation of revenues from the sale of golf shafts now being produced and sold, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:
	March 31, 2005	June 30, 2004
	$	$
Negative working capital	324,413	123,701
Accumulated deficit during the development stage	3,907,618	3,261,401
Net loss	646,218	2,229,011

As shown in the accompanying financial statements, during the three and nine months ended March 31, 2005 the Company incurred net losses of $145,527 and $646,218, respectively. For the three and nine months ended March 31, 2004 realized net losses of $180,977 and $313,002, respectively.  Cash utilized by operations during the nine months ended March 31, 2005 was $157,897 and the cumulative loss from September 17, 2002 to March 31, 2005 (the development stage period) was $3,907,618.

These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern.  The unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the Element 21 Technologies golf development business, the Company has depended on advances and consulting services from consultants engaged by the Company.  Without these continuing advances and services, the Company could not continue with the development and marketing of its golf products.

Management’s plans for the Company include implementation of the plan to sell the Company’s products into wholesale and retail golf sales channels and raising additional capital and other strategies designed to optimize shareholder values.  No assurance however can be made that management will be successful in fulfilling all elements of its plan.  The failure to achieve this plan will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

During fiscal 2004 the Company issued 32,644,927 shares of its common stock to consultants for services rendered by them and recorded an expense of $2,352,770.  For the nine months ended March 31, 2005, the Company issued 4,000,000 shares of its common stock to two consultants and recorded an expense of $288,000.

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 3          RELATED PARTY ADVANCES:

During the nine month period ended March 31, 2005, certain stockholders of the Company advanced to the Company a total of $113,222.  These advances are recorded as an increase in shareholders' loans. In addition, affiliates of the Company also provided services during this quarter valued at $56,324 . This amount, which is unpaid, is included in Due to Other Related Parties.

NOTE 4          NET LOSS PER SHARE:

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

For the three and nine months ended March 31, 2005 and 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share.

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

Results of Operations

The following discussion includes the business of Element 21 Golf Company (the “Company” or “Element 21”) and its wholly-owned subsidiaries.  During the three months ended March 31, 2005 the Company commenced operations.  Where relevant, all numbers retroactively take into account the operations of both Element 21 and Element 21 Technologies, Inc. (“Technologies”). The Company has announced its plans to spin off Assure Tec Holdings, Inc. (“AssureTec”) as an independent company, but the spin-off will only occur after compliance with SEC regulations.

Three Months Ended March 31, 2005 and 2004

For the three months ended March 31, 2005, the Company, had revenue of $16,835 and incurred general and administrative expenses of $150,551 yielding a net loss of $145,526, as compared with the three months ended March 31, 2004 in which the Company had no revenues and general and administrative expenses of $180,977, resulting in a net loss also of $180,977.  The primary reason for the lower amount of general and administrative expenses during the three months ending March 31, 2005 is that there were no consulting fees paid during that period.

Nine Months Ended March 31, 2005 and 2004

For the nine months ended March 31, 2005 the Company, had revenues of $16,835 which all occurred in the third quarter and incurred general and administrative expenses of $651,242 yielding a net loss of $646,217. In comparison, the nine months ended March 31, 2004 in which the Company had no revenues and general and administrative expenses of $674,964, with gain on settlements of liabilities of $361,962 resulting in a net loss of $313,002 for the nine months ended March 31, 2004.  General and administrative costs for both three-month periods consisted primarily of consulting costs and legal and accounting fees.

The Development Stage Period - September 17, 2002 to March 31, 2005

During the development stage period (September 17, 2002 to March 31, 2005), the Company, had revenues of $16,835, cost of goods sold of $11,810, research and development costs of $2,445, administrative costs of $3,734,935, including stock-based compensation of $2,672,201, and realized loss from investments of $385,280 and other income of $210,017, yielding an accumulated net loss of $3,907,618.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of March 31, 2005 of $324,413.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2004, we had a working capital deficiency of $123,701.  Our continuation as a going concern will require that we raise significant additional capital.

Without continued issuance of common stock for services by these consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft product line or market golf products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance such capital will be raised on terms acceptable to the Company and if this capital is raised, may cause significant dilution to the Company’s stockholders.

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

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $12,009,767 as of March 31, 2005, of which $3,907,618 represents development stage losses and the remainder of $8,102,149 represents accumulated losses prior to the merger with Technologies.  For the nine months ended March 31, 2005, our net loss was $646,217.  We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses.  These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of March 31, 2005, we have no employees.  Consultants Nataliya Hearn, PhD, who is also our CEO and President based in Toronto, Canada, oversee the Company’s engineering, alloy supply and production,  Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and United States Golf Association compliance for golf products.

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

ITEM 3           CONTROLS AND PROCEDURES:

(a) Evaluation of disclosure controls and procedures.  Management, including our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

PART II - OTHER INFORMATION

Item 1             LEGAL PROCEEDINGS

None

Item 2             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3             DEFAULT UPON SENIOR SECURITIES

None

Item 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

Item 5             OTHER INFORMATION

None

Item 6             EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEMENT 21 GOLF COMPANY

May 20, 2005	By:	/s/ Nataliya Hearn, Ph.D.

Nataliya Hearn, Ph.D. President and Director

May 20, 2005	By:	/s/ Jim Morin

Jim Morin Secretary, Treasurer, CFO and Director