Form 10KSB
period 2005-06-30
ELEMENT 21 GOLF CO
filed 2005-10-12
CIK 797662

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File No. 000-15260

Element 21 Golf Company
(Name of Small Business Issuer in its Charter)

Delaware	88-0218411
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

207 Queens Quay W. #455, Toronto, Ontario, Canada, M5J 2A7
(Address of Principal Executive Offices)

Registrant’s Telephone Number: 800-710-2021

Not Applicable
(Former name and former address, if changed since last Report)
200 Perimeter Road, Manchester, NH 03103
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

Yes ☐  No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year: June 30, 2005 = $65,633.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 5, 2005 there were approximately 83,073,582 shares of our common voting stock held by non-affiliates having a market value of $6,645,887 on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

State the number of outstanding shares of each of the Registrant’s classes of common equity, as of the latest practicable date. As of October 5, 2005, there were 90,924,046 shares of common stock of the Issuer outstanding.

Element 21 Golf Company

10-KSB for the Year Ended June 30, 2005

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development.

Element 21 Golf Company (the “Company,”“E21,”“we,”“us” or terms of similar meaning) was originally formed as OIA, Inc., a Delaware corporation, in 1986. In 1992, the Company changed its name to Biorelease Corp., and was engaged in the business of biotechnology from 1992 through 1995. From mid-1995 through September 2001, the Company sponsored a number of early-stage ventures. In June 2001, the Company changed its name from Biorelease Corp. to BRL Holdings, Inc.

Effective November 9, 2001, we acquired 100% of the outstanding common stock of AssureTec Systems, Inc., a Delaware corporation (“Systems”), in a stock-for-stock transaction. We issued 6,354,000 shares of restricted common stock and converted outstanding options to acquire 4,750,000 shares of Systems common stock into options to acquire 4,750,000 shares of the Company’s common stock.

On April 1, 2002, we exchanged 2,852,000 shares of Systems common stock that had been issued in connection with the Systems acquisition for 5,704,000 shares of our common stock, from substantially all the founders and consultants from whom our interest in Systems was initially acquired. In addition, options to acquire 4,750,000 shares of our common stock then held by these individuals were cancelled. As a result of these transactions and the issuance of additional shares of Systems to employees upon the exercise of stock options, our ownership of Systems decreased to 34.2% of Systems as of June 30, 2003.

On June 12, 2002 we incorporated Tech Ventures, Inc. (now named AssureTec Holdings, Inc. or “AssureTec”) and transferred all our assets and liabilities to AssureTec in exchange for 100% ownership of AssureTec common stock. At that time, our only business was the business of AssureTec.

Effective October 3, 2002, we acquired 100% of the outstanding common stock of Element 21 Golf Company, a Delaware corporation (“Element 21”), in exchange for 42,472,420 restricted shares of our common stock (“the Acquisition”). We also converted options to acquire 6,432,000 shares of Element 21 common stock into options to acquire 6,432,000 shares of our common stock. This Acquisition has been accounted for as a “reverse” acquisition using the purchase method of accounting, as the shareholders of Element 21 owned a majority of the outstanding stock of our Company immediately following the Acquisition. Following the Acquisition, we changed our name to Element 21 Golf Company.

We now own approximately 5.1% of the issued and outstanding stock of AssureTec, which, as a result of a share exchange with the prior stockholders of Systems, now owns 100% of the outstanding stock of Systems. We have agreed to distribute these shares on a pro rata basis to our shareholders of record as of October 4, 2002 (excluding shareholders who received shares of our common stock in connection with the Acquisition). We anticipate that this distribution will occur as soon as possible after all appropriate documentation has been prepared and filed with the Securities and Exchange Commission.

In October 2003, the Company issued 12,287,082 shares to consultants in exchange for liabilities owed.

In May 2004, the Company issued 20,460,010 shares of the Company’s common stock to consultants in exchange for liabilities owed in the amount of $1,841,401. This issuance increased the outstanding shares of the Company from 49,906,220 at June 30, 2003 to 82,653,312 at June 30, 2004.

During the fiscal year of 2005, the Company issued an aggregate of 4,833,929 shares of common stock to consultants in exchange for liabilities owed in the amount of $318,238.

Business of the Issuer

Element 21 was formed on September 18, 2002 to acquire partially-developed golf technology and to design, develop and bring to market scandium alloy golf club shafts and golf heads. Scandium is Element No. 21 in the Periodic Table of Elements. Scandium alloys are believed to exhibit properties that out-perform titanium with a higher strength-to-weight ratio of up to 25% and a specific density advantage of 55%. Scandium alloys are lighter, stronger and more cost effective than titanium. This advanced metal technology was originally developed in the former Soviet Union for military applications during the 1980s. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station. The Company plans to commercialize Scandium’s use in golf shafts and golf heads.

In September, 2002, Element 21 acquired from Dr. Nataliya Hearn, our current Chief Executive Officer, and David Sindalovsky, a consultant to the Company (the “Assignors”), the exclusive right to use, produce and sell a specified range of scandium metal alloy for golf club shafts and golf heads. Although these rights do not cover all mixes of scandium metal alloy, the Company believes that any scandium alloy outside the range of its patent-protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. Upon completion of the Acquisition, the previous officers and directors of the Company resigned and Dr. Hearn became the Company’s President/ CEO and a Director and Jim Morin and Gerald Enloe also became Directors. Mr. Morin also serves as Vice President and Principal Financial Officer of the Company.

In March 2005, the Company began marketing full iron sets to retailers and golf pro shops. In April 2005, the Company entered into an agreement with The GolfWorks for the sale of the Company’s scandium metal shafts for irons, utility clubs and wedges. The GolfWorks has been providing club makers and other golf equipment experts with a complete complement of proprietary club head designs, and a full selection of brand name shafts and grips for more than 25 years.

The Company operates solely through strategic consultants and without full-time employees. Consultant Nataliya Hearn, PhD, who is our CEO and President, is based in Toronto, Canada, and oversees the Company’s engineering, alloy supply and production. Consultants Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and USGA approval for the golf products. David Sindalovsky is another consultant responsible for supervising the engineering and design of the golf club components. Howard Butler, PhD, is one of the world’s leading golf designers. Dr. Butler has done extensive design work on the various types of clubs incorporating the Company’s advanced scandium technology as well as laboratory testing and informal player testing and assessments. Stephen Meldrum has 17 years senior executive experience in international sales and licensing, and is handling investor relations for the Company. Additionally, several sales executives have been retained for business development and building retail distribution channels are consulting. Professional player relations are handled by Jack Curry and Andy Harris.

The Company believes that this structure is advantageous because it allows the Company to avoid having large marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

The Company has a strategic supply agreement with an affiliate of Kamensk-Uralsky Metallurgical Works Joint Stock Company, located in a number of locations in Russia, also known as OAO KUMZ. Under this agreement, concentrated scandium will be produced to the specification of the Company by the KUMZ affiliate. KUMZ will also transfer the latest innovations in scandium alloys to the Company as they become available. KUMZ is a well-established, diversified producer of aluminum, aluminum alloys and products for aerospace, shipbuilding, automotive, and other industries. KUMZ is also the world’s largest facility specializing in scandium alloy products. Work in scandium initially began 20-25 years ago with the development of scandium aerospace alloys for fighter aircraft.

The second strategic partner of the Company is Yunan Aluminum, which is in the business of manufacturing precision tubing for outdoor recreation and sporting markets. Yunan Aluminum was established in 1979 in South Korea, and now manufactures, for parties other than the Company, about 80,000 pounds per month of high quality products made of high strength aluminum alloys. In August 2003 the company reached an agreement with Yunan Aluminum to produce scandium golf shafts and club components exclusively for the Company in South Korea.

Pan Osprey, a Chinese manufacturer of OEM golf equipment specializing in high-end golf clubs manufactured under license for some of the leading brand names in golf, will manufacture a full line of clubs with proprietary designs from Element 21's design labs when the Company begins commercial production of its clubs, of which there can be no assurance. The planned lineup includes drivers, fairway woods, a full range of irons, wedges, hybrid clubs, and putters. Pursuant to the Company’s exclusive manufacturing agreement with Pan Osprey, the Company will provide the raw materials from which Pan Osprey will manufacture a full line of clubs under the E21 brand name.

Golf Products

We believe that scandium golf products have outstanding potential in the industry based on several factors:

•	Results of player and robotic testing indicate scandium’s improved performance over leading titanium clubs, and
•	Improved distance and less dispersion, allowing longer more accurate results, which are impossible to achieve with current metals.

The interest in scandium has been supported by several performance and marketing features:

•	Scandium alloys strategically incorporated into the production of metal woods, irons and putters can result in heads with a larger “sweet spot” for more consistency and accuracy;
•	If increased club head size is not required, the reduced density and improved strength allows flexibility in placing perimeter weighting that can affect the trajectory (flight path) of the ball;
•	Scandium alloys are softer than titanium providing superior feel and workability for the player;
•	Scandium alloys are lower in cost and easier to fabricate than titanium;
•	The specific yield strength advantage of scandium alloys over steel and high-end aluminum alloys enables the design of shafts at substantially reduced weight and higher performance;
•	The homogeneous nature of scandium alloys allow for consistent shaft production, a problem inherent with graphite shafts.

Golf Shafts

Scandium golf shafts provide the light weight and flexibility of graphite with the favorable playing characteristics of steel. Steel dominates the shaft market for irons, while graphite is the most popular shaft material for metal woods. Graphite shafts are generally more expensive than steel, and golfers often experience inconsistency from club to club due to reproducibility problems inherent with graphite. The Company has produced prototype scandium shafts with several flex strengths that have been tested initially with irons and accepted as complying with the rules of golf by the USGA.

We believe the E21 scandium metal alloy shafts show improved performance in a number of respects to graphite and stainless steel shafts. Scandium's inherent metallurgical properties combined with a proprietary 25-step seamless production process results in a shaft that is nearly perfectly symmetrical, unlike graphite and stainless steel shafts. Many golf customers do not realize that steel shafts are welded creating a seam or spine that is not visible to the eye. The difference in the tube wall thickness at the point of welding creates an imbalance, which affects the consistency of shots. Similarly, the production process for graphite shafts also results in inconsistencies through the shaft with similar associated problems. The Company believes that scandium provides greater accuracy and improved consistency from club to club.

The tests conducted by Golf Labs Inc. on behalf of the Company showed remarkable 10-20 yard distance improvement when scandium shafts are tested against the best Graffaloy graphite and True Temper steel shafts. Of even greater significance were the test results that showed superior accuracy afforded by this new scandium technology. The dispersion pattern of shots hit with a robotic arm yielded a dispersion factor that was 250% smaller than popular steel and graphite shafts, when measured by the total square footage of the footprint of hit balls and their dispersion off-center. Although testing results cannot predict actual performance with certainty, the Company believes that these test results are meaningful.

Concurrent with the development of the overall shaft design, the Company has developed a shock absorbing system under the trademark ShockBlokTM which redirects shaft vibration back into the club head, generating an added energy kick for extra distance and reducing the amount of vibration transfer to the player's hands. Golfing has a negative effect on the body. Shock energy transferred to the player’s hands during a round of golf creates fatigue. For frequent golfers, this can lead to stress injuries to a player’s hands, wrist, elbows or shoulders, much like ‘tennis elbow’. The Company believes, based on test results only, that scandium improves shock absorption by up to 300%. The Company also believes that most users of its shafts would immediately notice the superior shock absorption and that scandium also contributes to a measurably superior feel as compared with steel and graphite clubs.

According to an analysis commissioned by a consultant to the Company, Dr. Howard Butler, along with two orthopedic physicians, during a typical round of golf, the extra energy transmitted to the hands of a golfer using steel shafts is 30.60 foot-pounds of force. This can significantly reduce fatigue during the course of the day, as well as reduce the incidence of shock related injury over the long-term.

The market for golf shafts was estimated by Golfdatatech to be close to 30 million units in the US and 60 million units worldwide in 1999. Golfdatatech estimates that the market size of the high performance premium shafts that the Company’s scandium shaft will initially be targeting represents approximately 27 million units worldwide.

The Company currently markets shafts designed for irons through select channels. Design and engineering of shafts for all other club heads (drivers, wedges, hybrids and putters) is complete and prototypes are currently being tested.

Clubhead Designs and Features

The Company has completed the design and engineering process for a full line of clubs, from drivers to putters. Prototypes of these various clubs are now undergoing testing, and production tooling is well underway. The golf shafts have undergone lab testing, including testing with a robotic arm at Golf Laboratories, Inc. in San Diego. These tests conducted to date have demonstrated favorable results for our scandium clubs as compared with competitive products, including greater distance, significant improvements in accuracy and consistency, and the “feel” of the clubs themselves. Although test results cannot predict actual performance results, the Company believes these test results are meaningful.

The E21 driver has one of the largest face areas of any driver on the market, and because the head and shaft are both made of the same patented scandium alloy, the Company believes that players should experience True Contact Signature™ at impact with the ball. The energy passes from the head to the shaft at the same frequency providing the golfer with a fully “harmonized” golf club. Shots are consistent both “off the centerline” and “along the centerline” giving the golfer a very tight, concise landing pattern resulting in a high level of control and repeatability. The scandium alloy club head also creates less ball spin at the point of impact for greater distance.

The Company believes its club will be distinctly recognizable due to its unique design features that include a louvered effect on the crown plate of the club. These features create a corrugated effect that provides additional strength to the clubhead design and allows more freedom to move weight to strategic points within the sole of the clubhead to improve distance and accuracy. As with any object moving at a high speed, louvers provide aerodynamic stabilization benefits.

The Company used advanced proprietary software to optimize the head design, which includes a bulge and roll and the center of gravity. Additional software was then used to optimize the performance of the clubhead to E21’s unique scandium metal alloy shafts. A number of patents on the special design features of the club have been filed.

The Company’s Low Gravity LogicTM irons have a cavity back design with a hollow body filled with a patented high rebound aerospace polymer insert, that transfers more energy to the ball for livelier performance and maintains a low center of gravity. The head geometry is designed to leverage maximum performance from E21’s patented new scandium metal alloy shafts. The clubs also feature variable face thickness with over six square inches of playing surface to maximize the sweet spot of the clubface. A large sole plate helps the player avoid hitting the ball fat. The mass of the head is closely aligned with the launch angles delivered by the shaft during contact with the ball. To maximize this benefit, the crown is back slanted by 15°.

The clubs are designed to allow professional clubmakers and PGA tour players to fine-tune the club to their unique preferences. This is accomplished by removing the E21 insignia on the back of the club, gaining access to a tubular weight port to add up to 28 grams of additional weight to the clubhead while maintaining its low center of gravity.

The E21 line of wedges includes clubs with 52 degree, 56 degree and 60 degree lofts that will also feature the revolutionary new Eagle One shafts made from E21's new Scandium alloy.

The wedges use E21’s patented new Contact Signature Tuned system (CST SystemTM) that uses advanced proprietary software to calculate and match the club head performance to E21’s advanced scandium metal alloy shafts in order to provide enhanced head responsiveness. Through an optimum balance of launch angle and spin rate, E21 has developed what it believes are easy-to-hit wedges that provide improved feel, accuracy and consistency from club to club. These wedges with the E21 shafts will offer players a greater spin rate with a higher launch angle enabling them to stop the ball on the green.

The muscle back design, with Twin Peaks elongated on the center axis of the club back, offers a solid feel with an extremely consistent ball flight and trajectory. This peaked muscle back design actually raises the center of gravity behind the sweet spot for more carry distance on center hit shots. This design acts to focus the transfer of energy into the sweet spot of the club face. An additional benefit from the element gated Twin Peaks design is its ability to track straight through sand or turf by controlling the displacement of the ground beneath the club as contact is being made with the golf ball.

The weighted sole plate affords the capability to cut through even the worst rough, and get the ball up in the air. Simultaneously, the leading edge radius insures a true contact signature with the ball even from a poor lie.

Element 21’s first putter is a traditional and proven Newport design. The new putter incorporates the advanced properties of scandium metal alloy in both the shaft and head of the new putter. The putter head incorporates a scandium metal alloy insert, which is milled for superior contact with the ball. Scandium’s superior strength to weight ratio over existing golf metals has allowed E21 to redistribute weight in the head of the putter to create a larger sweet spot, which in turn provides substantial forgiveness on mis-hits.

The scandium metal alloy in both the shaft and putter head take advantage of scandium’s soft feel and spin reduction, which translates to reduced ball “skid” upon contact with the ball, and allows the ball to begin rolling more quickly and easily off the face of the club. The Company believes that these features provide enhanced distance control and a more accurate ball trajectory. Initial player testing of these new clubs has provided very positive feedback on the improved “feel” that the putter provides over competitive offerings.

Scandium Alloys Evolution in the Golf Industry

The Company derives its name from the 21st element in the “Periodic Table of the Elements,” which is the unique metal “scandium” (the beginning of a new millennium). Scandium, when mixed with other metals, has a higher strength-to-weight ratio than titanium and 50% more strength than typical high-strength aluminum alloys. The rights to develop other products not related to the golf industry were retained by the Assignors solely for their own benefit. All applications of scandium to golf products that are covered by the Assignors’ patents have been acquired by the Company.

In August 2003, the Company finalized its golf shaft design criteria through the use of the most advanced CAD/CAM computer software programs available. These systems are used by the major aerospace companies to produce aircraft such as the Advanced Tactical Fighter, America’s fighter jet for the 21st century. Utilizing the designs created and analyzed with this software, the Company’s Korean manufacturer can produce golf shafts to the exacting standards of advanced aerospace products. The manufacturer has a capacity of processing in excess of 100,000 lbs of material per month which equates to approximately 450,000 golf shafts. The manufacturer has negotiated a $50,000US credit line with preferential payment terms to begin full production of its golf shafts. In return, the Company has purchased and provided to the manufacturer the semi-automatic testing and calibration equipment necessary to produce high quality golf products on a full production basis.

In April 2004, the Company announced the full implementation of a new Linear Forging Process, a proprietary method utilized in the mass product ion of Scandium Golf shafts. The unique “Linear Forging Process” utilizes a pulsed energy system in matching the structures’ natural frequency resonance to elongate the metals grains with the least dimensional change to the golf shaft’s design. The process’ secondary benefit is in providing aligned straightness. All of these benefits are realized in just a few seconds, which results in high production rates and significant cost reduction in an otherwise labor-intensive operation.

In September 2005, the Company completed negotiations with Pan Osprey Golf Apparatus Co, Limited, a Chinese manufacturer of high-end golf equipment that manufactures golf clubs under license for a number of leading OEMs. The Company will provide Pan Osprey with the raw materials, as well as the necessary knowledge transfer, to properly work with this advanced metal alloy.

To date, the Company has produced a significant inventory of scandium metal alloy shafts under the E21 brand name, and Eagle One sub brand. The shafts are currently available for sale through catalog and online via the Golfworks, a company that sells wholesale parts to clubmakers around the world. The Company is also pursuing the possible development of traditional retail channels of distribution.

Dependent in part on its ability to obtain the necessary funding, of which there is no assurance, the Company intends to commence the production and roll-out of its proprietary scandium metal wood driver with a scandium alloy shaft to be sold to the retail golfer through a direct marketing program. Ultimately, the complete lineup of clubs will be made available through traditional retail channels of distribution. Again, depending on financing and marketing conditions, the Company may choose to license its products to other OEMs rather than develop the E21 brand name on its own.

Element 21’s Competitive Advantage

We believe that we have a competitive advantage in our industry for the following reasons:

1.	License and supply agreements for scandium metal alloys in place.
2.	Longtime association with the world’s largest producer of the highest quality scandium master alloy.
3.
Strategic association with the world’s largest producer of scandium products, which has over 20 years of experience in producing scandium metal alloy billet, extruded products, and forged products. Lowest production costs due to location, size, and experience, as well as the advantage of waste control during the production process.

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
8.
Added value to an OEM’s golf club products providing for a longer and more accurate golf shots as tested against steel and graphite shafts manufactured by Royal Precision, Apollo, AldilaR, UST, PenleyR, True TemperR and GrafalloyR.

9.	Advanced proprietary clubhead designs that take full advantage of the unique properties of scandium metal alloy, and offer superior performance to existing alternatives.
10.	Significant barriers to entry due to the complex nature of working with scandium, and patent protection for golf applications.
11.	Trademarked ShockBlokTM shock reduction system in scandium metal alloy shafts.

Scandium Metal - “Element 21”

Scandium, a little-known element, was developed primarily in secret aerospace programs in the former Soviet Union. It was used as an additive to traditional aluminum alloys to create the highest strength scandium metal alloys and alloys with significantly enhanced weldability. These super-alloys were used in missiles and MIG-29 aircraft and are currently used in MIG-31 and Sukhoi-27 aircraft. We believe that the rights we have acquired from the Assignors cover scandium metal alloys that have achieved the highest “strength-to-weight ratio” for golf applications.

Scandium is most often found in nature as an oxide in relatively low concentrations, from 5 to 100 parts per million. It is rarely concentrated in nature due to its lack of affinity to combine with the common ore-forming anions. Therefore, it is usually derived as a by-product from uranium and other mineral leaching operations. The cost of scandium is directly related to the relatively high cost of processing and its lack of widespread use in commercial products. It has not been commercially mined in the United States or Europe because only small quantities have been used, primarily in high intensity halide lamps, lasers, electronics, high tech ceramics, and research applications.

However, in the former Soviet Union, scandium has been produced in significantly larger quantities since it was an additive to traditional aluminum alloys to produce ultra high strength scandium metal alloys for military aerospace uses. In Russia, there is now less scandium production due to reduced military spending. Currently however, Russia still possesses the world’s largest stockpile of pure scandium oxide, which is available to the Company through the rights it acquired from Assignors. When the current supply is exhausted, scandium can be obtained through reactivating production of various waste streams of already identified ore processing sites in Russia. In addition, several possible North American scandium production sites have also been identified, if there is sufficient demand to justify the investment.

History of Commercial Scandium Metal Alloys

Scandium metal alloys for sports applications were developed using the expertise of Russian and Ukrainian scientific institutes. To date, more than 75 tons of scandium metal master alloy have been sold for the production of over 2,500,000 pounds of final product, including several sports products, and for a variety of civil and government funded transportation related development programs.

In 1997, Easton Sports’ baseball and softball bats constituted the first production of a large-scale scandium sports product. The ultra light high-strength Easton bats, known as the Scandium/Sc 7000 Redline series, quickly became the most successful new product launch in Easton’s 75-year history. As of September 2003, Easton has sold in excess of $800,000,000 of scandium metal alloy baseball and softball bats. Easton then produced a weldable scandium metal alloy for use in bicycle frames, and handle bars. Both products have been highly successful and the frame is now considered one of the lightest in the industry and used by many top-racing teams. In addition to baseball bats and bicycle frames, scandium golf shaft, metal wood drivers, putters, lacrosse sticks, bicycle seat posts and handlebars, and hockey stick prototypes have been developed.

Scandium Metal Alloy Product Advantages

Scandium alloys have advantages over other high strength aluminum and titanium alloys and composite materials, especially in heavily drawn and worked products:

•	Up to 50% strength increase over high-strength aluminum alloys;
•	Over 20% specific strength advantage over titanium alloys;
•	Significant cost and design advantages over composite materials;
•	Reduction and elimination of surface re-crystallization;
•	Increase in weldability and weld strength;
•	Increase in weld fatigue life of 200%;
•	Reduction and elimination of hot-cracking in welds;
•	Increased plasticity, durability, and formability.

Sports Equipment

As athletes and marketers demand improvement in sports equipment, designers push material limitations when using existing metals and alloys. Most aluminum products in the sports market today have alloy development origins from the 1930s, while other high-performance alloys were developed in the 1960s. Titanium and composite materials have replaced aluminum in some sporting goods; however, these materials are more expensive and more difficult to process. Consequently, they have found major acceptance only in the highest end of the market.

Our objective is to develop and market new golf products with scandium alloys which can provide measurable advantages over existing high-end aluminum alloys, stainless steel, titanium and composite materials.

Sales and Marketing

This product development effort has provided the Company with several sales and marketing options. These options include the sale of semi-finished products to other original equipment manufacturers (OEMs), the sale of finished heads to OEMs, and/or the Company’s own direct sale of branded scandium alloy golf products to the market place.

Currently, E21 scandium metal alloy shafts are available to clubmakers and fabricators through the Golfworks catalogue and web site. Some initial inroads have also been made on a limited basis to retail golf chains. As a product line unfolds, the Company will pursue a more aggressive stance to developing retail channels. This is, to a significant extent, dependent upon the Company raising additional capital to finance these activities of which there is no guarantee. Sales executives have been retained on a consulting basis to develop these retail channels of distribution.

Final testing of the various prototypes using a robotic arm will allow the company to validate the performance improvements available through this advanced material design, and provide documentation necessary to make substantive claims regarding the performance of the E21 lineup of clubs. It is anticipated that this testing will be conducted at Golf Labs Inc. in San Diego.

Upon raising additional financing, of which there is no assurance, the Company intends to introduce its scandium driver through the production and airing of an infomercial. The Company has entered into an agreement with Incredible Discoveries of Deerfield Beach, Florida (www.incrediblediscoveries.com ) to produce a 28-minute infomercial on scandium golf club products. Incredible Discoveries’ direct response team is responsible for generating over $50 million in direct response television sales. If the Company is able to finance the infomercial, Incredible Discoveries would co-fund the venture to promote and sell the scandium golf clubs through multimedia venues. Based on positive performance and marketing features afforded by scandium, and the general market condition of golf, the Company believes this approach would be successful. To assist in this process, the Company has access to consultants with experience in infomercials from both marketing and production aspects. We believe that we would be in a position to introduce a number of new scandium golf products over time, including putters, fairway metal woods, and irons.

According to Golfdatatech, in 1999 the world retail golf club (metal woods, irons, putters) market was worth approximately $4.8 billion. Golfdatatech estimates that the US market represents about 50% of the world market, with approximately $2.4 billion in sales, including over $1.0 billion in metal wood sales.

Scandium Raw Material Supply

The raw material that goes into production of scandium alloys comes from scandium oxide, which has about 60% scandium metal content. Scandium oxide is used in the production of “master alloy,” which is then added to nine other metals and other alloy ingredients to create a concentration of approximately 0.001% - 10.00 % scandium in the final alloy used in products. These are known as scandium alloys, which have the technical advantages needed for production of high performance equipment for sports, transportation, military and aerospace applications and are the subject of the Assignors’ patents.

Because of the experience and access to economic supply of scandium raw materials and experience with the scandium alloys, the Company will initially rely on KUNZ and Yunan as sole suppliers and reprocessors of its precursor materials. However, through its consultants, over time and with additional resources, of which there is no assurance, the Company intends to develop an independent resource for supplying these materials and services.

Status of Any Publicly Announced New Product or Service

The Company’s web site, at www.e21golf.com, contains its most recent press releases and financial reports as well as independent test results of the Company’s shafts against the leading high-performance golf shafts in the world. For additional information or earlier press releases go to any website’s financial bulletin board for Element 21 Golf Company (formerly BRL Holdings, Inc. (OTCBB EGLF).

Competitive Business Conditions

All major manufacturers of golf clubs, shafts and related equipment will be major competitors of our planned business operations, and all have greater resources, marketing capabilities and name recognition than we do. These factors, among others, will make it difficult for us to compete with these manufacturers. In the event that the Company completes and airs its infomercial, of which there is no assurance, the Company anticipates that the infomercial campaign will not only promote the sale of the Company’s scandium golf clubs, but will also help to generate additional media awareness through write ups in various major golf publications. However, there is no assurance that the infomercial will generate additional media coverage.

Sources and Availability of Raw Materials

The Company has a strategic supply agreement with an affiliate of OAO KUMZ. Under this agreement, concentrated scandium alloy shall be produced to the specification of the Company by the KUMZ affiliate. KUMZ also will transfer the latest innovations in scandium alloys to the Company as they become available. KUMZ is a well-established, diversified producer of aluminum, aluminum alloys and products for aerospace, shipbuilding, automotive, and other industries. KUMZ is also the world’s largest facility specializing in scandium alloy products. Scandium work initially began 20-25 years ago with the development of scandium aerospace alloys for fighter aircraft.

The second strategic partner of the Company is Yunan Aluminum, which is in the business of manufacturing precision tubing for outdoor recreation and sporting markets. Yunan Aluminum was established in 1979 in South Korea, and now manufactures, for customers other than the Company, about 80,000 pounds per month of high quality products made of high strength aluminum alloys. Yunan Aluminum intends to reprocess, in South Korea, alloy concentrate shipped by KUNZ on behalf of the Company and also intends to produce scandium golf shafts exclusively for the Company.

Shift from Development to Sales

The Company’s golf products are new to the market. The Company’s main focus is shifting from the development to actual sales of scandium golf clubs. While the market is large, we cannot be sure that the Company’s products will achieve general market adoption. As of the date of this report, we have not raised funds sufficient to significantly penetrate the golf market.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company has direct title to no patents. However, when it acquired Element 21, it acquired the exclusive right to use, produce and sell a specified range of scandium alloy for golf club shafts and golf heads. Although these rights do not cover all mixes of scandium alloy, the Company believes that any scandium alloy outside the range of its patent protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. The golf applications under these patent rights acquired by us in the Element 21 Acquisition are U. S. Patent Nos. 5,597,529 issued on January 28, 1997, and 5,620,662, issued on April 15, 1997, initially filed by Ashurst Technologies, Inc. and acquired on January 7, 2001 by Dr. Hearn.

Need for any Government Approval of Principal Products or Services

We believe there is no need for any government approval or regulation of our products. The game of golf in the United States is regulated by the USGA. To date the Company’s products are in compliance with USGA regulations. There may be a need to comply with certain trade agreements with our strategic partners outside of the United States of America.

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

Penny Stock

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission (“SEC”). Penny stocks are stocks:

•	with a price of less than five dollars per share;

•	that are not traded on a “recognized” national exchange;

•	whose prices are not quoted on the NASDAQ automated quotation system; or

•
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

Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

•	get information about the investor’s financial situation, investment experience and investment goals;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors’ financial situation, investment experience and investment goals.

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

Small Business Issuer

The integrated disclosure system for small business issuers adopted by the SEC in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a “small business issuer.”

Research and Development Expenses during Past Two Fiscal Years

During the fiscal year ended 2005 and 2004 there were no research and development costs incurred by the Company. During the fiscal year ended 2003, the Company spent approximately $2,445 for research and development associated with the Element 21 golf technology. This amount does not include unallocated consulting fees paid to consultants, nor development of production and manufacturing paths. We anticipate that research and development funds will be required with respect to our planned business operations of the development manufacture and sale of scandium alloy golf clubs.

To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs. We expect to spend additional amounts on research and development during fiscal year 2006.

Costs and Effects of Compliance with Environmental Laws

Neither we nor any of our subsidiaries have yet reached the stage of development where environmental issues have arisen; however, we cannot yet determine what, if any, of these types of regulations will affect our planned business operations of the development, manufacture and sale of scandium alloy golf clubs.

Further, because the existing agreements with KUNZ and Yunan do not require the Company to retain responsibility for any environmental compliance and/or impact, the Company believes it has no significant exposure to environmental compliance nor any other governmental regulation or oversight

Number of Employees

As of September 30, 2005 we have no employees. Consultants Nataliya Hearn, PhD, who is our CEO and President, based in Toronto, Canada, oversees the engineering, alloy supply and production. David Sindalovsky is also responsible for engineering and work with overseas strategic partners. Consultants Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and USGA compliance for the golf products. Jack Curry and Andy Harris are additional consultants assisting with player relations. This consultant structure allows the Company to avoid having large fixed-cost marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Forward-looking statements often include the words “believe,”“expect,”“anticipate,”“intend,”“plan,”“estimate” or similar expressions. In this Form 10-KSB, forward-looking statements also include:

•	statements about our business plans;

•	statements about the potential for the development, regulatory approval and public acceptance of new products;

•	estimates of future financial performance;

•	predictions of national or international economic, political or market conditions;

•	statements regarding other factors that could affect our future operations or financial position; and

•	other statements that are not matters of historical fact.

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

These forward-looking statements speak only as of the date of this Form 10-KSB. We believe it is in the best interest of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, and also review the Quarterly Reports on Form 10-QSB.

ITEM 2.	DESCRIPTION OF PROPERTY

We occupy space leased from Brookfield Properties in Toronto. The Company entered into a one-year lease in April 2005. The lease calls for monthly payments of $2,180 for finished offices measuring a total of 821 square feet. There is an additional office located in Irvine, California of approximately 900 square feet. The premises are leased for a three-year period ending August 31, 2007, at a monthly rate of $1,343.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, our property is not the subject of a pending legal proceeding and to the knowledge of our management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

Further, to the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The range of high and low bid quotations for our common stock during each of the last two fiscal years and the most recent interim quarter is shown below. Prices have not been adjusted to reflect the October 2002 stock dividend, and are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

	High	Low
Fiscal Year Ended June 30, 2004
First Quarter	$0.31	$0.04
Second Quarter	$0.16	$0.09
Third Quarter	$0.26	$0.12
Fourth Quarter	$0.16	$0.08
Fiscal Year Ended June 30, 2005
First Quarter	$0.11	$0.07
Second Quarter	$0.10	$0.08
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.06	$0.06

Interim Quarter Ended September 30, 2005	$0.14	$0.05
Holders

The number of record holders of our common stock as of September 30, 2005 was approximately 1,850. This number does not include an undetermined number of stockholders whose shares are held in brokerage accounts or by other nominee holders.

Dividends

We effected a two-for-one stock split in the form of a stock dividend on all our outstanding shares of common stock (including shares issued in connection with the Acquisition) on the record date of October 4, 2002, which also resulted in similar adjustments to all of our shares of common stock underlying our outstanding options. Except as otherwise indicated herein, all share and per share data reflected in this Annual Report has been retroactively restated to reflect this dividend.

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

Recent Sales of Unregistered Securities

On August 31, 2004, the Company issued an aggregate of 4,000,000 shares of common stock to two consultants in consideration for services rendered.

On April 22, 2005, the Company issued 100,000 shares of common stock to a consultant in consideration for services rendered.

On May 4, 2005, the Company issued an aggregate of 530,000 shares of common stock to six consultants in consideration for services rendered.

On June 8, 2005, the Company issued 203,929 shares of common stock to a consultant in consideration for services rendered.

Subsequent to the fiscal year ended June 30, 2005, the Company issued a total of 11,287,265 shares of common stock to 24 consultants for services rendered.

Each of the above issuances was made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

[PLEASE COMPLETE TABLE FOR 6/30/05]

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))*
	(a)	(b)	(c)
Equity compensation plans approved by security holders		N/a	0
Equity compensation plans not approved by security holders	52,800	N/a	1,197,200
Total	52,800		1,197,200
* At June 30, 2005

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Fiscal 2005 has been a transitional year for the Company - from development stage status to purchases of actual products and subsequent sales. The Company has established a sales structure with internal and field sales representatives, who manage current sales. The Company has introduced its products through golf shows, catalogue sales though the GolfWorks publication, advertisings with the Professional Club Builder’s Society and various other publications managed by the Media Group. Subject to raising necessary additional funds, of which there can be no assurance, we intend to introduce our scandium shafted driver and similar metal headed woods built with our Element 21 shaft technology, through the production and airing of a program of infomercials to the general public, retail sales and manufacturing of components to the OEMs.

The use of infomercials has been successful for a number of new golf technology product roll-outs such as Taylor Made’s Burner Bubble fairway woods, Pure Spin Diamond Face Scoring Wedge, and Adams Golf Tight Lies clubs. In the event the Company’s planned infomercial is launched and subject to the Company’s raising sufficient funds, of which there can be no assurance, the Company expects to commence a program to engage an experienced infomercial managing agent to oversee the production, media purchase and follow-up fulfillment services for packaging, shipment and account collection of our golf product activities. Golf industry infomercial experience suggests that this infomercial approach generates initial cash flows almost immediately and generates a slow but steady retail revenue component independent of the continuing infomercial media response. The Company expects to continue to invest in this infomercial approach for at least one year after its initial product introduction followed by an increasing emphasis and support of the retail product introduction. There can be no assurance that this product introduction strategy will be successful. At the present time, the Company does not have sufficient cash or binding cash commitments to implement its business plan; however, management believes that it will be able to raise additional funding to pursue the Company’s business plan. There is no assurance that the Company will be able to raise these funds.

Fiscal 2005 Compared to Fiscal 2004

During fiscal year 2005, we had $65,635 in revenues as compared to no revenues during fiscal year 2004. During the last fiscal year, our costs of sales were $39,380. During fiscal year 2005, our general and administrative costs were $1,379,186. These general and administrative costs primarily consist of marketing costs, including trade shows, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity, employee compensation of $500,000 which is unpaid, and consulting fees valued at $288,000, which was satisfied through the issuance of our common stock. During fiscal 2004, general and administrative expenses aggregated $2,226,294 and consisted primarily of consulting fees which were paid through the issuance of our common stock. Net loss for fiscal 2005 was $1,352,931 ($0.02 per share) as compared to a net loss of $2,229,011 ($0.04 per share) for fiscal 2004. The decrease in net loss is largely attributable to a decrease in consulting costs net of an increase in marketing expenses.

Liquidity and Capital Resources

From our inception through October 2002 our primary source of funds has been the proceeds from private offerings of our common stock and advances from affiliates of Dr. Reeves, other consultants, related parties and loans from stockholders. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans. The failure to achieve these plans will have a material adverse effect on our Company’s financial position, results of operations and ability to continue as a going concern. As noted in our auditor’s report dated September 2, 2005, there is substantial doubt about our Company’s ability to continue as a going concern.

During fiscal 2005, we utilized $414,754 for our operations compared to $537,556 used for fiscal 2004. During fiscal 2005, the Company purchased inventory and accounts payable increased by $319,701. As of June 30, 2005, we had accrued and unpaid compensation to our officers of $500,000. To fund our operation, our officers have advanced funds and paid expenses on our behalf. For fiscal 2005, funds generated from sources aggregated $426,567 compared to $540,261 generated in fiscal 2004.

New Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, “Inventory Costs.” This statement amends the guidance in ARB 43 (Chapter 4 - Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a material impact on the Company’s financial statements and results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29.” Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have an impact on the Company’s financial statements considering the Company’s intermittent participation in exchanges of non-monetary assets.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees.” SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal years beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our first fiscal quarter which begins on March 1, 2006. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the alternative methods of adoption as described above. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no negative impact on our cash flow. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See Note 1(k) above for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

Critical Accounting Policies and Estimates

The following estimates used in the preparation of our Company’s Consolidated Financial Statements had a significant effect on those statements.

Our Company has established a reserve against our deferred tax asset reducing the carrying value to $0 at June 30, 2005 and 2004.

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $12,716,481 as of June 30, 2005, of which $3,261,401 represents development stage losses and $8,102,149 represents accumulated losses. For the year ended June 30, 2005, our net loss was $1,352,931. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of June 30, 2005, we have no employees.   Nataliya Hearn, PhD, who is our CEO and President, and is based in Toronto, Canada, oversees the Company’s engineering, alloy supply and production.  Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and United States Golf Association compliance for golf products.

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

We expect to derive a substantial portion of our future revenues from the sales of Scandium alloy golf shafts that are only now entering the initial marketing phase. On May 10, 2005 the Company announced the receipt of a significant purchase order from GolfWorks, a distributor and retailer of golf equipment and during the last quarter the Company generated revenues of $65,635. Although we believe our products and technologies will be commercially viable, these are new and untested products.  If markets for our products fail to develop further, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

The inability to obtain a sufficient amount of scandium or of scandium alloy would adversely affect our business.

Although we currently believe that we will continue to be able to have access to sufficient amounts of scandium or scandium alloy at feasible prices, there is no assurance of this, and any failure to be able to obtain a sufficient supply of scandium at reasonable prices would have a material adverse affect on our business.

ITEM 7.	FINANCIAL STATEMENTS

The Consolidated Financial Statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

To date, and during the first quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal year ended June 30, 2004, and the period or periods during which each such director or executive officer has served in his or her respective positions.

Name	Age	Position with the Company	Date of Election or Designation
Nataliya Hearn, Ph.D.	38	President, CEO and Director	October 4, 2002
Jim Morin	56	Secretary, Treasurer, CFO and Director	October 4, 2002
Gerald Enloe	57	Director	October 4, 2002

Term of Office

The term of office of the current Directors shall continue until the annual meeting of our stockholders, which is scheduled in accordance with the direction of the Board of Directors. The annual meeting of our Board of Directors immediately follows the annual meeting of our stockholders, at which officers for the coming year are elected.

Business Experience

Nataliya Hearn, Ph.D., P. Eng., is a Canadian citizen with a Ph.D. in Civil Engineering from Cambridge University and is a registered professional engineer. Dr. Hearn serves as President and CEO of the Company. Since 1999, Dr. Hearn has been an Associate Professor at the University of Windsor and since 1994 has been an Adjunct Professor at the University of Toronto. Dr. Hearn is currently a Director of MagIndustries Corp. MAA.U TSX-V, Director of New Product Development and Marketing at Link-Pipe Inc., and Director of R&D at Materials Service Life LLC. Dr. Hearn has considerable experience in technology transfer, evaluation, and government/industry grants. Dr. Hearn’s managing experience involves:

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

Audit Committee

The Board of Directors serves as the Company’s audit committee. Currently none of the Company’s directors qualifies as a “financial expert” pursuant to Item 401 of Regulation S-B. The Company has not sought to add a director to its board who qualifies as a “financial expert” because although the Company believes it would be desirable to have a financial expert on its audit committee, the costs of retaining such an expert would be prohibitive, given the Company’s resources at this time.

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

Name	Description of Form or Schedule	Required Filing Date	Filing Date	Number of Reportable Transactions

Nataliya Hearn, Ph.D.	4	08/14/04	*	1

Gerald Enloe	4	08/14/04	*	1

Jim Morin	4	08/14/04	*	1

*	Management will use its best efforts to cause any forms listed above which are required to be filed and which have not yet been filed to be filed as soon as practicable.

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

EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation of the Company’s current Chief Executive Officer and each other executive officer that received total salary and bonus exceeding $100,000 since its inception (“Named Executive Officers”).

Summary Compensation Table

The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated (each person is referred to in this Item 10 as a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Long-Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Years of Periods Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards $	Option/ SAR’s #	LTIP Payouts $	All Other Compensation

Nataliya Hearn, PhD, President, CEO and Director (1)	06/30/05 06/30/04 06/30/03	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)
Nataliya Hearn serves as the CEO and President of the Company and Jim Morin serves as Treasurer and Secretary without compensation. Both Ms. Hearn and Mr. Morin began serving as an executive officer of the Company on October 4, 2002.

Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the years ended June 30, 2005, or 2004, or the period ending on the date of this Annual Report. Further, except as indicated above, no member of our Company’s management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation Committee

The Board of Directors serves as the Company’s compensation committee. The Company does not have any employees and its officers serve the Company without compensation. When the Company determines that compensation for services will commence, the Board of Directors expects to nominate a Compensation Committee.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial owners of more than 5% of the Company’s outstanding voting common stock as of October 5, 2005:

At October 5, 2005
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Common Stock Outstanding
Officers & Directors
Gerald Enloe, Director and Chairman PO Box 14391 Humble TX 77347	2,950,460	3.4%
Nataliya Hearn, Ph.D., President, CEO and Director 3173 Sandwich Street, 37 Windsor, Ontario H3A P7S Canada	4,900,000	5.6%
Jim Morin, Vice President, Secretary/Treasurer and Director 27672 Pasatiempo Drive Mission Viejo, CA 92692	-0-	0%
All Officers, Directors as a Group (3 Persons)	7,850,460(1)	9.0%
Beneficial owners of 5% or more of common stock	0	0
Total owned by Directors, Executive Officers and 5% or greater shareholders:	7,850,460	9.0%
(1)
Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated. Percentages are based upon 90,924,046 shares issued and outstanding and no options are exercisable for the above named persons, as of the date hereof.

Changes in Control

As described in Part 1, Item 1(a) above, effective October 4, 2002, the Company issued 42,472,420 shares of restricted common stock and options to acquire 6,432,000 shares of the Company’s common stock for 100% of the outstanding common stock of Element 21 Technologies, Inc.

Prior to the Closing of the Acquisition, excluding shares underlying options, none of which were exercisable, Dr. R. Bruce Reeves, our then President and CEO, including the shares owned by Sandra J. Reeves, his wife, beneficially owned 2,688,312 shares or 49.5% of our outstanding voting securities. Immediately following the Acquisition, and also excluding shares underlying outstanding options, none of which are deemed to be owned by our “affiliates,” Dr. Reeves controlled 9.4% of our outstanding voting securities at October 4, 2002. Currently, he currently owns less than 5% of our outstanding voting securities. Dr. Reeves was the founding director of Element 21, and was instrumental in its acquisition of the Element 21 golf technology. For these services, he was issued 2,100,000 shares of restricted common stock of Element 21, and was granted options to acquire an additional 900,000 shares of common stock for aggregate consideration of $900, payable in cash or services.

Also prior to our closing of the Acquisition, Richard F. Schubert, our Chairman, Richard Whitney, one of our directors, R. Bruce Reeves, our President and Kevin T. McGuire, our Secretary/Treasurer, respectively owned 144,422 shares, or approximately 2.6%; 131,564 shares or approximately 2.4%; 2,688,312 shares or approximately 49.5%; and 122,886 shares or approximately 2.3% of the Company’s issued and outstanding common stock.

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

Transactions with Management and Others

AssureTec Systems is a Delaware company that was originally a wholly owned subsidiary of the Company and is now a wholly owned subsidiary of AssureTec. Dr. Reeves currently serves as President and sole director of AssureTec. Dr. Reeves also serves at Chairman and CEO of AssureTec Systems and currently beneficially owns approximately 42.4% of AssureTec. Dr. Reeves is under a three-year employment contract with Systems providing a salary of $162,000 for the year ending June 2004 which is currently being accrued until substantial profitability or capitalization occurs.

Kevin T. McGuire currently serves as Treasurer and Secretary of AssureTec and Systems. He serves without compensation. Through a family owned business Mr. McGuire serves the company is the area of regulatory advisor for accounting, tax and regulatory services.

Except as disclosed above in the section “Changes of Control,” and as described above in this section, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest, except as follows:

ITEM 13.	EXHIBITS

Exhibit No.	Exhibit Description

31	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Lazar Levine and Felix LLP is the Company’s independent auditors. Audit and review fees for the years ended June 30, 2005 and 2004 aggregated $51,000 and $25,000, respectively. LLF was hired effective October 27, 2004.

Audit-Related Fees

For the year ended June 30, 2005, the Company was billed $1,700 for fees related to a registration statement. No similar costs were incurred for the fiscal 2004 year.

Tax Fees

For the years ended June 30, 2005 and 2004, the Company did not receive any tax compliance, tax advice, and tax planning services for which we were billed.

All Other Fees

For the years ended June 30, 2005 and 2004, the Company was not billed for products and services other than those described above.

Audit Committee Pre-Approval Policies

The Board of Directors, which is performing the equivalent functions of an audit committee, has pre-approved all audit services provided by the independent auditors, and the compensation, fees and terms for such services. No permitted non-audit services were provided or approved by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

ELEMENT 21 GOLF COMPANY

Date: October 11, 2005	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: October 11, 2005	By: /s/Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

Date: October 11, 2005	By: /s/ Gerald Enloe
Gerald Enloe
Director

Date: October 11, 2005	By /s/ Jim Morin
Jim Morin
Secretary/Treasurer,
CFO and Director

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Element 21 Golf Company
Toronto, Canada

We have audited the accompanying consolidated balance sheet of Element 21 Golf Company and subsidiaries, (the “Company”) as of June 30, 2005 and the consolidated statements of operations, shareholders’ deficit and cash flows for the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Element 21 Golf Company and subsidiaries as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b), the Company’s recurring losses from operations and its dependency on future financing raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LAZAR LEVINE & FELIX LLP

New York, New York
September 2, 2005

ELEMENT 21 GOLF COMPANY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005

- ASSETS -
CURRENT ASSETS:
Cash		$1,148
Accounts receivable - net of allowance for doubtful accounts of $0		36,451
Inventories		170,928
Prepaid expenses and other current assets		6,380
TOTAL CURRENT ASSETS		214,907

FIXED ASSETS - NET		12,712

TOTAL ASSETS		$227,619

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES
Accounts payable		$416,446
Accrued expenses		543,000
TOTAL CURRENT LIABILITIES		959,446

LONG-TERM LIABILITIES:
Accounts payable - related parties	$483,764
Loans and advances - officers/shareholders	484,251	968,015

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $.10 par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized 87,487,241 shares issued and outstanding	874,872
Additional paid-in capital	10,141,767
Accumulated deficit	(12,716,481)	(1,699,842)

		$227,619

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	Year Ended June 30,.
	2005	2004

REVENUES	$65,635	$-

COSTS AND EXPENSES
Costs of sales	39,380	-
General and administrative	1,379,186	2,226,294
TOTAL COSTS AND EXPENSES	1,418,566	2,226,294

LOSS FROM OPERATIONS	(1,352,931)	(2,226,294)

OTHER INCOME (EXPENSE):
Other expense	-	(2,717)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,352,931)	(2,229,011)

Provision for income taxes	-	-

NET LOSS	$(1,352,931)	$(2,229,011)

Basic and diluted weighted average shares	86,089,275	62,531,532

Basic and diluted loss per share	$(0.02)	$(0.04)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	Shares	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Balance, June 30, 2003	49,906,220	$499,062	$7,826,135	$(1,032,390)	$(8,102,149)	$(809,342)

Stock issued in lieu of compensation	2,000,000	20,000	38,808	-	-	58,808
Issuance of common stock in settlement of liabilities	102,165	1,022	19,412	-	-	20,434
Issuance of common stock for services	30,644,927	306,449	1,987,513	-	-	2,293,962
Net loss	-	-	-	(2,229,011)	-	(2,229,011)
Balance, June 30, 2004	82,653,312	826,533	9,871,868	(3,261,401)	(8,102,149)	(665,149)

Issuance of common stock for services	4,833,929	48,339	269,899	-	-	318,238
Reclass development stage deficit	-	-	-	3,261,401	(3,261,401)	-
Net loss	-	-	-	-	(1,352,931)	(1,352,931)
Balance, June 30, 2005	87,487,241	$874,872	$10,141,767	$-	$(12,716,481)	$(1,699,842)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,352,931)	$(2,229,011)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on investment	-	2,717
Compensatory stock	318,238	2,373,204
Depreciation	747	-
Changes in:
Accounts receivable	(36,451)	-
Inventories	(170,928)	-
Prepaid expenses and other current assets	(4,193)	(2,187)
Accounts payable	319,701	(155,445)
Accrued expenses	511,063	(526,834)
Net cash (used in) operating activities	(414,754)	(537,556)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(13,459)	-
Net cash (used in) investing activities	(13,459)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(29,866)	513,630
Loans proceeds from shareholders	456,433	26,631
Net cash provided from financing activities	426,567	540,261

NET (DECREASE) INCREASE IN CASH	(1,646)	2,705

CASH, BEGINNING OF YEAR	2,794	89

CASH, END OF YEAR	$1,148	$2,794

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Basis of Presentation:

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

Immediately following the closing of the Technologies acquisition BRL declared: 1) a 2 for 1 split of its common stock effected in the form of a dividend and 2) a dividend of 100% of its ownership of TVI (now named AssureTec Holdings, Inc. (“AssureTec”) and Advanced Conductor Technologies, Inc. (“ACT”) which collectively represented substantially all of BRL’s assets prior to its acquisition of Technologies (the “Spin-Off”) and the officers and directors immediately prior to the acquisition resigned. The shareholders who received common stock in connection with the Technologies acquisition have received the stock dividend, but have waived their rights to receive distributions associated with the planned Spin-Off. The Spin-Off has not yet been effected and will only occur after compliance with Securities and Exchange Commission regulations.

In October 2003, BRL Holdings, Inc. changed its name to Element 21 Golf Company (the “Company”).

In May 2001, the Company declared a reverse split of the then outstanding common stock of the Company on a one-for-12.5 basis. In July of 2001 the Company formed Advanced Conductor Technologies, Inc (“ACT”) and I-JAM Entertainment, Inc. (I-JAM) as wholly owned subsidiaries. These entities were formed in anticipation of certain merger and acquisition transactions, which were never consummated. These entities currently have no operating business and no sources of revenue. In November 2001, the Company issued 6,354,000 shares of its common stock under an Acquisition Agreement (the “Acquisition”) with AssureTec wherein the Company received 100% of AssureTec’s common stock. Effective April 1, 2002 the Company repurchased 5,704,000 shares of its common stock issued in connection with the Acquisition from founding shareholders of AssureTec in exchange for a like number of AssureTec common stock held by the Company. As a result of these transactions and the issuance of additional shares of AssureTec to employees on the exercise of stock options, the Company’s ownership fell to 34.2 % of AssureTec as of June 30, 2002. As of June 2005, this investment has been written down to zero as a result of losses incurred by AssureTec.

Upon the closing of the Technologies acquisition, as discussed above, the Company reported as a development stage enterprise effective September 17, 2002. During the current fiscal year, the Company commenced active operations and began reporting revenues during the last quarter of the year. As such, the Company is no longer reporting as a development stage entity.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(b) Going Concern:

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s subsidiaries are inactive and are not expected to produce significant revenues or generate cash. During the last quarter of the current fiscal year, the Company commenced sales of its products and has begun generating revenue. However, as of June 30, 2005, the Company continues to have negative working capital of $744,539, an accumulated deficit of $12,716,481 ($3,261,401 of which was realized during the development stage period from September 17, 2002 to June 30, 2004), a total shareholders’ deficit of $1,699,842 and for the year ended June 30, 2005 incurred a net loss of $1,352,931, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

Managements’ plans for the Company include more aggressive marketing, raising additional capital and other strategies designed to optimize shareholder value. However, no assurance can be made that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

(c) Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the company and its wholly owned, inactive subsidiaries (Element 21 Technologies, Inc. and Advanced Conductor Technologies, Inc.). All significant inter-company accounts and transactions have been eliminated.

(d) Use of Estimates:

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

(e) Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, short-term receivables and payables. The carrying value of all instruments approximates their fair value.

(f) Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(g) Inventories:

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(h) Fixed Assets and Depreciation:

Fixed assets are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are expensed as incurred. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful lives are as follows:

Furniture and fixtures	5 years
Computer equipment	3 years
Office equipment	5 years

(i) Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenues from product sales are recognized when title passes to customers, which is when goods are shipped.

(j) Income Taxes:

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

(k) Stock-Based Compensation:

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FASB”) No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The Company does not maintain a formal incentive compensation plan covering its employees, directors and independent contractors. Options to purchase the Company’s common stock vest at varying intervals, but in general, typically vest over two to four year periods. An option’s maximum term is ten years. See Note 3 for additional information regarding the Company’s stock options.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(k) Stock-Based Compensation (Continued):

If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and net loss per share as reported would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2005	2004
Net loss, as reported	$(1,352,931)	$(2,229,011)
Add back: stock-based compensation costs included in the determination of net loss, as reported	-	58,808
Less: Stock-based compensation had all options been recorded at fair at fair value	-	-

Adjusted net loss	$(1,352,931)	$(2,170,203)

Weighted average shares outstanding, basic and diluted	86,089,275	62,531,532

Net loss per share, basic and diluted, as reported	$(0.04)	$(0.04)

Adjusted net loss per share, basic and diluted	$(0.04)	$(0.04)

Basic and diluted losses per share of common stock are the same for 2005 and 2004 since there are no potentially dilutive stock options at June 30, 2005 or June 30, 2004.

(l) Net Loss Per Common Share:

Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilutive.

(m) New Accounting Pronouncements Affecting the Company:

In November 2004, the FASB issued Statement No. 151, “Inventory Costs.” This statement amends the guidance in ARB 43 (Chapter 4 - Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a material impact on the Company’s financial statements and results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29.” Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(m) New Accounting Pronouncements Affecting the Company (Continued):

exchanges of non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have an impact on the Company’s financial statements considering the Company’s intermittent participation in exchanges of non-monetary assets.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees.” SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for us (a small business issuer) beginning with the first interim or annual reporting period that begins after December 15, 2005. Therefore, we are required to implement the standard no later than the fiscal quarter which begins on January 1, 2006. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the alternative methods of adoption as described above. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no negative impact on our cash flow. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See “Note 2k above for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 2 - FIXED ASSETS:

Fixed assets consists of the following:

Furniture and fixtures	$3,530
Computer equipment	929
Office equipment	9,000
13,459
Less: accumulated depreciation	747
$12,712

Depreciation expense for the fiscal 2005 year aggregated $747.

NOTE 3 - RELATED PARTY TRANSACTIONS:

(a) Accounts Payable - Non-Current:

Since April of 1996, the Company has engaged R T Robertson Consultants, Inc. (“Robertson”) and Robertson Advisors, LLC (‘Advisors”), consulting firms controlled by family members of Dr. R. Bruce Reeves, to perform the executive duties of the Company without specific compensation. Mr. Reeves was a member of the Board of Directors, President, and Chief Executive Officer of the Company until October 4, 2002. In this capacity and as an employee of the consulting firm, Dr. Reeves managed ongoing business activities of the Company until the transaction in September 2002. During the fiscal year ended June 30, 2005, Robertson charged $135,000 in administrative management oversight plus $9,449 in billable expenses to the Company and its subsidiaries. During the fiscal year ended June 30, 2004, Robertson and/or Advisors charged $75,000 in administrative management oversight plus $3,044 in billable expenses to the Company and its subsidiaries. At June 30, 2005, $117,468 was owed to Robertson, $178,807 was owed to Advisors, $35,376 was owed to Dr. Reeves and the balance of $152,113 was owed to other related parties. All parties have indicated that payment of these balances is not expected during the next fiscal year.

(b) Loans and Advances - Officers/Shareholders:

During the current fiscal year, the CEO and President of the Company advanced monies to and paid expenses on behalf of the Company, aggregating $484,251. Such payments were made on a non-interest bearing basis and the officer has agreed to not demand payment during the next fiscal year.

Included in Accrued Expenses is $500,000 of compensation accrued for our officers and directors. Depending on the financial condition of the Company, this liability may be converted into Company common stock at a future date.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 4 - SHAREHOLDERS’ EQUITY/STOCK OPTION PLANS:

During fiscal 2005, the Company issued 4,833,929 shares of its common stock to various consultants for marketing and investor relations services provided. Such shares were valued at the market price as of the date of issuance, aggregating $318,238.

During fiscal 2004, the Company issued 32,747,092 shares of common stock for consulting and legal services and in settlement of liabilities. The value recorded was based on the market price at the time of issuance and aggregated $2,373,204.

As of June 30, 2005 there are two stock option plans in effect; the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan). The Directors' Plan allows for the grant of options to purchase up to 250,000 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant. Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 1,000,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates.

The following table summarizes information about stock options outstanding, all of which were granted under the Directors’ Plan and are exercisable:

Outstanding as of June 30, 2003	57,200
Granted/exercised/expired	-
Outstanding as of June 30, 2004	57,200
Expired	(4,400)
Outstanding as of June 30, 2005	52,800

Exercise prices of the outstanding options are as follows:

Exercise Prices	Number of Options
$1.06	6,400
$0.32	3,200
$0.63	3,200
$0.17	40,000
52,800

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 4 - INCOME TAXES:

The Company has not filed federal or state tax returns for any of the tax years subsequent to December 31, 1993. Management intends to cure this deficiency as soon as possible and expects there will be no federal tax liability (based on continued losses) for these delinquent years. Deferred tax assets and liabilities consist of the following as of June 30:

	2005	2004

Deferred tax assets:
Net operating loss carry forwards	$1,429,990	$888,990

Less valuation allowance	(1,429,990)	(888,990)
	$-	$-

A valuation allowance equivalent to 100% of the deferred tax asset has been established since, at the current time, it is not more probable than not, that the Company will be able to recognize a tax benefit for the asset. The net operating losses expire at various dates through 2024.

NOTE 5 - COMMITMENTS:

In April 2005, the Company entered into a one-year lease for office space in Toronto, Canada, for a monthly payment of $2,180. The Company is also obligated under a three-year lease for space in Irvine, California. This lease, which requires monthly payments of $1,343, expires on August 31, 2007. Rent expense for the years ended June 30, 2005 and 2004 aggregated $22,906 and $0, respectively.