Form 10KSB/A
period 2004-06-30
ELEMENT 21 GOLF CO
filed 2005-11-08
CIK 797662

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB/A. No.1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of December 20, 2004 there were approximately 74,802,842 shares of our common voting stock held by non-affiliates having a market value of $6,732,256 on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

State the number of outstanding shares of each of the Registrant’s classes of common equity, as of the latest practicable date. As of September 30, 2004, there were 82,653,312 shares of common stock of the Issuer outstanding.

Element 21 Golf Company

10-KSB for the Year Ended June 30, 2004

Explanatory Note

This Form 10-KSB/A (Amendment No. 1) is being submitted solely to address comments by the Securities and Exchange Commission (“SEC”) Staff relating to Element 21 Golf Company’s (the “Company’s”) Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 filed with the SEC on December 21, 2004. Specifically, disclosure presented under “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” under the subheadings “Fiscal 2004 Compared to Fiscal 2003” and “Liquidity and Capital Resources” has been expanded along with Footnote 1 to the financial statements. In addition, the line item in the Statement of Operations which was previously entitled “Other Income” has been re-titled “Forgiveness of Debt”. Footnote 3 to the financial statements has been revised to show outstanding options by range of exercise prices and Footnote 6 to the financial statements has been expanded to explain the proposed distribution of AssureTec Holdings, Inc. shares held by Element 21 Golf Company. The remainder of the substantive information contained in the original filing (with the exception of address information included in the cover page) is not amended hereby, but is included herein for reference.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development.

Element 21 Golf Company (the “Company”) was originally formed as OIA, Inc., a Delaware corporation, in 1986. In 1992, the Company changed its name to Biorelease Corp., and was engaged in the business of biotechnology from 1992 through 1995. From mid-1995 through September 2001, the Company sponsored several early-stage ventures with funds advanced by affiliates of Dr. R. Bruce Reeves, our former President and a current consultant to the Company. In June 2001, the Company changed its name from Biorelease Corp. to BRL Holdings, Inc.

  Effective November 9, 2001, we acquired 100% of the outstanding common stock of AssureTec Systems, Inc., a Delaware corporation (“Systems”), in a stock-for-stock transaction. We issued 6,354,000 shares of restricted common stock and converted outstanding options to acquire 4,750,000 shares of Systems common stock into options to acquire 4,750,000 shares of the Company’s common stock.

On April 1, 2002, we exchanged 2,852,000 shares of Systems common stock that had been issued in connection with the Systems acquisition for 5,704,000 shares of our common stock, from substantially all the founders and consultants from whom our interest in Systems was initially acquired. In addition, options to acquire 4,750,000 shares of our common stock then held by these individuals were cancelled. As a result of these transactions and the issuance of additional shares of Systems to employees upon the exercise of stock options, the Company’s ownership of Systems decreased to 34.2% of Systems as of June 30, 2003.

On June 12, 2002 the Company incorporated Tech Ventures, Inc. (now named Assuretec Holdings, Inc. or “Assuretec”) and transferred all the assets and liabilities of the Company in exchange for 100% ownership of Assuretec common stock. At that time, the only business of the Company was the business of Assuretec.

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

Business of the Issuer

Element 21 was formed on September 18, 2002 to acquire partially-developed golf technology and to design, develop and market scandium alloy golf club shafts and golf heads. Scandium is Element No. 21 in the Periodic Table of Elements. When mixed with aluminum, scandium alloys are believed to exhibit properties that outperform titanium with a higher strength to weight ratio of up to 25% and a specific density advantage of 55%. Scandium alloys are lighter, stronger and more cost effective than titanium. This advanced metal technology was originally developed in the former Soviet Union for military applications during the 1980s. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station. The Company plans to commercialize Scandium’s use in golf shafts and golf heads.

In September, 2002, Element 21 acquired from Dr. Nataliya Hearn, our current Chief Executive Officer, and David Sindalovsky, a consultant to the Company (the “Assignors”), the exclusive right to use, produce and sell a specified range of scandium aluminum alloy for golf club shafts and golf heads. Although these rights do not cover all mixes of scandium aluminum alloy, the Company believes that any scandium aluminum alloy outside the range of its patent-protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. Upon completion of the Acquisition, the previous officers and directors of the Company resigned and Dr. Hearn became the Company’s President/ CEO and a Director and Jim Morin and Gerald Enloe also became Directors. Mr. Morin also serves as Vice President and Principal Financial Officer of the Company.

Prototypes of the first products, a mid range iron combined with several flex strength shafts, have been produced and tested by the Company. The scandium alloy shaft, when combined with a conforming iron head, has been accepted as complying with the rules of golf by the USGA (the United States Golf Association). Scandium alloy shafts engineered for use with driver and fairway metal woods are just completing development and will be tested against competitive shafts over the next several months by the Company. The independent tests already conducted by Golf Labs Inc. showed a remarkable 10-20 yard distance improvement when scandium shafts are tested against the best GraffaloyR graphite and True Temper steel shafts, respectively. Other clubs and products are currently being developed and tested by the Company. Dependent in part on its ability to obtain approximately $1,500,000 in funding, of which there is no assurance, the Company intends to first commence the production and roll-out of its first golf products: a complete scandium metal wood driver with a scandium alloy shaft to be sold to the retail golfer through a direct marketing program. Second, the Company intends to commence the sale of scandium shafts to leading golf shaft distributors for distribution as a branded high-performance shaft to be resold to fabricators and golf shops worldwide. Following the receipt of additional investor funds, of which there is no assurance, the Company expects to broaden its retail offering to include additional combinations of proprietary heads and shafts.

The Company operates solely through strategic consultants and without full-time employees. Consultants Nataliya Hearn, PhD, who is our CEO and President, and David Sindalovsky, both of whom are based in Toronto, Canada, oversee the engineering, alloy supply and production. Consultants Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and USGA approval for the golf products, and consultants Bruce Reeves and Kevin McGuire (formerly officers of BRL Holdings and operating through entities based in New Hampshire) and Randy Renken (operating through Profit Consultants, Inc.), oversee the management, accounting and public company compliance issues. This structure allows the Company to avoid having large marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

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

Advantage of Scandium Alloys

The Company derives its name from the 21st element in the “Periodic Table of the Elements”, which is the unique metal “scandium” (the beginning of a new millennium). Scandium, when mixed with aluminum, has a higher strength-to-weight ratio than titanium and 50% more strength than other high-strength aluminum alloys. Markets for scandium aluminum include almost anything where aluminum is currently used, for example, from transportation and military applications to high-end sports products of all kinds. After years of market research and development, the Assignors determined that the most productive and profitable application of scandium was in the sports market. Based on that, the Assignors, together with other founders of the Company, formed Element 21 Corporation to become a production, marketing, and distribution company for other scandium aluminum products. The rights to develop other products not related to the golf industry were retained by the Assignors. All applications to golf products, covered by the Assignors’ patents, have been acquired by the Company. To attempt to insure against uninterrupted product availability, the Company is working to train two-US based manufactures in the processing and production techniques required to produce shafts from the patented Scandium alloys.

In August, 2003, the Company finalized its golf shaft design criteria through the use of the most advanced CAD/CAM computer software programs available. These systems are used by the major aerospace companies to produce aircraft such as the Advanced Tactical Fighter, America’s fighter jet for the 21st century. Utilizing the designs created and analyzed with this software, the Company’s Korean manufacturer can produce golf shafts to the exacting standards of advanced aerospace products. The manufacturer has a capacity of processing in excess of 100,000 lbs of material per month which equates to approximately 450,000 golf shafts. The manufacturer has negotiated a $50,000US credit line with preferential payment terms to begin full production of its golf shafts. In return, the Company has purchased and provided to the manufacturer the semi-automatic testing and calibration equipment necessary to produce high quality golf products on a full production basis.

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

The Company is testing certain benefits of scandium on the health of joints in the human hands, elbows and back, as scandium clubs have shown significant improvement in reducing damaging shock to the body produced and compounded over time by playing with steel and titanium golf clubs. This technology has been trademarked as SHOCKBLOKTM scandium technology. A full report outlining quantifiable health and medical advantages will be made available when the testing is complete. At this time, there is no certainty that there will be health benefits when compared to other golf shaft technology.

Element 21’s Competitive Advantage

We believe that we have a competitive advantage in our industry for the following reasons:

1.	License and supply agreements for scandium aluminum alloys in place.
2.	Longtime association with the world’s largest producer of the highest quality scandium master alloy.
3.
Strategic association with the world’s largest producer of scandium products, which has over 20 years of experience in producing scandium aluminum billet, extruded products, and forged products. Lowest production costs due to location, size, and experience, as well as the advantage of waste control during the production process.

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

History of Commercial Aluminum-Scandium Alloys

Aluminum-scandium alloys for sports applications were developed using the expertise of Russian and Ukrainian scientific institutes. To date, more than 75 tons of aluminum-scandium master alloy have been sold for the production of over 2,500,000 pounds of final product, including several sports products, and for a variety of civil and government funded transportation related development programs.

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

Golf Products

Scandium golf products have outstanding potential in the industry based on several factors:

•	Results of player and robotic testing indicates scandium aluminum’s superior performance over a leading titanium club, and
•	Improved distance and less dispersion, allowing longer more accurate results, which are impossible to achieve with current metals.

The interest in scandium has been supported by several performance and marketing features:

•	Scandium alloys strategically incorporated into the production of metal woods and irons can result in heads with a larger sweet spot for more consistency and accuracy;
•	If increased club head size is not required, the reduced density and improved strength allows flexibility in placing perimeter weighting that can affect the trajectory (flight path) of the ball;
•	Scandium alloys are softer than titanium providing superior feel and workability for the player;
•	Scandium alloys are lower in cost and easier to fabricate than titanium;
•	The specific yield strength advantage of scandium alloys over steel and high-end aluminum alloys enables the design of shafts at substantially reduced weight and higher performance;
•	The homogeneous nature of scandium alloys allow for consistent shaft production, a problem inherent with graphite shafts.

Golf Shafts

Scandium golf shafts provide the light weight and flexibility of graphite with the favorable playing characteristics of steel. Steel dominates the shaft market for irons, while graphite is the most popular shaft material for metal woods. Graphite shafts are generally more expensive than steel, and golfers often experience inconsistency from club to club due to reproducibility problems inherent with graphite. Prototype shafts with several flex strengths have been produced, tested initially with irons and accepted as complying with the rules of golf by the USGA. The independent tests conducted by Golf Labs Inc. showed remarkable 10-20 yard distance improvement when scandium shafts tested against the best Graffaloy graphite and True Temper steel shafts respectively. To view these test results online, go to our website at www.e21golf.com .

The market for golf shafts was estimated by Golfdatatech to be close to 30 million units in the US and 60 million units worldwide in 1999. Golfdatatech estimates that the market size of the high performance premium shafts that the Company’s scandium shaft will initially be targeting represents approximately 27 million units worldwide.

Metal Woods/Putters

The Company has created its own designs, and has completed mechanical and player testing on several prototypes. This effort has provided the Company with several sales and marketing options. These options include the sale of semi-finished products to Taylor Made and other original equipment manufacturers (OEMs), the sale of finished heads to OEMs, and/or the Company’s own direct sale of branded scandium alloy golf products to the market place.

The Company intends to introduce a scandium driver and other fairway metal woods through the production and airing of a script-to-screen infomercial which we plan to air in the fourth quarter of 2005, assuming completion of the additional financing of which there is no assurance, following completion and market testing of its infomercial. The Company has entered into an agreement with Incredible Discoveries of Deerfield Beach, Florida ( www.incrediblediscoveries.com ) to produce a 28-minute infomercial on scandium golf club products. Incredible Discoveries’ direct response team is responsible for generating over $50 million in direct response television sales. If the Company is able to finance the infomercial, Incredible Discoveries would co-fund the venture to promote and sell the scandium golf clubs through multimedia venues. Based on positive performance and marketing features afforded by scandium, and the general market condition of golf, the Company believes this approach would be successful. To assist in this process, the Company has access to consultants with experience in infomercials from both marketing and production aspects. We believe that we would be in a position to introduce a number of new scandium golf products over time, including putters, fairway metal woods, and irons.

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

As discussed earlier, the Company has a strategic partnership agreement with OAO KUMZ, which is located in Russia. Under this agreement, scandium alloys licensed to the Company shall be produced exclusively by KUMZ. Since 1994 KUMZ has established an ISO-9001 quality assurance system.

The Company also has a relationship with Yunan Aluminum in Korea. Yunan will reprocess the master alloy prepared by KUNZ and produce the initial shafts and clubs with pricing and supply already contracted.

As of the date of this report, the Company has entered into distribution and manufacturing alliance with an asian golf company specializing in sales of high-end golf equipment and components. Through this relationship, the Company plans to develop sales of finished scandium clubs, club sets and components on a non-exclusive basis throughout Asia and Japan. Upon reaching an annual sales volume of $1.5M US, the relationship will be extended on an exclusive basis through 2007. The use of a television infomercial format is being considered for the Japanese and Asian markets similar to those which may be introduced in the US.

Scandium Raw Material Supply

The raw material that goes into production of scandium alloys comes from scandium oxide, which has about 60% pure scandium metal content. Scandium oxide is used in the production of “master alloy”, which consists of 2% Scandium metal and 98% pure aluminum. The master alloy is then added to aluminum and other alloy ingredients to create a concentration of approximately 0.1% - 0.3% scandium in the final alloy used in products. These are then known as scandium alloys or aluminum-scandium alloys, which have the technical advantages needed for production of high performance equipment for sports, transportation, military and aerospace applications and are the subject of the Assignors’ patents. One kilogram of Scandium oxide will produce approximately 28 kilograms of master alloy, and just under 500 kilograms (or 1,100 pounds) of aluminum-scandium 0.1% alloy, the most common alloy used.

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

Distribution Methods of the Products or Services

To effectively conduct its business on an international scale and to establish initial supply and production capability, the Company is pursuing strategic alliances with aluminum producers, suppliers, sub-contractors, and design engineers. The Company has a strategic partnership agreement with Kamensk-Uralsky Metallurgical Works Joint Stock Company, located in a number of locations in Russia, also known as OAO KUMZ. Under this agreement, scandium alloys licensed to Element 21 Golf shall be produced exclusively by KUMZ. Since 1994 KUMZ has established an ISO-9001 quality assurance system.

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

Competitive Business Conditions

All major manufacturers of golf clubs, shafts and related equipment will be major competitors of our planned business operations, and all have greater resources, marketing capabilities and name recognition than we do. These factors, among others, will make it difficult for us to compete with these manufacturers. In the event that the Company completes and airs its infomercial, of which there is no assurance, the Company anticipates that the infomercial campaign will not only promote the sale of the Company’s scandium golf clubs, but will also help to generate additional media awareness through write ups in various major golf publications. However, here is no assurance that the infomercial will generate additional media coverage.

Sources and Availability of Raw Materials

The Company has a strategic supply agreement with an affiliate of OAO KUMZ. Under this agreement, concentrated scandium alloy shall be produced to the specification of the Company by the KUMZ affiliate. KUMZ also will transfer the latest innovations in scandium alloys to the Company as they become available. KUMZ is a well-established, diversified producer of aluminum, aluminum alloys and products for aerospace, shipbuilding, automotive, and other industries. KUMZ is also the world’s largest facility specializing in scandium alloy products. Scandium work initially began 20-25 years ago with the development of aluminum-scandium aerospace alloys for fighter aircraft.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company has direct title to no patents. However, when it acquired Element 21, it acquired the exclusive right to use, produce and sell a specified range of scandium aluminum alloy for golf club shafts and golf heads. Although these rights do not cover all mixes of scandium aluminum alloy, the Company believes that any scandium aluminum alloy outside the range of its patent protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. The golf applications under these patent rights acquired by us in the Element 21 Acquisition, are U. S. Patent Nos. 5,597,529 issued on January 28, 1997, and 5,620,662, issued on April 15, 1997, initially filed by Ashurst Technologies, Inc. and acquired on January 7, 2001 by Dr. Hearn and Mr. Sindalovsky.

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

To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs. We expect to spend additional amounts on research and development during fiscal year 2005 from our limited resources to continue our golf product development prior to commencing efforts to raise additional capital and prior to commencing shaft production.

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

As of September 30, 2004, we have no employees. Consultants Nataliya Hearn, PhD, who is our CEO and President, and David Sindalovsky, both of whom are based in Toronto, Canada, oversee the engineering, alloy supply and production. Consultants Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and USGA compliance for the golf products, and consultants Bruce Reeves and Kevin McGuire (formerly officers of our Company operating through entities based in New Hampshire) and Randy Renken (operating through Profit Consultants, Inc.), oversee our accounting and public company compliance issues. Mr. Peter A’costa was added in April 2004 as a key member to consult on the sales and marketing of the Company. This consultant structure allows the Company to avoid having large fixed-cost marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

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

ITEM 2.   DESCRIPTION OF PROPERTY

We occupy space provided by Assuretec Systems under our consulting agreement with Dr. Reeves and his affiliate, R T Robertson Consultants, Inc. There is no specific allocation for rental costs. Assuretec entered into a three-year lease of a building in June 2002 that has been renewed for an additional three-year term in June 2004. The lease calls for monthly payments of $3,544. This area, containing approximately 6,000 square feet of finished office, is shared with our minority owned subsidiaries Assuretec Holdings, Inc. and AssureTec Systems, Inc., and several other affiliates of Dr. Reeves.

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

	High	Low
Fiscal Year Ended June 30, 2003
First Quarter	$0.17	$0.15
Second Quarter	$0.30	$0.05
Third Quarter	$0.15	$0.03
Fourth Quarter	$0.15	$0.03
Fiscal Year Ended June 30, 2004
First Quarter	$0.31	$0.04
Second Quarter	$0.16	$0.09
Third Quarter	$0.26	$0.12
Fourth Quarter	$0.16	$0.08
Fiscal Year Ended June 30, 2005
First Quarter	$0.11	$0.07

Holders

The number of record holders of our common stock as of September 30, 2004 was approximately 1,300. This number does not include an undetermined number of stockholders whose shares are held in brokerage accounts or by other nominee holders.

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

These issuances were made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))*
	(a)	(b)	(c)
Equity compensation plans approved by security holders	57,200	5.90	n/a
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total ____________	57,200	n/a	n/a
* At June 30, 2004

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

Subject to raising necessary additional funds, of which there can be no assurance, we initially intend to introduce our scandium shafted driver and similar metal headed woods built with our Element 21 shaft technology through the production and airing of a program of infomercials to the general public. The use of infomercials has been successful for a number of new golf technology product roll-outs such as Taylor Made’s Burner Bubble fairway woods, Pure Spin Diamond Face Scoring Wedge, and Adams Golf Tight Lies clubs. In the event the infomercial is launched and subject to the Company’s raising sufficient funds, of which there can be no assurance, the Company expects to commence a program to engage an experienced infomercial managing agent to oversee the production, media purchase and follow-up fulfillment services for packaging, shipment and account collection of the golf product activities. Golf industry infomercial experience suggests that this infomercial approach generates initial cash flows almost immediately and generates a slow but steady retail revenue component independent of the continuing infomercial media response. The Company expects to continue to invest in this infomercial approach for at least one year after its initial product introduction followed by an increasing emphasis and support of the retail product introduction. There can be no assurance that this product introduction strategy will be successful. At the present time, the Company does not have sufficient cash or binding cash commitments to implement its business plan; however, management believes that it will be able to raise additional funding to pursue the Company’s business plan. There is no assurance that the Company will be able to raise these funds.

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

In July 2001, we formed Advanced Conductor Technologies, Inc. (“ACT”) and I-JAM Entertainment, Inc. (“I-JAM”) as wholly owned subsidiaries. These entities were formed in anticipation of two specific identified merger and acquisition transactions that were never consummated. These entities currently have no material operations, no sources of revenue, and no business, all of which is described in Note 1 to our Consolidated Financial Statements. The balance sheet value of I-Jam was reduced to $0 and ACT is carried at a nominal par value in the 2003 and 2004 financial statements. In June 2002, we formed Assuretec Holdings, Inc. (formerly Tech Ventures, Inc. or “Assuretec”) at which time we transferred substantially all of our assets, subject to certain liabilities, to Assuretec, in exchange for both 100% of its outstanding common stock and its assumption of substantially all of our liabilities. Assuretec has had no operations or revenues independent of its investments in Systems, ACT and I-JAM, as outlined in Note 1 to our Consolidated Financial Statements.

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

At June 30, 2004 and 2003, our ownership interest in Assuretec was 26.5% and 34.2%, respectively. Assuretec’s business consists of the business of its wholly owned subsidiary, Systems, which is a development stage company that has proprietary technologies in authenticating documents used for identification and to prevent fraud and terrorism. It has incurred research and development and general and administrative expenses, but has limited revenues at this time. The management of Assuretec is currently seeking to raise capital sufficient to fund its operations during its development stage; it has not yet commenced its principal operations, has limited working capital; and no current sources of revenue, as outlined in Note 1 to our Consolidated Financial Statements. As discussed elsewhere in this Annual Report (see Item 5(b) above), the Company intends to distribute the shares it owns in Assuretec Holdings, Inc. to the shareholders of the Company who owned shares on October 4, 2002.

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

Consulting and professional fees totaled $2,176,215 for the year ended June 30, 2004 compared to $695,251 for the year ended June 30, 2003, resulting in an increase of $1,480,964. During fiscal 2004, the Company issued 20,460,010 of its common shares in payment of $1,841,400 of such fees. These payments were made to outside consultants for services provided to the Company.

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

Liquidity and Capital Resources

From the Company’s inception through October 2002 the Company’s primary source of funds has been the proceeds from private offerings of its common stock and advances from affiliates of Dr. Reeves, other consultants, related parties and loans from stockholders. The Company’s need to obtain capital from outside investors is expected to continue until it are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern. As noted in the Company auditor’s report for each of our fiscal years ended 2003 and 2004, there is substantial doubt about our Company’s ability to continue as a going concern. At the present time, the Company is attempting to obtain additional financing by speaking with potential investors, but there are currently no commitments from any source. The Company currently has virtually no cash available and is relying on small advances from its CEO and a few other stockholders, although there is no assurance or commitment of any additional funds from these or any other sources. Therefore, additional funding is immediately necessary. If we do not receive additional funding in time to maintain operations, then it is possible that our business may not be able to continue.

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

SUMMARY COMPENSATION TABLE
Long-Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Years of Periods Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards $	Option/ SAR’s #	LTIP Payouts $	All Other Compensation
Nataliya Hearn, Ph.D., President, CEO and Director (1)	06/30/04 06/30/03	0 0	0 0	0 0	0 0	0 0	0 0	0 0
R. Bruce Reeves, Ph.D., Past President, CEO and Director	06/30/04 06/30/03 06/30/02	0 0 0	0 0 0	0 0 0	(2)0 (3) 0 (4) 0	0 0 0	0 0 0	0 0 0
Kevin T. McGuire, Past Treasurer/ Secretary	06/30/04 06/30/03 06/30/02	0 0 0	0 0 0	0 0 0	(2)0 (3) 0 (4) 0	0 0 0	0 0 0	0 0 0

(1)	Nataliya Hearn serves as the CEO and President of the Company without compensation. Ms. Hearn began serving as an executive officer of the Company on October 4, 2002.

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

Compensation Committee

The Company does not have any employees; and officers serve the Company without compensation. When the Company determines that compensation for services will commence, a Compensation Committee will be nominated. We expect that when and if the Committee on Compensation and Management Development (the “Compensation Committee”) is established, it will consist of non-employees, and independent members of our Board of Directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial owners of more than 5% of the Company’s outstanding voting common stock as of December 20, 2004:

At December 20, 2004
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

Prior to the Closing of the Acquisition, excluding shares underlying options, none of which were exercisable, Dr. R. Bruce Reeves, our then President and CEO, including the shares owned by Sandra J. Reeves, his wife, beneficially owned 2,688,312 shares or 49.5% of our outstanding voting securities. Immediately following the Acquisition, and also excluding shares underlying outstanding options, none of which are deemed to be owned by our “affiliates,” Dr. Reeves controlled 9.4% of our outstanding voting securities at October 4, 2002. Currently, he currently owns less than 5% of our outstanding voting securities. Dr. Reeves was the founding director of Element 21, and was instrumental in its acquisition of the Element 21 golf technology. For these services, he was issued 2,100,000 shares of restricted common stock of Element 21, and was granted options to acquire an additional 900,000 shares of common stock for aggregate consideration of $900, payable in cash or services. All of these Element 21 shares and options were exchanged for like shares and options of the Company pursuant to the Element 21 Acquisition. None of the options of Dr. Reeves could be exercised for a period of 120 days from the date of the Acquisition. Dr. Reeves abstained from any voting on the Element 21 Acquisition. Dr. Reeves is currently a consultant to our Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Lazar, Levine and Felix, the Company’s principal accountants (“LLF”) billed the Company $0 for the year ended June 30, 2004. LLF was hired effective October 27, 2004. Prior to that time, Stephen A. Diamond, Chartered Accountant (“Stephen A. Diamond”) served as the Company’s principal accountants and billed the Company $10,000 for the year ended June 30, 2003 for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB and services normally provided by Stephen A. Diamond in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003. These were the only services provided by Mr. Diamond for the Company.

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

ELEMENT 21 GOLF COMPANY

Date: November 7, 2005	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: November 7, 2005	By:	/s/Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

Date: November 7, 2005	By:	/s/ Gerald Enloe
Gerald Enloe
Director

Date: November 7, 2005	By	/s/ Jim Morin
Jim Morin
Secretary/Treasurer, CFO and Director

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
(A Development Stage Enterprise)

INDEX

Page

Independent Auditors’ Report - Current Auditor	F-2

Independent Auditors’ Report - Predecessor Auditor	F-3

Consolidated Balance Sheets as of June 30, 2004 and 2003	F-4

Consolidated Statements of Operations For The Years Ended June 30, 2004 and 2003 and the Cumulative Period During the Development Stage Period (September 17, 2002 to June 30, 2004)	F-5

Consolidated Statements of Shareholders’ Deficit For The Years Ended June 30, 2004 and 2003	F-6

Consolidated Statements of Cash Flows For The Years Ended June 30, 2004 2003 and the Cumulative Period During the Development Stage Period (September 17, 2002 to June 30, 2004)	F-7

Notes to Consolidated Financial Statements	F-8

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

LAZAR LEVINE & FELIX LLP

New York, New York
December 16, 2004

INDEPENDENT AUDITORS' REPORT - PREDECESSOR AUDITOR

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

Stephen A. Diamond
Chartered Accountant

Toronto,
Ontario, Canada
October 14, 2003

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 and 2003

	2004	2003
- ASSETS -
CURRENT ASSETS:
Cash	$2,794	$89
Receivable from shareholders	-	19,500
Prepaid expenses and other current assets	2,187	-
TOTAL CURRENT ASSETS	4,981	19,589

OTHER ASSETS:
Investments	-	2,717

TOTAL ASSETS	$4,981	$22,306

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES
Accounts payable	$96,745	$252,190
Loans payable	-	20,687
Accrued expenses	31,937	558,771
TOTAL CURRENT LIABILITIES	128,682	831,648

LONG-TERM LIABILITIES:
Loans payable - shareholders	27,818	-
Due to related parties	513,630	-
	541,448	-

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ DEFICIT
Preferred stock, $.10 par share value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized 82,653,312 and 49,906,220 shares issued and outstanding at June 30, 2004 and 2003, respectively	826,533	499,062
Additional paid-in capital	9,871,868	7,826,135
Deficit accumulated during the development stage	(3,261,401)	(1,032,390)
Accumulated deficit prior to development stage	(8,102,149)	(8,102,149)
	(665,149)	(809,342)

	$4,981	$22,306

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
AND THE DEVELOPMENT STAGE PERIOD (SEPTEMBER 17, 2002 TO JUNE 30, 2004)

			Development
			Period (September
	Year Ended June 30,		17, 2002 to June 30,
	2004	2003	Stage 2004)

REVENUES	$-	$-	$-

COSTS AND EXPENSES
General and administrative	2,226,294	1,010,189	3,083,693
Research and development	-	2,445	2,445
TOTAL COSTS AND EXPENSES	2,226,294	1,012,634	3,086,138

LOSS FROM OPERATIONS	(2,226,294)	(1,012,634)	(3,086,138)

OTHER INCOME (EXPENSE):
Loss from investments	(2,717)	(294,103)	(385,280)
Forgiveness of debt	-	210,017	210,017

	(2,717)	(84,086)	(175,263)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,229,011)	(1,096,720)	(3,261,401)

Provision for income taxes	-	-	-

NET LOSS	$(2,229,011)	$(1,096,720)	$(3,261,401)

Basic and diluted weighted average shares	62,531,532	14,899,436	27,365,998

Basic and diluted loss per share	$(0.04)	$(0.07)	$(0.12

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	Shares	Common Stock	Additional Paid-In Capital	Development Stage Accumulated Deficit	Accumulated Deficit Prior To Development Stage	Total Shareholders’ Equity (Deficit)
Balance, June 30, 2002	5,433,800	$54,338	$7,956,081	$(8,042,722)	$-	$(32,303)
Issuance of common stock to acquire stock of subsidiary	42,472,420	424,724	(212,362)	-	-	212,362
Issuance of common stock for services	2,000,000	20,000	(18,800)	-	-	1,200
Net effect of subsidiary transaction (Note 1)	-	-	101,216	-	4,903	106,119
Accumulated deficit prior to development stage	-	-	-	8,107,052	(8,107,052)	-
Net loss	-	-	-	(1,096,720)	-	(1,096,720)
Balance, June 30, 2003	49,906,220	499,062	7,826,135	(1,032,390)	(8,102,149)	(809,342)

Stock issued in lieu of compensation	2,000,000	20,000	38,808	-	-	58,808
Issuance of common stock in settlement of liabilities	102,165	1,022	19,412	-	-	20,434
Issuance of common stock for services	30,644,927	306,449	1,987,513	-	-	2,293,962
Net loss	-	-	-	(2,229,011)	-	(2,229,011)
Balance, June 30, 2004	82,653,312	$826,533	$9,871,868	$(3,261,401)	$(8,102,149)	$(665,149)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
AND THE DEVELOPMENT STAGE PERIOD (SEPTEMBER 17, 2002 TO JUNE 30, 2004)

	2004	2003	Inception (September 17, 2002) to June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,229,011)	$(1,096,720)	$(3,261,401)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on investment	2,717	-	-
Net effect of subsidiary transactions	-	106,119	192,384
Compensatory stock	2,373,204	1,200	2,374,404
Common stock issued in acquisition of subsidiary	-	212,362	212,362
Changes in:
Prepaid expenses and other current assets	(2,187)	1,050	2,712
Receivable from shareholders	19,500	(19,500)	(113,204)
Accounts payable	(155,445)	243,376	51,662
Accrued expenses	(526,834)	553,771	25,437
Net cash provided by (used in) operating activities	(518,056)	1,658	(515,644)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment	-	(2,717)	(2,717)
Net cash used in investing activities	-	(2,717)	(2,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	513,630	-	513,630
Loans proceeds from shareholders	7,131	-	7,131
Net cash provided from financing activities	520,761	-	520,761

NET INCREASE (DECREASE) IN CASH	2,705	(1,059)	2,400

CASH, BEGINNING OF YEAR	89	1,148	394

CASH, END OF YEAR	$2,794	$89	$2,794

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	-	-	-

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

During 2003, the Company had received loans from an unrelated entity in order to meet its cash obligations. As a results of the Company’s poor cash position, the lender forgave the entire balance owed ($210,017) as of June 30, 2003.

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

From the Company’s inception through October 2002 the Company’s primary source of funds has been the proceeds from private offerings of its common stock and advances from affiliates of Dr. Reeves, other consultants, related parties and loans from stockholders. The Company’s need to obtain capital from outside investors is expected to continue until it  is able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern. As noted in the Company auditor’s report for each of our fiscal years ended 2003 and 2004, there is substantial doubt about our Company’s ability to continue as a going concern. At the present time, the Company is attempting to obtain additional financing by speaking with potential investors, but there are currently no commitments from any source. The Company currently has virtually no cash available and is relying on small advances from its CEO and a few other stockholders, although there is no assurance or commitment of any additional funds from these or any other sources. Therefore, additional funding is immediately necessary. If we do not receive additional funding in time to maintain operations, then it is possible that our business may not be able to continue.

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

The following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB No. 25, deduct the total fair value expense under SFAS No. 123 and shows the reported and pro forma earnings per share amounts:

	Year Ended June 30,
	2004	2003
Net loss, as reported	$(2,229,011)	$(1,096,720)
Add back: stock-based compensation costs included in the determination of net loss, as reported	58,808	-
Less: Stock-based compensation had all options been recorded at fair at fair value	-	-

Adjusted net loss	$(2,170,203)	$(1,096,720)

Weighted average shares outstanding, basic and diluted	62,531,532	14,899,436

Net loss per share, basic and diluted, as reported	$(0.04)	$(0.07)

Adjusted net loss per share, basic and diluted	$(0.04)	$(0.07)

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

A summary of the Company’s stock option plans as of June 30, 2004 and 2003 and changes during the year are presented below:

	Options Granted to
	Director Plan		Option Plan		Service Providers
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding June 30, 2002	65,200	5.90	-	-	125,600	4.32
Options expired June 30, 2003	(8,000)				(94,800)	4.32
Options outstanding June 30, 2003	57,200	5.90	-		30,800	4.32
Option expired June 30, 2004					(30,800)
Options outstanding June 30, 2004	57,200	$5.90	-	$-	-	$-

As of June 30, 2004, all outstanding options are currently exercisable. The weighted average remaining contractual life of options outstanding under the director plan and those granted to service providers was 4.3 years and 0.0 years respectively at June 30, 2004 and 2003. The holders of these options also have rights to receive options of AssureTec Holdings, after considering AssureTec Holdings March 31, 2004 reverse one for 31 split.

Exercise prices of the outstanding options are as follows:

Exercise Prices	Number of Options
$37.50	1,200
$9.96	1,600
$1.06	6,400
$0.44	1,600
$0.32	3,200
$0.63	3,200
$0.17	40,000
57,200

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

The Company has not filed federal or state tax returns for any of the tax years subsequent to December 31, 1993. Management intends to cure this deficiency as soon as possible and expects there will be no federal tax liability for these delinquent years. The net current and long-term deferred taxes consisted of the following components as of June 30:

2004 Tax Effect

		Asset		Liability
Item	Total	Current	Long-Term	Current	Long-Term
Book to tax adjustment	$76,889	$-	$-	$76,889	$-
Net operating loss deduction	812,101	-	812,101	-	-
	888,990	-	812,101	76,889	-
Valuation allowance	(888,990)	-	(812,101)	(76,889)	-
	$-	$-	$-	$-	$-

2003 Tax Effect

		Asset		Liability
Item	Total	Current	Long-Term	Current	Long-Term
Book to tax adjustment	$100,837	$-	$-	$100,837	$-
Net operating loss deduction	711,264	-	711,264	-	-
	812,101	-	711,264	100,837	-
Valuation allowance	(812,101)	-	(711,264)	(100,837)	-
	$-	$-	$-	$-	$-

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004 AND 2003

NOTE 4 -	INCOME TAXES: (Continued):

Changes in the valuation allowance were as follows:

Balance June 30, 2002	$546,008
Net increase	266,093
Balance June 30, 2003	812,101
Net increase	76,889
Balance June 20,2004	$888,990

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

The Company intends to distribute a dividend, in the form of shares of Holdings and ACT, to its shareholders. Such dividend will be made to shareholders of record as of October 4, 2004 (other than the previous Element 21 shareholders in accordance with their consent).

See notes to consolidated financial statements.