Form 10QSB
period 2005-09-30
ELEMENT 21 GOLF CO
filed 2005-11-21
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date,  99,774,506 shares of common stock, par value $.01 per share as of November  21, 2005.

Transitional Small Business Disclosure Format (Check One) Yes ☐  No  ☐

Element 21 Golf Company

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

- ASSETS -
	September 30, 2005	June 30, 2005
	(unaudited)
CURRENT ASSETS:
Cash	$3,816	$1,148
Accounts receivable - net of allowance for doubtful accounts of $0	6,193	36,451
Inventories	130,467	170,928
Prepaid expenses and other current assets	4,180	6,380
TOTAL CURRENT ASSETS	144,656	214,907

FIXED ASSETS - NET	15,128	12,712

TOTAL ASSETS	$159,784	$227,619

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable	$358,055	$416,446
Accrued expenses	543,000	543,000
TOTAL CURRENT LIABILITIES	901,055	959,446

LONG-TERM LIABILITIES:
Accounts payable - related parties	573,527	483,764
Loans and advances - officers/shareholders	484,251	484,251
	1,057,778	968,015

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized, 98,774,508 and 87,487,241 shares issued and outstanding at September 30, and June 30, 2005, respectively	987,745	874,872
Additional paid-in capital	10,888,433	10,141,767
Accumulated deficit	(13,675,227)	(12,716,481)
	(1,799,049)	(1,699,842)

	$159,784	$227,619

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(unaudited)

	Three months Ended September 30,
	2005	2004

REVENUES	$22,620	$-

COSTS AND EXPENSES
Costs of sales	12,074	-
General and administrative	969,292	425,918
TOTAL COSTS AND EXPENSES	981,366	425,918

LOSS FROM OPERATIONS - BEFORE PROVISION FOR INCOME TAXES	(958,746)	(425,918)

Provision for income taxes	-	-

NET LOSS	$(958,746)	$(425,918)

Basic and diluted weighted average shares	94,647,551	83,971,983

Basic and diluted loss per share	$(0.01)	$(0.01)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(958,746)	$(425,918)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory stock	779,539	288,000
Depreciation	784	76
Changes in:
Accounts receivable	30,258	-
Inventories	40,461	-
Prepaid expenses and other current assets	2,200	-
Accounts payable	(58,391)	82,021
Accrued expenses	-	1,242
Net cash (used in) operating activities	(163,895)	(54,579)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(3,200)	(3,057)
Net cash (used in) investing activities	(3,200)	(3,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	89,763	61,475
Proceeds from sale of warrants to purchase common stock	80,000	-
Net cash provided from financing activities	169,763	61,475

NET INCREASE IN CASH	2,668	3,839

CASH, BEGINNING OF PERIOD	1,148	2,794

CASH, END OF PERIOD	$3,816	$6,633

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1          NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and subsidiaries (a development stage enterprise) (the “Company” and or “Element 21”) designs, develops and has begun to market, Scandium alloy golf products.  The first products manufactured using the Company’s proprietary technology have been recently produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of it’s fiscal year ended June 30, 2005.

The Company is subject to a number of risks similar to those of other companies in the early stages of operations.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful marketing of its products and the need to obtain adequate financing necessary to fund future operations.  Certain consultants, who are also stockholders of the Company, have advanced funds to allow the Company to acquire aluminum Scandium alloy concentrate from Russia and to acquire critical lateral forging equipment made in the U.S., both of which were shipped to South Korea to enable the production of Scandium alloy golf shafts.

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 2005.

NOTE 2          FUTURE OPERATIONS/GOING CONCERN:

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only recently begun producing revenues however, not on any consistent basis.  Even with the generation of revenues from the sale of golf shafts now being produced and sold, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:
	September 30, 2005	June 30, 2005

Negative working capital	$756,399	$744,539
Net loss	958,746	1,352,931
Accumulated deficit	13,675,227	12,716,481

As shown in the accompanying financial statements, during the three months ended September 30, 2005 the Company incurred a net loss of $958,746 and cash utilized by operations during this period was $163,895. For the fiscal year ended June 30, 2005, the Company realized a net loss of $1,352,931 and utilized cash of $414,754 for operating purposes.

These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern.  The unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2          FUTURE OPERATIONS/GOING CONCERN (CONTINUED):

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

Managements’ plans for the Company include more aggressive marketing, raising additional capital and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

During the three months ended September 30, 2005 the Company issued 11,281,265 shares of its common stock to consultants for services rendered by them and recorded an expense of $779,539.  The Company also sold warrants to purchase one million shares of its common stock at a price of $0.08 per warrant, realizing proceeds of $80,000. The exercise price for shares purchased under this warrant is $.15 per share.

NOTE 3          RELATED PARTY ADVANCES:

During the three month period ended September 30, 2005, certain related parties advanced to the Company a total of $89,763.  These advances are recorded as an increase in loans and are not expected to be repaid during the next twelve months..

NOTE 4          NET LOSS PER SHARE:

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods.  Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution of stock options and warrants outstanding, exercised and/or converted into common stock, unless the effect of such equivalent shares was anti-dilutive.

For the three months ended September 30, 2005 and 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share.

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Information

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies.  Forward-looking statements often include the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or similar expressions.  In this Form 10-QSB, forward-looking statements also include:

▪        statements about our business plans;
▪        statements about the potential for the development, regulatory approval and public acceptance of new services;
▪       estimates of future financial performance;
▪        predictions of national or international economic, political or market conditions;
▪        statements regarding other factors that could affect our future operations or financial position; and
▪       other statements that are not matters of historical fact.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

For the three months ended September 30, 2005 the Company, had revenue of $22,620 and incurred costs of sales of $12,074 and general and administrative expenses of $969,292. Included in general and administrative expenses is a non-cash charge of $779,539, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $958,746, as compared with the three months ended September 30, 2004 in which the Company had no revenues and general and administrative expenses of $425,918, resulting in a net loss also of $425,918.  The primary reason for the higher amount of general and administrative expenses during the three months ending September 30, 2005 is due to expenditures incurred in the marketing of our product.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of September 30, 2005 of $756,399.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2005, we had a working capital deficiency of $744,539.  Our continuation as a going concern will require that we raise significant additional capital.

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

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $13,675,227 as of September 30, 2005.   We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses.  These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of September 30, 2005, we have no employees and utilize the services of consultants.   Nataliya Hearn, PhD, who is also our CEO and President based in Toronto, Canada, oversees the Company’s engineering, alloy supply and production.  Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and United States Golf Association compliance for golf products.

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

PART II - OTHER INFORMATION

Item 1             LEGAL PROCEEDINGS

None

Item 2             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005 the Company issued 11,281,265 shares of its common stock to consultants for services rendered by them and recorded an expense of $779,539.  The Company also sold warrants to purchase one million shares of its common stock at a price of $0.08 per warrant, realizing proceeds of $80,000. The exercise price for shares purchased under this warrant is $.15 per share. The shares and warrants were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Element 21 Golf Company

November 18, 2005	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

November 18, 2005	By:	/s/ Jim Morin
Secretary, Treasurer,
CFO and Director