Form 10QSB
period 2005-12-31
ELEMENT 21 GOLF CO
filed 2006-02-14
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

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

-

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 99,093,950 shares of common stock, par value $.01 per share as of February 1, 2006.

Transitional Small Business Disclosure Format (Check One) Yes ☐  No  ☐

Element 21 Golf Company

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

- ASSETS -
	December 31, 2005	June 30, 2005
	(unaudited)
CURRENT ASSETS:
Cash	$1,475	$1,148
Accounts receivable - net of allowance for doubtful accounts of $0	1,051	36,451
Inventories	181,913	170,928
Prepaid expenses and other current assets	4,180	6,380
TOTAL CURRENT ASSETS	188,619	214,907

FIXED ASSETS - NET	563,838	12,712

TOTAL ASSETS	$752,457	$227,619

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable	$1,066,280	$416,446
Accrued expenses	516,566	543,000
TOTAL CURRENT LIABILITIES	1,582,846	959,446

LONG-TERM LIABILITIES:
Accounts payable - related parties	671,246	483,764
Loans and advances - officers/shareholders	504,001	484,251
	1,175,247	968,015

TOTAL LIABILITIES	2,758,093	1,927,461

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 5,000,000 shares, no shares issued and outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized 99,093,950 and 87,487,241 shares issued and outstanding at December 31, and June 30, 2005, respectively	990,940	874,872
Additional paid-in capital	11,003,439	10,141,767
Accumulated deficit	(14,000,015)	(12,716,481)
	(2,005,636)	(1,699,842)

	$752,457	$227,619

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(unaudited)

	Six Months Ended December 31		Three months Ended December 31
	2005	2004	2005	2004

REVENUES	$25,700	$--	$3,080	$--

COSTS AND EXPENSES
Costs of sales	14,124	--	2,050	--
General and administrative	1,295,110	500,691	325,818	74,773
TOTAL COSTS AND EXPENSES	1,309,234	500,691	327,868	74,773

LOSS FROM OPERATIONS - BEFORE PROVISION FOR INCOME TAXES	(1,283,534)	(500,691)	(324,788)	(74,773)

Provision for income taxes	--	--	--	--

NET LOSS	$(1,283,534)	$(500,691)	$(324,788)	$(74,773)

Basic and diluted weighted average shares	96,793,992	85,319,979	98,917,101	86,653,312

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(unaudited)

	Six Months Ended December 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,283,534)	$(500,691)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensatory stock	897,740	288,000
Depreciation	80,638	152
Changes in:
Accounts receivable	35,400	--
Inventories	(10,985)	--
Prepaid expenses and other current assets	2,200	(6,773)
Accounts payable	649,834	153,810
Accrued expenses	(26,434)	3,742
Net cash provided from (used in) operating activities	344,859	(61,760)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(631,764)	(3,057)
Net cash (used in) investing activities	(631,764)	(3,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances from related parties	207,232	63,449
Proceeds from sale of warrants to purchase common stock	80,000	--
Net cash provided by financing activities	287,232	63,449

NET INCREASE (DECREASE) IN CASH	327	(1,368)

CASH, BEGINNING OF PERIOD	1,148	2,794

CASH, END OF PERIOD	$1,475	$1,426

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$--	$--
Taxes paid	--	--

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE 1          NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and subsidiaries (the “Company” and or “Element 21”) designs, develops and has begun to market, Scandium alloy golf products.  The first products manufactured using the Company’s proprietary technology have been recently produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2005.

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

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 2005.

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

Key financial information follows:
	Six Months Ended December 31, 2005	Year Ended June 30, 2005

Negative working capital	$1,394,227	$744,539
Net loss	1,283,534	1,352,931

As shown in the accompanying financial statements, during the three and six months ended December 31, 2005 the Company incurred a net loss of $324,788 and $1,283,534, respectively. Cash provided from operations during this period was $344,859, however, the Company also borrowed funds from its shareholders / officers and sold common stock purchase warrants in order to use $631,764 for the purchase of capital assets. For the fiscal year ended June 30, 2005, the Company realized a net loss of $1,352,931 and utilized cash of $414,754 for operating purposes.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE 2          FUTURE OPERATIONS/GOING CONCERN (CONTINUED):

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

During the six months ended December 31, 2005 the Company issued 11,606,709 shares of its common stock to consultants for services rendered by them and recorded an expense of $897,740 respectively.  The Company, during the first quarter of the current fiscal year, also sold warrants to purchase one million shares of its common stock at a price of $0.08 per warrant, realizing proceeds of $80,000. The exercise price for shares purchased under this warrant is $.15 per share.

NOTE 3          RELATED PARTY ADVANCES:

During the six month period ended December 31, 2005, certain related parties advanced to the Company a total of $207,232.  These advances are recorded as an increase in loans.

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

For the three and six months ended December 31, 2005 and 2004, the effect of stock options (52,800 outstanding as of December 31, 2005) and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share.

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

Results of Operations

Three and Six Months Ended December 31, 2005 and 2004

For the six months ended December 31, 2005 the Company, had revenues of $25,700 and incurred costs of sales of $14,124 and general and administrative expenses of $1,295,110. Included in general and administrative expenses is a non-cash charge of $897,740, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $1,283,534, as compared with the six months ended December 31, 2004 in which the Company had no revenues and general and administrative expenses of $500,691, resulting in a net loss also of $500,691. For the three months ended December 31, 2005 the Company, had revenues of $3,080 and incurred costs of sales of $2,050 and general and administrative expenses of $325,818. Included in general and administrative expenses for the current three month period, is a non-cash charge of $118,200, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $324,788, as compared with the three months ended December 31, 2004 in which the Company had no revenues and general and administrative expenses of $74,773, resulting in a net loss also of $74,773.  The primary reason for the higher amount of general and administrative expenses during the six and three month periods ending December 31, 2005, is due to expenditures incurred in the marketing of our product.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of December 31, 2005 of $1,394,227. However, the Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2005, we had a working capital deficiency of $744,539.  Our continuation as a going concern will require that we raise significant additional capital.

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

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $14,000,015 as of December 31, 2005. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses.  These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of December 31, 2005, we have no employees and utilize the services of consultants. Nataliya Hearn, PhD, who is also our CEO and President based in Toronto, Canada, oversees the Company’s engineering, alloy supply and production.  Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and United States Golf Association compliance for golf products.

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

It is possible that third parties might claim infringement by us with respect to past, current or future technologies.  We expect that participants in our markets will increasingly be subject to infringement claims as the number of services and competitors in our industry grows.  Any claims, whether meritorious or not, could be time-consuming, result in costly litigation and could require us to enter into royalty or licensing agreements.  These royalty or licensing agreements might not be available on commercially reasonable terms or at all.

Defects In Our Products May Adversely Affect Our Business.

Complex technologies such as the technologies developed by us may contain defects when introduced. Our introduction of technology with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than a National Exchange.

There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

- Limited release of the market prices of our securities;

- Limited news coverage of us;

- Limited interest by investors in our securities;

- Volatility of our stock price due to low trading volume;

- Increased difficulty in selling our securities in certain states due to “blue sky” restrictions; and

- Limited ability to issue additional securities or to secure additional financing.

“Penny Stock” Regulations May Impose Certain Restrictions On The Marketability of Our Securities.

The Securities and Exchange Commission (the “Commission”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. The Company's Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Company's securities and may negatively affect the ability of purchasers of the Company's shares of Common Stock to sell such securities.

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

Element 21 Golf Company

Date: February 14, 2006	By:	/s/ Nataliya Hearn, Ph.D.
Nataliya Hearn, Ph.D.
President and Director

Date: February 14, 2006	By:	/s/ Jim Morin
Secretary, Treasurer, CFO and Director