Form 10QSB
period 2006-03-31
ELEMENT 21 GOLF CO
filed 2006-05-19
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File No. 0-15260

Element 21 Golf Company
(Exact name of small business issuer as specified in its charter)

Delaware	88-0218411
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification No.)

200 Queens Quay E., Toronto, Ontario, Canada, M5A 4K9
(Address of principal Executive offices Zip Code)

416-362-2121
Issuer's telephone number, including area code

207 Queens Quay W. #455, Toronto, Ontario, Canada, M5J 2A7
Former name, former address and formal fiscal year if changed since last report

-

Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 99,630,554 shares of common stock, par value $.01 per share as of May 1, 2006.

Transitional Small Business Disclosure Format (Check One) Yes ☐  No ☒

Element 21 Golf Company

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(unaudited)

- ASSETS -

CURRENT ASSETS:
Cash	$157,084	$1,148
Accounts receivable - net of allowance for doubtful accounts of $nil	3,915	36,451
Inventories	143,864	170,928
Prepaid expenses and other current assets	17,878	6,380
TOTAL CURRENT ASSETS	322,741	214,907

FIXED ASSETS – NET	501,371	12,712

TOTAL ASSETS	$824,112	$227,619

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable	$445,968	$416,446
Accrued expenses	623,866	543,000
Accrued interest	8,511	-
Convertible notes	540,000	-
TOTAL CURRENT LIABILITIES	1,618,345	959,446

LONG-TERM LIABILITIES:
Accounts payable – related parties	86,723	483,764
Loans and advances – officers/shareholders	504,001	484,251
TOTAL LONG-TERM LIABILITIES	590,724	968,015

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.10 par value, authorized 5,000,000 shares, 2,113,556 outstanding	211,356	-
Common stock, $.01 par value; 100,000,000 shares authorized 99,630,554 and 87,487,241 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	996,306	874,872
Additional paid-in capital	13,236,468	10,141,767
Accumulated deficit	(15,829,087)	(12,716,481)
	(1,384,957)	(1,699,842)

	$824,112	$227,619
See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(unaudited)

	Three Months Ended March 31		Nine months Ended March 31
	2006	2005	2006	2005

REVENUES	$17,529	$16,835	$43,229	$16,835

COSTS AND EXPENSES
Costs of sales	7,001	11,810	21,125	11,810
General and administrative	1,557,089	150,551	2,852,199	651,242
Interest expense	8,511	-	8,511	-
TOTAL COSTS AND EXPENSES	1,572,601	162,361	2,881,835	663,052

LOSS FROM OPERATIONS - BEFORE PROVISION FOR INCOME TAXES	(1,555,072)	(145,526)	(2,838,606)	(646,217)

Provision for income taxes	-	-	-	-

NET LOSS	(1,555,072)	(145,526)	(2,838,606)	(646,217)

Preferred stock dividend	274,000	-	274,000	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,829,072)	$(145,526)	$(3,112,606)	$(646,217)

Basic and diluted weighted average shares	99,523,233	86,653,312	98,601,652	85,748,203

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.01)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(unaudited)

	Nine Months Ended March 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,838,606)	$(646,217)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory stock	959,935	288,000
Depreciation	161,972	1,152
Changes in:
Accounts receivable	32,536	-
Inventories	27,064	(187,879)
Prepaid expenses and other current assets	(11,498)	(961)
Accounts payable	921,168	384,266
Accrued expenses	630,866	3,742
Accrued interest	8,511	-
Net cash used in operating activities	(108,052)	(157,897)

CASH FLOW FROM INVESTING ACTIVITY:
Purchase of capital assets	(650,631)	(13,193)
Net cash used in investing activity	(650,631)	(13,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	274,869	56,324
Loan proceeds from shareholders	19,750	113,222
Proceeds from sale of warrants to purchase common stock	80,000	-
Convertible debentures issued	540,000	-
Net cash provided from financing activities	914,619	169,546

NET INCREASE (DECREASE) IN CASH	155,936	(1,544)

CASH, BEGINNING OF PERIOD	1,148	2,794

CASH, END OF PERIOD	$157,084	$1,250

SUPPLEMENTAL CASH FLOW INFORMATION:
(a) Interest paid	$-	$-
Taxes paid	$-	$-

(b) During the quarter ended March 31, 2006 the Company satisfied payables aggregating $2,113,556 through the issuance of 2,113,556 shares of preferred stock.

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
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

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 2005.

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

Key financial information follows:
	March 31, 2006	June 30, 2005
Negative working capital	$1,295,604	$744,539

	March 31, 2006	March 31, 2005
Net loss for the three month period ended	$1,555,072	$145,526
Net loss for the nine month period ended	2,838,606	646,217

As shown in the accompanying financial statements, during the three and nine months ended March 31, 2006 the Company incurred a net loss of $1,555,072 and $2,838,606 respectively (2005 - $145,526 and $646,217 respectively). Cash used in operations during the nine month periods ended March 31, 2006 and 2005 was $108,052 and $157,897 respectively.

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 2          FUTURE OPERATIONS/GOING CONCERN (CONTINUED):

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

NOTE 3          RELATED PARTY ADVANCES:

During the nine month period ended March 31, 2006, certain related parties advanced to the Company a total of $274,869.  These advances are recorded as an increase in loans. The advances non-interest bearing and due on demand.

Accrued expenses includes accrued management fees payable to officers and consultants to the corporation in respect of services performed.

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

For the three and nine months ended March 31, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share.

NOTE 5          CONVERTIBLE NOTES:

Between January 17, 2006 and March 8, 2006 the Company issued a series of convertibles notes for proceeds of $540,000. The notes are due one year from the date of issuance and bear interest at 10% per annum. The principal and accrued interest are convertible into common shares of the Company at the option of the investor, in the event that the Company consummates an equity transaction for gross proceeds of at least $5 million (the “Conversion Event”), at the same price as such equity is issued (the “Conversion Price”). Also, the holder of $200,000 of the notes has the option to convert at a price of $0.17 per share in the case of a Conversion Event. The lenders also received three separate warrants, each of which entitle the investor to invest an amount equal to the investor's note investment in the purchase of additional shares of the Company at the Conversion Price. These warrants expire evenly after 12, 24 and 36 months from the date of issuance.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 6          PREFERRED SHARES:

In February 2006, the Company issued a total of 2,113,556 shares of newly designated Series A Convertible Preferred Stock in order to settle outstanding debts owed to officers and consultants of the Company (a portion of which were for unpaid consulting fees) in the aggregate amount of $2,113,556. The shares of Series A Convertible Preferred Stock are convertible at the option of the holder, at any time after issuance. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the Original Issue Price of shares of Series A Convertible Preferred Stock, or $1.00, by the Conversion Price which is initially equal to $0.255 and is subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to fifty votes.

Also, in February 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at a price of $0.01 as part of the Company’s repayment of outstanding indebtedness to a creditor of the company. The warrants vested immediately and are exercisable for a three year period from the date of issuance.

All of the foregoing securities were issued upon reliance on the exemption from the Securities Act registration requirements contained in Section 4(2) of the Securities Act.

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Information

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies.  Forward-looking statements often include the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or similar expressions.  In this Form 10-QSB, forward-looking statements also include:

·        statements about our business plans;
·        statements about the potential for the development, public acceptance of new product;
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

These forward looking statements speak only as of the date of this Form 10-QSB.  We believe it is in the best interests of our investors to use forward-looking statements in discussing future events.  However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may materially affect actual results, whether as a result of new information, future events or otherwise.  You should carefully review the risk factors described in this Form 10-QSB and also review the other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three and Nine Months Ended March 31, 2006 and 2005

For the three and nine month periods ended March 31, 2006 the Company had revenue of $17,529 and $43,229 respectively, incurred costs of sales of $7,001 and $21,125 respectively, and incurred general and administrative expenses of $1,557,089 and $2,852,199 respectively. Included in general and administrative expenses for the three and nine month periods ended March 31, 2006 is a non-cash charge of $62,195 and $959,935 respectively, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $1,555,072 for the past three months, and a net loss of $2,838,606 for the past nine months. The Company had $16,835 in revenues and $11,810 in costs of goods sold during the same periods in the prior year, all coming in the three months ended March 31, 2005. General and administrative expenses were $150,551 and $651,242 in the three and nine month comparative periods in 2005, resulting in a net loss of $145,526 and $646,217 respectively.  The primary reason for the higher amount of general and administrative expenses during the three and nine month periods ended March 31, 2006 is due to increased expenditures incurred in the marketing of our product of $130,582 and management fees of $1,204,242.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of March 31, 2006 of $1,295,604.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2005, we had a working capital deficiency of $744,539.  Our continuation as a going concern will require that we raise significant additional capital.

Absent continued issuance of common stock for services by these consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft product line or market golf products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance such capital will be raised on terms acceptable to the Company or raised at all. If this capital is raised, it may cause significant dilution to the Company’s stockholders or may cause the Company to increase its outstanding indebtedness.

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

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating Losses.

We have a history of substantial operating losses and an accumulated deficit of $15,829,087 as of March 31, 2006 ($12,716,481 as of June 30, 2005). We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses.  These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of March 31, 2006, we have no employees and utilize the services of consultants. Nataliya Hearn, PhD, who is also our CEO and President based in Toronto, Canada, oversees the Company’s engineering, alloy supply and production.  Jim Morin, who is also our Vice-President, Secretary and Treasurer, and Frank Gojny, both of whom are based in California, oversee the development, testing and United States Golf Association compliance for golf products.

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

Competition From Traditional Golf Equipment Providers May Increase And We May Not Be Able to Adequately Compete.

The market for golf shafts is highly competitive.  There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and also have greater name recognition and market presence.  These competitors could reduce their prices and thereby decrease the demand for our products and technologies.  These competitors may lower their prices to compete with us.  We expect competition to intensify in the future, which could also result in price reductions, fewer customers and lower gross margins.

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

PART II - OTHER INFORMATION

Item 1             LEGAL PROCEEDINGS

No material developments.

Item 2             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 17, 2006 and March 8, 2006 the Company issued a series of convertibles notes for proceeds of $540,000. The notes are due one year from the date of issuance and bear interest at 10% per annum. The principal and accrued interest are convertible into common shares of the Company at the option of the investor, in the event that the Company consummates an equity transaction for gross proceeds of at least $5 million (the “Conversion Event”), at the same price as such equity is issued (the “Conversion Price”). Also, the holder of $200,000 of the notes has the option to convert at a price of $0.17 per share in the case of a Conversion Event. The lenders also received three separate warrants, each of which entitle the investor to invest an amount equal to the investor's note investment in the purchase of additional shares of the Company at the Conversion Price. These warrants expire evenly after 12, 24 and 36 months from the date of issuance.

In February 2006, the Company issued a total of 2,113,556 shares of newly designated Series A Convertible Preferred Stock in order to settle outstanding debts owed to officers and consultants of the Company (a portion of which were for unpaid consulting fees) in the aggregate amount of $2,113,556. The shares of Series A Convertible Preferred Stock are convertible at the option of the holder, at any time after issuance. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the Original Issue Price of shares of Series A Convertible Preferred Stock, or $1.00, by the Conversion Price which is initially equal to $0.255 and is subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to fifty votes.

Also, in February 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock as part of the Company’s repayment of outstanding indebtedness to a creditor of the company. The warrants vested immediately and are exercisable for a three year period from the date of issuance.

All of the foregoing securities were issued upon reliance on the exemption from the Securities Act registration requirements contained in Section 4(2) of the Securities Act.

Item 3             DEFAULT UPON SENIOR SECURITIES

None

Item 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5             OTHER INFORMATION

None

Item 6             EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

Date: May 18, 2006	By:	/s/ Natalia Hearn
Nataliya Hearn, Ph.D. President and Director

Date: May 18, 2006	By:	/s/ Jim Morin
Jim Morin
Treasurer, Secretary and Director