Form 10KSB
period 2006-06-30
ELEMENT 21 GOLF CO
filed 2006-10-13
CIK 797662

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File No. 000-15260

Element 21 Golf Company
(Name of Small Business Issuer in its Charter)

Delaware	88-0218411
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9
(Address of Principal Executive Offices)

Registrant’s Telephone Number: 416-362-2121

Not Applicable
(Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, one-cent ($0.01) Par Value

Check whether the issuer is not required to give reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Issuer’s revenues for its most recent fiscal year: June 30, 2006 = $51,569

As of October 12, 2006 there were approximately (OPEN - need non-affiliated shares) shares of our common voting stock held by non-affiliates having a market value of approximately $xx on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of October 12, 2006, there were 99,630,554 shares of common stock of the Issuer outstanding.

Element 21 Golf Company

10-KSB for the Year Ended June 30, 2006

Table of Contents

Will need to be re-paginated once completed.

PART I

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. In this Form 10-KSB, forward-looking statements also include:

•	statements about our business plans;

•	statements about the potential for the development and public acceptance of new products;

•	estimates of future financial performance;

•	predictions of national or international economic, political or market conditions;

•	statements regarding other factors that could affect our future operations or financial position; and

•	other statements that are not matters of historical fact.

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

These forward-looking statements speak only as of the date of this Form 10-KSB. We believe it is in the best interest of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, and also review our Quarterly Reports on Form 10-QSB.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development.

Element 21 Golf Company (the “Company,” “E21,” “we,” “us” or terms of similar meaning) was originally formed as OIA, Inc., a Delaware corporation, in 1986. In 1992, the Company changed its name to Biorelease Corp., and was engaged in the business of biotechnology from 1992 through 1995. From mid-1995 through September 2001, the Company sponsored a number of early-stage ventures. In June 2001, the Company changed its name from Biorelease Corp. to BRL Holdings, Inc.

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

Effective October 3, 2002, [Note 1 to financials says Sept, 2002 - which is it?] we acquired 100% of the outstanding common stock of Element 21 Golf Company, a Delaware corporation (“Element 21”), in exchange for 42,472,420 restricted shares of our common stock (“the Acquisition”). We also converted options to acquire 6,432,000 shares of Element 21 common stock into options to acquire 6,432,000 shares of our common stock. This Acquisition has been accounted for as a “reverse” acquisition using the purchase method of accounting, as the shareholders of Element 21 owned a majority of the outstanding stock of our Company immediately following the Acquisition. Following the Acquisition, we changed our name to Element 21 Golf Company.

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

During the fiscal year of 2006, the Company issued an aggregate of 12,143,313 shares of common stock to consultants as payment for services rendered.

Recent Events

On July 31, 2006 (the “Initial Closing Date”), the Company agreed to a $4 million equity financing by entering into two Series B Convertible Preferred Stock Subscription Agreements (each a “Subscription Agreement” and collectively the “Subscription Agreements”) with each of Clearline Capital, LLC and Vladimir Goryunov (each a “Purchaser” and collectively, the “Purchasers”). Each Subscription Agreement provides for the sale by the Company to the applicable Purchaser of 117,648 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), and warrants to purchase an aggregate of 17,647,059 shares of the Company’s common stock, in exchange for and in consideration of an aggregate investment by each Purchaser of $2 million in cash (each Purchaser’s “Investment Amount”), which amount is to be invested by each Purchaser in two equal $1 million installments, the first of which occurred on the Initial Closing Date and the second of which will occur at a subsequent closing to occur on or before November 30, 2006 (the “Subsequent Closing”, and the date of such Subsequent Closing, the “Subsequent Closing Date”); provided that the Company satisfies the necessary condition precedent to the Subsequent Closing as described below.

On the Initial Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Series B Preferred Stock and two warrants (the terms of which are more fully described below) to purchase an aggregate of 8,823,530 shares of common stock. The Subscription Agreements obligate each Purchaser to invest the remaining $1 million of its Investment Amount (each Purchaser’s “Additional Investment Amount”) in the Company no later than November 30, 2006, subject only to the Company converting at least 80% of the aggregate outstanding principal amount evidenced by those certain convertible promissory notes issued by the Company between February 2006 and July 31, 2006 (collectively, the “Promissory Notes”) into shares of common stock prior to the Subsequent Closing Date. In exchange for each Purchaser’s Additional Investment Amount, the Company will issue to each Purchaser an additional 58,824 shares of Series B Preferred Stock and two additional warrants (the terms of which are more fully described below) to purchase an aggregate of an additional 8,823,529 shares of common stock.

On the Initial Closing Date the Company granted each Purchaser (i) one warrant to purchase 3,750,000 shares of common stock at an exercise price of $0.22 per share in the event the warrant is exercised on or prior to July 31, 2007, and $0.28 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one warrant to purchase 5,073,530 shares of common stock at an exercise price of $0.28 per share (each an “Initial Warrant”, and collectively, the “Initial Warrants”). Assuming that the conditions precedent to the Subsequent Closing are satisfied, on the Subsequent Closing Date, the Company will grant each Purchaser (i) one additional warrant to purchase 3,750,000 shares of common stock at an exercise price of $0.22 per share in the event the warrant is exercised on or prior to July 31, 2007, which increases to $0.28 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one additional warrant to purchase 5,073,530 shares of common stock at an exercise price of $0.28 per share (each a “Subsequent Warrant”, collectively, the “Subsequent Warrants” and collectively with the Initial Warrants, the “Warrants”). The Warrants expire on January 31, 2009. The exercise prices of the Warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The terms of the Initial Warrants and the Subsequent Warrants are identical.

Business of the Issuer

Element 21 was formed on September 18, 2002 to acquire partially-developed golf technology and to design, develop and bring to market golf club shafts and golf heads made from a patented scandium alloy exclusively licensed to the Company (the “E21 Alloy”). The active ingredient in the E21 Alloy is Scandium, which is element No. 21 in the Periodic Table of Elements. E21 Alloy shafts are believed to exhibit properties that out-perform titanium with a higher strength-to-weight ratio of up to 25% and a specific density advantage of 55%. The E21 Alloy is lighter, stronger and more cost effective than titanium. This advanced metal technology was originally developed in the former Soviet Union for military applications during the 1970s. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station. The Company is attempting to commercialize Scandium’s use in golf shafts and golf heads. During the past year, we solidified our sales and marketing strategies and initiated an international public relations event that has generated coverage in over 100 publications worldwide. Our team was bolstered by the hiring of addition golf executives, including industry veteran Bill Dey, who was hired to run the company’s golf program. E21’s Eagle One shafts made their first appearance on the PGA Tour and were tested by a large number of PGA Tour professionals and are now in play on the tour on regular basis. In addition, the Company received over 150 applications to distribute E21 golf equipment.

In September, 2002, Element 21 acquired from Dr. Nataliya Hearn, our current Chief Executive Officer, and David Sindalovsky, a consultant to the Company (the “Assignors”), the exclusive right to use, produce and sell the E21 Alloy for golf club shafts and golf heads. Although these rights do not cover all mixes of scandium alloy, the Company believes that any scandium alloy outside the range of its patent-protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. Upon completion of the Acquisition, the previous officers and directors of the Company resigned and Dr. Hearn became the Company’s President/ CEO and a Director and Jim Morin and Gerald Enloe also became Directors. Mr. Morin also served as Vice President and Chief Financial Officer of the Company prior to his resignation from the Board on July 31, 2006.

To date, the Company has operated solely through strategic consultants and without full-time employees. Consultant Nataliya Hearn, PhD, who is our CEO and President, is based in Toronto, Canada, and oversees the Company’s engineering, alloy supply and production. Consultant David Sindalovsky is responsible for material sourcing, manufacturing and production path developments, and supervising the engineering and design of the golf club components. Bill Dey, who joined the Company in January, 2006, as Executive Vice President and General Manager, is an accomplished golf industry executive who has been involved in the industry since the late 1980’s. John Grippo, a consultant to the Company who was appointed as the Company’s Chief Financial Officer in March, 2006, has over 15 years experience as a CFO for public and private companies ranging in size up to $250 million in annual revenues. This past year, the Company also retained the services of Mark Myrhum as Senior Designer. Mr. Myrhum has been providing club design solutions to the golf industry for more than 15 years. Golf clubs designed by Mr. Myrhum have been played by U.S. and British Open champions, Masters and PGA champs, top-ranked PGA players and leading LPGA and Senior PGA money winners. After an 8-year career as the Principle Engineer and Chief Designer for Wilson Golf, Mark Myrhum started MCM Golf, Inc. in 1996. His clients have included Wilson Sporting Goods, McHenry Metals, Carbite Golf, MasterGrip, Tour Edge and others. After earning a Bachelors of Science degree in Engineering Mechanics from the University of Wisconsin-Madison, Mr. Myrhum's career began at NASA Ames Research Center and the Goodyear Tire and Rubber Company. Consultant Howard Butler, PhD, is one of the world’s leading golf designers. Dr. Butler has done extensive design work on the various types of clubs incorporating the Company’s advanced scandium technology as well as laboratory testing and informal player testing and assessments. Consultant Stephen Meldrum has 17 years senior executive experience in international sales and licensing, and is handling investor relations for the Company.

Additionally, several sales executives have been retained as consultants tasked with business development and building retail distribution channels. Professional player relations are handled by Andy Harris.

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

The second strategic partner of the Company is Yunan Aluminum, which is in the business of manufacturing precision tubing for outdoor recreation and sporting markets. Yunan Aluminum was established in 1979 in South Korea, and now manufactures, for parties other than the Company, about 80,000 pounds per month of high quality products made of high strength aluminum alloys. In August 2003 the company reached an agreement with Yunan Aluminum to produce E21 Alloy golf shafts and club components exclusively for the Company in South Korea.

Pan Osprey, a Chinese manufacturer of OEM golf equipment specializing in high-end golf clubs manufactured under license for some of the leading brand names in golf, will manufacture a full line of clubs with proprietary designs from Element 21's design labs when the Company begins commercial production of its clubs, of which there can be no assurance. The planned lineup includes drivers, fairway woods, a full range of irons, wedges, hybrid clubs, and putters. Pursuant to the Company’s exclusive manufacturing agreement with Pan Osprey, the Company will provide the raw materials from which Pan Osprey will manufacture a full line of clubs under the E21 brand name. The Company is also seeking to expand its manufacturing capabilities in China to include other top tier production facilities.

Golf Products

We believe that E21 Alloy golf products have outstanding potential in the industry based on several factors:

•	Results of player and robotic testing indicate E21 Alloy’s improved performance over leading titanium clubs, and
•	Improved distance and less dispersion, allowing longer more accurate results, which are impossible to achieve with current metals.

The interest in the E21 Alloy has been supported by several performance and marketing features:

•	The E21 Alloy is strategically incorporated into the production of metal woods, irons and putters can result in heads with a larger “sweet spot” for more consistency and accuracy;
•	If increased club head size is not required, the reduced density and improved strength allows flexibility in placing perimeter weighting that can affect the trajectory (flight path) of the ball;
•	The E21 Alloy is softer than titanium providing superior feel and workability for the player;
•	The E21 Alloy is lower in cost and easier to fabricate than titanium;
•	The specific yield strength advantage of the E21 Alloy over steel and high-end aluminum alloys enables the design of shafts at substantially reduced weight and higher performance;
•	The homogeneous nature of the E21 Alloy allows for consistent shaft production, a problem inherent with graphite shafts.

During the early part of this past fiscal year, we completed the design and development of several golf new products. These products included irons, wedges, putters, hybrid clubs and a driver.
Robotic and player testing was carried out and a limited volume of product was ordered in late 2005. E21’s irons and hybrids clubs both won Player’s Choice Awards given out in the spring of 2006 by Golfing Magazine.

In December our new E21 Alloy driver received approval from the United States Golf Association (USGA). Subsequent robotic testing conducted at an independent laboratory demonstrated repeatedly that the E21 Alloy driver was approximately 3 times more accurate than titanium drivers. The average dispersion for E21’s driver was less than 7 yards off center compared to 22 yards for the titanium drivers tested E21's driver, which has a much larger ball response hitting area, produced the lowest recorded angle of deviation off-center of just 1.6 degrees compared to 4.2 degrees for titanium driver heads.

In March 2005, the Company began test marketing full iron sets to retailers and golf pro shops. In April 2005, the Company entered into an agreement with The GolfWorks for the sale of the Company’s E21 Alloy metal shafts for irons, utility clubs and wedges. The GolfWorks has been providing club makers and other golf equipment experts with a complete complement of proprietary club head designs, and a full selection of brand name shafts and grips for more than 25 years.

Golf Shafts

E21 Alloy golf shafts provide the light weight and flexibility of graphite with the favorable playing characteristics of steel. Steel dominates the shaft market for irons, while graphite is the most popular shaft material for metal woods. Graphite shafts are generally more expensive than steel, and golfers often experience inconsistency from club to club due to reproducibility problems inherent with graphite. The Company has produced prototype E21 Alloy shafts with several flex strengths that have been tested initially with irons and accepted as complying with the rules of golf by the United States Golf Association. In an effort to bring the Company’s shafts to the PGA Tour, E21 retained the services of Andy Harris as its PGA Tour Director. During the year Mr. Harris attended most PGA Tour events providing custom fitted E21 shafts to over 30 PGA Tour players. To date several players have used E21 shafts in official PGA, Nationwide and Champions Tour events.

We believe E21 Alloy shafts show improved performance in a number of respects to graphite and stainless steel shafts. E21 Alloy's inherent metallurgical properties combined with a proprietary 25-step seamless production process results in a shaft that is nearly perfectly symmetrical, unlike graphite and stainless steel shafts. Many golf customers do not realize that steel shafts are welded creating a seam or spine that is not visible to the eye. The difference in the tube wall thickness at the point of welding creates an imbalance, which affects the consistency of shots. Similarly, the production process for graphite shafts also results in inconsistencies through the shaft with similar associated problems. The Company believes that the E21 Alloy provides greater accuracy and improved consistency from club to club.

The tests conducted by Golf Labs Inc. on behalf of the Company showed remarkable 10-20 yard distance improvement when E21 Alloy shafts are tested against the best Graffaloy graphite and True Temper steel shafts. Of even greater significance were the test results that showed superior accuracy afforded by this new E21 Alloy technology. The dispersion pattern of shots hit with a robotic arm yielded a dispersion factor that was 250% smaller than popular steel and graphite shafts, when measured by the total square footage of the footprint of hit balls and their dispersion off-center. Although testing results cannot predict actual performance with certainty, the Company believes that these test results are meaningful.

Concurrent with the development of the overall shaft design, the Company has developed a shock absorbing system under the trademark ShockBlokTM which redirects shaft vibration back into the club head, generating an added energy kick for extra distance and reducing the amount of vibration transfer to the player's hands. Golfing has a negative effect on the body. High shock energy transferred by the steel shafts to the player’s hands during a round of golf creates fatigue. For frequent golfers, this can lead to stress injuries to a player’s hands, wrist, elbows or shoulders, much like ‘tennis elbow’. According to an analysis commissioned by a consultant to the Company, Dr. Howard Butler, along with two orthopedic physicians, during a typical round of golf, the extra energy transmitted to the hands of a golfer using steel shafts is 300% higher than the E21 Alloy shafts. The Company also believes that most users of its shafts would immediately notice the superior shock absorption and that the E21 Alloy also contributes to a measurably superior feel as compared with steel and graphite clubs.

The market for golf shafts was estimated by Golfdatatech to be close to 30 million units in the US and 60 million units worldwide in 1999. Golfdatatech estimates that the size of the market for high performance premium shafts that the Company’s E21 Alloy shafts will initially be targeting represents approximately 27 million units worldwide.

The Company is currently test marketing shafts designed for irons through the Clubmakers and GolfWorks catalogues and website. Design and engineering of shafts for all other club heads (drivers, wedges, hybrids and putters) is complete and limited production runs are currently being tested.

Clubhead Designs and Features

The Company has completed the design and engineering process for a full line of clubs, from drivers to putters. Under the guidance of Mark Myrhum and David Sindalovsky, design improvements are being made to streamline mass production of the various golf components. Prototypes of these various clubs are now undergoing testing, and production tooling is well underway. The golf shafts have undergone lab testing, including testing with a robotic arm at Golf Laboratories, Inc. in San Diego. These tests conducted to date have demonstrated favorable results for our E21 Alloy clubs as compared with competitive products, including greater distance, significant improvements in accuracy and consistency, and the “feel” of the clubs themselves. Although test results cannot predict actual performance results, the Company believes these test results are meaningful.

The E21 driver has one of the most responsive face areas of any driver on the market, and because the head and shaft are both made of the same patented E21 Alloy, the energy passes from the head to the shaft at the same frequency, providing the golfer with a fully “harmonized” golf club. This harmonization is a unique feature of the E21 golf clubs and has been trademarked as E21’s True Contact Signature™ Shots are consistently both “off the centerline” and “along the centerline” giving the golfer a very tight, concise landing pattern resulting in a high level of control and repeatability. The E21 Alloy club head also creates less ball spin at the point of impact for greater distance.

The Company believes its club will be distinctly recognizable due to its unique design features that include a louvered effect on the crown plate of the club. These features create a corrugated effect that provides additional strength to the clubhead design and allows more freedom to move weight to strategic points within the sole of the clubhead to improve distance and accuracy. As with any object moving at a high speed, louvers provide aerodynamic stabilization benefits. The Company used advanced modeling software to optimize clubhead design.

The Company’s Low Gravity LogicTM irons have a cavity back design with a hollow body filled with a patented high rebound aerospace polymer insert that transfers more energy to the ball for livelier performance and maintains a low center of gravity. The head geometry is designed to leverage maximum performance from E21 Alloy shafts. The clubs also feature variable face thickness with over six square inches of playing surface to maximize the sweet spot of the clubface. A large sole plate helps the player avoid hitting the ball fat. The mass of the head is closely aligned with the launch angles delivered by the shaft during contact with the ball. To maximize this benefit, the crown is back slanted by 15°.

The clubs are designed to allow professional club makers and PGA tour players to fine-tune the club to their unique preferences. This is accomplished by removing the E21 insignia on the back of the club, gaining access to a tubular weight port to add up to 28 grams of additional weight to the clubhead while maintaining its low center of gravity.

The E21 line of wedges includes clubs with 52 degree, 56 degree and 60 degree lofts that also feature the revolutionary new Eagle One shafts made from E21's patented alloy.

The wedges use E21’s patented new Contact Signature Tuned system (CST SystemTM) that uses advanced modeling software to calculate and match the club head performance to E21’s advanced E21 Alloy shafts in order to provide enhanced head responsiveness. Through an optimum balance of launch angle and spin rate, E21 has developed what it believes are easy-to-hit wedges that provide improved feel, accuracy and consistency from club to club. These wedges with the E21 shafts will offer players a greater spin rate with a higher launch angle enabling them to stop the ball on the green.

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

Element 21’s first putter is a traditional and proven Newport design. The new putter incorporates the advanced properties of the E21 Alloy in both the shaft and head of the new putter. The putter head incorporates an E21 Alloy insert, which is milled for superior contact with the ball. The E21 Alloy’s superior strength to weight ratio over existing golf metals has allowed E21 to redistribute weight in the head of the putter to create a larger sweet spot, which in turn provides substantial forgiveness on mis-hits.

The E21 Alloy in both the shaft and putter head take advantage of the E21 Alloy’s soft feel and spin reduction, which translates to reduced ball “skid” upon contact with the ball, and allows the ball to begin rolling more quickly and easily off the face of the club. The Company believes that these features provide enhanced distance control and a more accurate ball trajectory. Initial player testing of these new clubs has provided very positive feedback on the improved “feel” that the putter provides over competitive offerings.

Element 21 Alloys Evolution in the Golf Industry

The Company derives its name from the 21st element in the “Periodic Table of the Elements,” which is the unique metal “scandium” (the beginning of a new millennium). Scandium, when mixed with other metals, has a higher strength-to-weight ratio than titanium, graphite, steel or aluminum alloys. The rights to develop other products not related to the golf industry were retained by the Assignors solely for their own benefit. All applications of scandium to golf products that are covered by the Assignors’ patents have been acquired by the Company.

In August 2003, the Company finalized its golf shaft design criteria through the use of the most advanced CAD/CAM computer software programs available. These systems are used by the major aerospace companies to produce aircraft such as the Advanced Tactical Fighter, America’s fighter jet for the 21st century. Utilizing the designs created and analyzed with this software, the Company’s Korean manufacturer can produce golf shafts to the exacting standards of advanced aerospace products. The manufacturer has capacity to process in excess of 100,000 lbs of material per month which equates to approximately 450,000 golf shafts. The manufacturer has negotiated a $50,000 credit line with preferential payment terms to begin full production of E21’s golf shafts. In return, the Company has purchased and provided to the manufacturer the semi-automatic testing and calibration equipment necessary to produce high quality golf products on a full production basis.

In April 2004, the Company announced the full implementation of a new Linear Forging Process, a proprietary method utilized in the mass product ion of E21 Alloy golf shafts. The unique “Linear Forging Process” utilizes a pulsed energy system in matching the structures’ natural frequency resonance to elongate the metals grains with the least dimensional change to the golf shaft’s design. The process’ secondary benefit is in providing aligned straightness. All of these benefits are realized in just a few seconds, which results in high production rates and significant cost reduction in an otherwise labor-intensive operation.

In September 2005, the Company completed negotiations with Pan Osprey Golf Apparatus Co, Limited, a Chinese manufacturer of high-end golf equipment that manufactures golf clubs under license for a number of leading OEMs. The Company will provide Pan Osprey with the raw materials, as well as the necessary knowledge transfer, to properly work with this advanced metal alloy.

To date, the Company has produced a test inventory of E21 Alloy shafts under the E21 brand name, and Eagle One sub brand. The shafts are currently available for sale through catalog and online via the Golfworks, a company that sells wholesale parts to club makers around the world. The Company is also pursuing the possible development of traditional retail channels of distribution.

With the proceeds from its recently completed financings, the Company intends to commence the production and roll-out of its proprietary E21 Alloy metal wood driver with an E21 Alloy shaft to be sold to the retail golfer through a direct marketing program. Ultimately, the complete lineup of clubs will be made available through traditional retail channels of distribution. In the alternative, the Company may choose to license its products to other OEMs rather than develop the E21 brand name on its own.

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

9.	Advanced proprietary clubhead designs that take full advantage of the unique properties of the E21 Alloy, and offer superior performance to existing alternatives.
10.	Significant barriers to entry due to the complex nature of working with scandium, and patent protection for golf applications.
11.	Trademarked ShockBlokTM shock reduction system in E21 Alloy shafts.

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

In 1997, Easton Sports’ baseball and softball bats constituted the first production of a large-scale scandium alloy sports product. The ultra light high-strength Easton bats, known as the Scandium/Sc 7000 Redline series, quickly became the most successful new product launch in Easton’s 75-year history. To date, the Company believes that Easton has sold in excess of $1 billion of scandium metal alloy baseball and softball bats. Easton then produced a weldable scandium metal alloy for use in bicycle frames, and handle bars. Both products have been highly successful and the frame is now considered one of the lightest in the industry and used by many top-racing teams. In addition to baseball bats and bicycle frames, scandium golf shafts, metal wood drivers, putters, lacrosse sticks, bicycle seat posts and handlebars and hockey stick prototypes have been developed.

E21 Alloy - Product Advantages

The E21 Alloy has advantages over other high strength aluminum and titanium alloys and composite materials, especially in heavily drawn and worked products:

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

Our objective is to develop and market new golf products with E21 alloys which can provide measurable advantages over existing high-end aluminum alloys, stainless steel, titanium and composite materials.

Sales and Marketing

This product development effort has provided the Company with several sales and marketing options. These options include the sale of semi-finished products to other original equipment manufacturers (OEMs), the sale of finished heads to OEMs, and/or the Company’s own direct sale of branded E21 Alloy golf products to the market place.

Currently, E21 Alloy shafts are available to club makers and fabricators through the Clubmakers and Golfworks catalogues and web sites. Some initial inroads have also been made on a limited basis to retail golf chains. As a product line unfolds, the Company will more aggressively pursue the development of additional retail channels and sales strategies.

As the various club designs and shafts are being updated, testing of these updated products using a robotic arm will allow the company to validate the performance improvements available through this advanced material design, and provide documentation necessary to make substantive claims regarding the performance of the E21 lineup of clubs. It is anticipated that this testing will be conducted on a regular basis at Golf Labs Inc. in San Diego.

E21 is focused on attracting key retailers to carry its products, and for this reason the Company’s previous plan to use an infomercial to introduce its products has been postponed.

In January 2006, E21 reported on its plans to drive a golf ball into orbit around the Earth in celebration of the 35th anniversary of Alan B. Shepard Jr’s. historic Apollo 14 Mission. Through the collaborative efforts of six nations and members of NASA, Canadian and Russian space agencies and the Rocket Building Corporation Energia, every single record for distance in the golf industry will be shattered when one of the International Space Station’s astronauts will hit an E21 golf ball around the world - using an E21, pure gold plated club. In July 2006, a Flight Safety Certificate was signed by NASA approving the event for Thanksgiving 2006. E21 expects that the event will continue to generate international media coverage and interest from golfers around the world which will in turn assist in the sale of E21 products in the future.

During this past fiscal year, the Company contracted with two important international distributors for the sale of its products in Australia and Europe. Headquartered in Hamburg, Germany, Golf Professional Service GMBH (GPS) began selling E21 products in Germany, Austria, Switzerland, Spain and Portugal this summer. GPS has been marketing golf products in Europe and currently sells to over 1,200 pro shops and retail outlets. In the summer edition of Golf House Golf Equipment Catalogue, GPS placed an E21 driver on the full back cover of the catalogue's customer address label side, calling the "Shock" Driver a Sensation. In Australia and New Zealand, E21 also contracted with Power Sports International (PSI). With their head office and warehouse located in Queensland, PSI has 13 sales representatives in South Australia, New South Wales, Queensland, Tasmania, Northern Territory, Victoria, Western Australia and New Zealand. PSI is setting up an extensive advertising program including the placement of ads in three major golf publications, as well as in local press and state magazines. PSI will also be establishing a major Demo Day program with their agents, and will be implementing a Tour program on the popular Australian PGA Tour.

Based on interest in the Company’s products from retailers, other golf companies and club and shaft manufacturers in Asia, E21 management devised its future sales and marketing strategy. Because E21 is in control of alloy production, product manufacturing, patent protection, product design, and sales and marketing it has implemented a three-tiered marketing strategy that it feels will maximize profits while maintaining control over its proprietary E21 Alloy. The three-tiered strategy targets:

•	Retail Sales -- equipment sales to a variety of domestic and international retailers;

•	Component Sales -- the selective sale of shafts and heads to other golf club companies; and

•	Technology Licensing -- limited licenses to off-shore golf component manufacturers.

In preparation for sales, the Company established a new call-in and customer service center, full assembly facilities, warehousing, and shipping and receiving capabilities in March 2006. All business data generated can be integrated into a comprehensive computerized tracking / database management solution. This integrated system provides access to key information specific to running large-scale operations tailored to our needs as a golf company. The Company has created a very cost-effective solution that will be highly scalable in order to manage future growth.

Scandium Raw Material Supply

The raw material that goes into production of the E21 Alloy comes from scandium oxide, which has about 60% scandium metal content. Scandium oxide is used in the production of “master alloy,” which is then added to nine other metals and other alloy ingredients to create a concentration of approximately 0.001% - 10.00 % scandium in the final alloy used in products. This is known as the E21 Alloy, which has the technical advantages needed for production of high performance equipment for sports, transportation, military and aerospace applications and are the subject of the Assignors’ patents.

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

Status of Any Publicly Announced New Product or Service

The Company’s web site, at www.e21golf.com, contains its most recent press releases and financial reports as well as independent test results of the Company’s shafts against the leading high-performance golf shafts in the world. For additional information or earlier press releases go to any website’s financial bulletin board for Element 21 Golf Company (formerly BRL Holdings, Inc. (OTCBB EGLF). None of the information contained on the Company’s website is incorporated in this Form 10-KSB.

Competitive Business Conditions

All major manufacturers of golf clubs, shafts and related equipment will be major competitors of our planned business operations, and all have greater resources, marketing capabilities and name recognition than we do. However, the Company believes that it would be impossible for a competitor to use scandium alloys in golf club production without infringing on the two US patents exclusively licensed to E21. The marketing and branding of the E21 Alloy has also received a high volume of world-wide media coverage, due to the upcoming golf shot from the International Space Station.

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

The second strategic partner of the Company is Yunan Aluminum, which is in the business of manufacturing precision tubing for outdoor recreation and sporting markets. Yunan Aluminum was established in 1979 in South Korea, and now manufactures, for customers other than the Company, about 80,000 pounds per month of high quality products made of high strength aluminum alloys. Yunan Aluminum intends to reprocess, in South Korea, alloy concentrate shipped by KUNZ on behalf of the Company and also intends to produce E21Alloy golf shafts exclusively for the Company.

Shift from Development to Sales

The Company’s golf products are new to the market. The Company’s main focus is shifting from the development to actual sales of scandium golf clubs. While the market is large, we cannot be sure that the Company’s products will achieve general market adoption. As of the date of this report, we have not raised funds sufficient to significantly penetrate the golf market, although our recent financing will allow sufficient inventory production to supply key retailers and introduce the E21 Alloy golf clubs to consumers across North America.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company does not hold direct title to any patents. However, when it acquired Element 21, it acquired the exclusive right to use, produce and sell a specified range of scandium alloy for golf club shafts and golf heads. Although these rights do not cover all mixes of scandium alloy, the Company believes that any scandium alloy outside the range of its patent protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. The golf applications under these patent rights acquired by us in the Element 21 Acquisition are U. S. Patent Nos. 5,597,529 issued on January 28, 1997, and 5,620,662, issued on April 15, 1997, initially filed by Ashurst Technologies, Inc. and acquired on January 7, 2001 by Nataliya Hearn and David Sindalovsky.

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

Effects of Existing or Probable Governmental Regulations

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

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

Research and Development Expenses during Past Two Fiscal Years

During the fiscal years ended 2006 and 2005 there were no research and development costs incurred by the Company. Research and development costs do not include unallocated consulting fees paid to consultants, nor development of production and manufacturing paths. We anticipate that research and development funds will be required with respect to our planned business operations of the development manufacture and sale of E21 Alloy golf clubs.

To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs. We anticipate increased spending related to research and development during fiscal year 2007.

Costs and Effects of Compliance with Environmental Laws

Neither we nor any of our subsidiaries have yet reached the stage of development where environmental issues have arisen; however, we cannot yet determine what, if any, of these types of regulations will affect our planned business operations of the development, manufacture and sale of E21 Alloy golf clubs.

Further, because the existing agreements with KUNZ and Yunan do not require the Company to retain responsibility for any environmental compliance and/or impact, the Company believes it has no significant exposure to environmental compliance nor any other governmental regulation or oversight

Number of Employees

As of September 30, 2006 we have no employees with all individuals instead engaged as consultants to the Company. The key individuals include:

•	Nataliya Hearn, PhD, our CEO and President, is based in Toronto, Canada and oversees day to day operations of the Company including financing, administration and engineering.

•	John Grippo, CPA, our CFO, is based in Scarsdale, New York, and oversees the financial aspects of the Company.

•	Bill Dey, Executive Vice President, is based in Toronto, Canada, and operates as the Company’s General Manager and is responsible for all aspects of the Company’s sales and marketing strategy.

•	David Sindalovsky, based in Toronto, Canada, is responsible for material sourcing, manufacturing, engineering and the Company’s relationship with strategic partners in Asia and Russia.

•	Mark Myrhum operates as the company’s Senior Designer and is the main liaison with Chinese manufacturers.

•	Andy Harris is responsible for PGA tour presence and PGA player relations.

•	Joe Wieczorek of The Media Group develops golf related publications and exposure for the Company’s products.

•	Howard Butler of The Golf Science provides R&D design, engineering and modeling services to the Company.

This consultant structure allows the Company to avoid having large fixed-cost marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

ITEM 2. DESCRIPTION OF PROPERTY

In April 2006, the Company moved into new offices at 200 Queens Quay East, Unit #1, Toronto, Canada. The new space is leased from Queens Quay Investments, Inc. for a three year lease. The lease calls for monthly payments of $1,927 plus GST for finished offices measuring a total of approximately 1,927 square feet.

The Company’s inventory is currently managed by Horton’s and Sons, located in Markham, Canada. Horton’s will manage E21’s call-in and customer service center (including credit checks), and also provides complete assembly facilities, warehousing, and shipping and receiving capabilities.

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

The Company held a Special Meeting of Stockholders (the “Special Meeting”) on May 8, 2006.

(a) At the Special Meeting, the Company’s shareholders voted on a proposal to amend the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of our common stock from 100 million to 300 million shares. (The Certificate of Amendment is attached as Annex A to the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on April 7, 2006.) The shareholders voted to approve the proposal by a vote of: 168,745,480 shares for and 2,767,613 shares against with no shares abstaining from voting.

(b) In addition, at the Special Meeting, the Company’s shareholders voted on a proposal to authorize the Board of Directors, in its discretion, to amend the Company’s Amended Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock. (The Certificate of Amendment is attached as Annex B to the Company Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on April 7, 2006.) The shareholders voted to approve the proposal by a vote of: 163,440,185 shares for and 7,802,908 shares with no shares abstaining from voting.

(c) In addition, at the Special Meeting, the Company’s shareholders voted on a proposal to authorize the Board of Directors, in its discretion, to approve the Element 21 Golf Company 2006 Equity Incentive Plan (“Plan”) and to authorize 20,000,000 shares of the Company’s common stock for issuance thereunder. (The Plan is attached as Annex C to the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on April 7, 2006.) The shareholders voted to approve the Plan by a vote of: 129,997,800 shares for and 4,177,143 shares against. A total of 37,068,150 shares abstained from voting or were broker non-votes.

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

The range of high and low bid quotations for our common stock during each of the last two fiscal years and the most recent interim quarter is shown below. Prices shown in the table represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2005
First Quarter	$0.11	$0.07
Second Quarter	$0.10	$0.08
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.06	$0.06
Fiscal Year Ended June 30, 2006
First Quarter	$0.14	$0.04
Second Quarter	$0.11	$0.06
Third Quarter	$0.43	$0.08
Fourth Quarter	$0.24	$0.14

Interim Period Ended October 11, 2006	$0.20	$0.17

Holders

The number of record holders of our common stock as of September 30, 2006 was approximately 1,866 registered shareholders.  This number does not include an undetermined number of stockholders whose shares are held in brokerage accounts or by other nominee holders.

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

At a Special Meeting of the Company’s stockholder on May 8, 2006, the stockholders approved a resolution unanimously adopted by the Board of Directors to authorize a series of 19 separate amendments to the Company's Certificate of Incorporation in order to effect a reverse stock split of the outstanding shares of the Company's common stock at each ratio of a minimum of 1 for 2, a maximum of 1 for 20, and at a ratio equal to 1 for each whole number between 2 and 20. The Board of Directors was thereby given the discretion to unilaterally determine an appropriate stock split ratio within a range of 1 for 2 and 1 for 20 and to give effect to the corresponding amendment of the Company's Certificate of Incorporation which effects such stock split and to abandon each other amendment adopted relating to the reverse stock split. Because the aggregate number of shares of common stock would be reduced as a result of the reverse stock split, if and when effected, the monetary per share value of each remaining share of common stock would increase and we anticipate that the number of holders of the Company’s common stock would decrease as a result of fractional shares created by the reverse stock split. Consequently, any cash dividend that were to be paid per share would increase proportionately on a per share basis as compared to the cash dividend paid prior to the reverse stock split.

We have not paid any cash dividends on our common stock, and it is not anticipated that any cash dividends will be paid in the foreseeable future. The Board of Directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2005, the Company issued an aggregate of 11,281,265 shares of common stock to twenty-four consultants in consideration for services rendered in the aggregate amount of $779,539. The Company also sold warrants to purchase 1,000,000 shares of its common stock at a price of $0.08 per warrant, realizing proceeds of $80,000. The exercise price for shares purchased under this warrant is $.15 per share. The shares and warrants were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In February 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $0.01 as part of the Company's repayment of outstanding indebtedness to a creditor of the company. The warrants vested immediately and are exercisable for a three year period from the date of issuance.

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. Each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock entitling the investor to invest an amount equal to the investor’s investment in the Notes in additional shares of the Company's common stock subject to certain price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity.

Between May 5 and June 29th, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 16 individual investors. Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock entitling the investor to invest an amount equal to 150% of the investor’s investment in the Notes in additional shares of the Company's common stock subject to certain price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity.

In May 2006 the Company issued an aggregate of 2,113,556 shares of newly designated Series A Convertible Preferred Stock in order to settle outstanding debts owed to officers and consultants of the Company (a portion of which were unpaid consulting fees) in the aggregate amount of $2,113,556. The shares of Series A Convertible Preferred Stock are convertible at the option of the holder at any time after issuance. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the original issue price of shares of Series A Convertible Preferred Stock, or $1.00, divided by the conversion price which is initially equal to $0.255 and is subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to fifty votes.

As described above in Item 1 under the heading “Recent Events”, on July 31, 2006 (the “Initial Closing Date”), the Company sold an aggregate of 117,648 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued warrants to purchase an aggregate of 17,647,060 shares of common stock for an aggregate purchase price of $2,000,000. The Company paid 15% commissions to ??? in connection with its issuance of shares of Series B Preferred Stock and the accompanying warrants. The shares of Series B Preferred Stock are convertible into shares of Common Stock at the election of the Purchasers. Each share of Series B Preferred Stock is initially convertible into 100 shares of Common Stock, with such conversion ratio subject to adjustment in the event of dilutive issuances, stock splits, combinations, certain dividends and distributions, and mergers, reorganizations or other similar recapitalization events. The warrants may be exercised in whole or in part for shares of Common Stock by payment by the Purchasers of the applicable exercise price in cash prior to the expiration of the warrants on January 31, 2009.

All of the above securities issuances were made upon reliance on the exemption from the Securities Act registration requirements contained in Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

The Company relied on the following facts in determining that the offer and sale of the above listed securities qualified for the exemption provided by Rule 506:

o	The offer and sale satisfied the terms and conditions of Rule 501 and 502 under the Securities Act; and

o	Pursuant to Rule 506 under the Securities Act, no more than 35 purchasers purchased any of the securities offered, as determined in accordance with Rule 501(e) under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))*
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	20,000,000

Equity compensation plans not approved by security holders	5,012,800	$0.203	N/A

Total	5,012,800		20,000,000
_______________
* At June 30, 2006

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -

Overview

Fiscal 2006 has been a transitional year for the Company - from development stage status to sales of actual products. As of the beginning of fiscal 2006, the Company required financing in order to produce inventory required to supply retail channels in North America. Through July 2006, the Company was able to secure funding from several sources in the aggregate amount of approximately $5.15 million. These financings allowed the Company to continue its efforts to develop distribution channels for its upcoming products. The Company has established a sales structure with internal and field sales representatives, who manage current sales and has been actively building the foundation of sales and distribution systems for the Company’s products. To date, the Company has introduced its products through golf shows, catalogue sales though the GolfWorks publication, advertisings with the Professional Club Builder’s Society and various other publications managed by the Media Group. Subject to raising necessary additional funds, of which there can be no assurance, we intend to introduce our E21 Alloy shafted driver and similar metal headed woods built with our Element 21 shaft technology, through retail sales and manufacturing of components to the OEMs.

Fiscal 2006 Compared to Fiscal 2005

During fiscal year 2006, we had $51,569 in revenues as compared to $65,635 in revenues during fiscal year 2005. During fiscal year 2006, our costs of sales were $25,615. During fiscal year 2006, our general and administrative costs were $3,628,210 These general and administrative costs primarily consist of marketing costs, including trade shows, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity, and consulting fees which was satisfied through the issuance of our common stock. During fiscal 2005, general and administrative expenses aggregated $1,379,186 and consisted primarily of marketing costs, including trade shows, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity, consultant compensation of $500,000 and consulting fees valued at $288,000, which was satisfied through the issuance of our common stock. Net loss for fiscal 2006 was $4,754,727 ($0.05 per share) as compared to a net loss of $1,352,931 ($0.02 per share) for fiscal 2005. The increase in net loss is largely attributable to an increase in consulting costs.

Liquidity and Capital Resources

From our inception through the end of fiscal year 2005, our primary source of funds has been the proceeds from private offerings of our common stock and advances from Dr. Hearn, other consultants, related parties and loans from stockholders. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans. The failure to achieve these plans will have a material adverse effect on our Company’s financial position, results of operations and ability to continue as a going concern. As noted in our auditor’s report dated October 13, 2006, there is substantial doubt about our Company’s ability to continue as a going concern.

During fiscal 2006, we utilized $1,525,584 for our operations compared to $414,754 used for fiscal 2005. During fiscal 2006, the Company’s accounts payables decreased by $267,259 while it’s accrued expenses increased by $2,277,803 As of June 30, 2006, we had accrued and unpaid compensation to our officers of approximately $500,000. To fund our operation, our officers have advanced funds and paid expenses on our behalf. For fiscal 2006, funds generated from financing sources aggregated $2,464,540 compared to $426,567 generated in fiscal 2005.

New Accounting Pronouncements affecting the Company

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

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). SFAS 154 replaces Accounting Principle Bulletin No. 20 ("APB 20"), and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 3"), and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007. We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant transition effect.

Critical Accounting Policies and Estimates

The following estimates used in the preparation of our Company’s Consolidated Financial Statements had a significant effect on those statements.

Our Company has established a reserve against our deferred tax asset reducing the carrying value to $0 at June 30, 2006 and 2005.

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $17,471,208 as of June 30, 2006, of which $3,261,401 represents development stage losses and $xx represents accumulated losses. For the year ended June 30, 2006, our net loss was $4,754,727. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of June 30, 2006, as discussed above, we have no employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects, in particular Dr. Hearn and David Sindalovsky, who have played a key role in developing scandium technology for golf applications. In addition, once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Competition for executive and other skilled personnel in the golf equipment industry is intense, and we may not be successful in attracting and retaining such personnel. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales of E21 alloy golf shafts that are only now entering the initial marketing phase. Although we believe our products and technologies will be commercially viable, these are new and untested products.  If markets for our products fail to develop further, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

The large number of shares eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of the resale of the shares of common stock issuable upon conversion of our Series A Preferred Stock, Series B Preferred Stock and outstanding convertible promissory notes and the exercise of outstanding warrants or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. The conversion of these securities into common stock will also result in substantial dilution of the interests of our current stockholders.

Our stock price can be extremely volatile.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on the Nasdaq SmallCap.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, shares of our common stock could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must, obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not expect to pay dividends on our common stock.

We have not declared dividends on our common stock since our incorporation and we have no present intention of paying dividends on our common stock.

MANY OF THESE RISKS AND UNCERTAINTIES ARE OUTSIDE OF OUR CONTROL AND ARE DIFFICULT FOR US TO FORECAST. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS.

ITEM 7.	FINANCIAL STATEMENTS

The Consolidated Financial Statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal year ended June 30, 2006, all of whom are consultants to the Company and not employees, and the period or periods during which each such director or executive officer has served in his or her respective positions.

Name	Age	Position with the Company	Date of Election or Designation

Nataliya Hearn, Ph.D.	39	President, CEO and Director	October 4, 2002

John Grippo	50	CFO	March 1, 2006

Gerald Enloe	58	Director, Chairman	October 4, 2002

Term of Office

The term of office of the current Directors shall continue until the annual meeting of our stockholders, which is scheduled in accordance with the direction of the Board of Directors. The annual meeting of our Board of Directors immediately follows the annual meeting of our stockholders, at which officers for the coming year are elected.

Business Experience

Nataliya Hearn, Ph.D., P. Eng., is a Canadian citizen with a Ph.D. in Civil Engineering from Cambridge University and is a registered professional engineer. Dr. Hearn serves as President and CEO of the Company. Since 1999, Dr. Hearn has been an Associate Professor at the University of Windsor and since 1994 has been an Adjunct Professor at the University of Toronto. Dr. Hearn is currently a Director of MagIndustries Corp. MAA.U TSX-V, Director of New Product Development and Marketing at Link-Pipe Inc.. Dr. Hearn has considerable experience in technology transfer, evaluation, and government/industry grants. Dr. Hearn’s managing experience involves:

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

John Grippo of Scarsdale, New York, serves as Chief Financial Officer of the Company. Mr. Grippo has been the president of his own financial management practice, John Grippo, Inc. since 2000. His firm provides services as the CFO to small to mid-sized public and private companies and also provides other related accounting and consulting services. Prior to that, Mr. Grippo served for ten years as a Chief Financial Officer to companies in housewares, electric vehicles and financial services industries. He worked for five years as an auditor with Arthur Andersen, LLP, followed by seven years in various accounting positions in the financial services industry. He is a member of the New York Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

Compliance with Section 16(a) of the Exchange Act

The following reports on Forms 3, 4 or 5 were required to be filed by our directors, executive officers, and 10% or greater stockholders under the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on the following dates; and as indicated, were filed later than required by the applicable rules and regulations: (Needs to be updated)

Name	Description of Form or Schedule	Required Filing Date	Filing Date	Number of Reportable Transactions

Nataliya Hearn, Ph.D.	4	02/26/06		1

Gerald Enloe	4	02/26/06	*	1

Jim Morin	4	**	**	**

*	Management will use its best efforts to cause any forms listed above which are required to be filed and which have not yet been filed to be filed as soon as practicable.

**
It came to the Company’s attention during fiscal year 2006 that Mr. Morin, a former Director of the Company, engaged in multiple sales of the Company’s common stock over the course of several years that, to the knowledge of management, have not been reported on Form 4.

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

Summary Compensation Table

The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated (each person is referred to in this Item 10 as a “Named Executive Officer”).(Needs to be updated for stock compensation agreements)

SUMMARY COMPENSATION TABLE

Long-Term Compensation
	Annual Compensation				Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Years of Periods Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards $	Option/ SAR’s #	LTIP Payouts $	All Other Compensation

Nataliya Hearn, PhD, President, CEO and Director (1)	06/30/06 06/30/05 06/30/04	0 0 0	0 0 0	0 0 0	0 0 0	1,500,000 0 0	0 0 0	0 0 0

Jim Morin, Treasurer and Secretary (2)	06/30/06 06/30/05 06/30/04	125,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

John Grippo, Chief Financial Officer (3)	06/30/06 06/30/05 06/30/04	32,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Bill Dey VP of Sales, General Manager	06/30/06 06/30/05 06/30/04	60,000 0 0	0 0 0	0 0 0	0 0	0 0 0	0 0 0	0 0 0

(1)
Nataliya Hearn serves as the CEO and President of the Company without cash compensation. The Company has agreed to grant Dr. Hearn options to purchase 1,500,000 common shares at a purchase price of $0.08 per share. These options have not yet been granted. Ms. Hearn began serving as an executive officer of the Company on October 4, 2002.

(2)
Mr. Morin resigned as an officer of the Company on July 31, 2006. Mr. Morin received 125,000 shares Series A Convertible Preferred Stock of the Company valued at $1 per share in exchange for services renbdrered to the Company.

(3)
Mr. Grippo was hired as an executive officer on March 1, 2006. Of the compensation of $32,000, $9,000 was paid in cash, $3,000 remains to be paid by the Company and $20,000 of which was paid through the grant of unrestricted shares of the Company’s common stock.

(4)	Mr. Dey was hired as Vice President of Sales and General Manager on January 1, 2006.

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

Termination of Employment and Change of Control Arrangement

Except for the Company’s Agreement with Dr. Hearn, a copy of which is attached hereto as Exhibit 10.4, there are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s consulting relationship with our Company or our subsidiaries, or any change in control of our Company, or a change in the person’s responsibilities following a change in control of our Company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.

All tables as of September 30, 2006.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(2)
Common Stock, par value $0.01 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	29,411,300 (1)	18.6%
	Vladimir Goryunov Alderstasse 31 Zurich 8008,Switzerland	29,411,300 (1)	18.6%

(1)
Includes 8,823,530 shares of Common Stock that may be acquired within sixty (60) days of September 30, 2006 upon the exercise of outstanding warrants held by the holder. Includes 5,882,400 shares of Common Stock issuable upon the conversion of the 58,824 shares of Series B Convertible Preferred Stock held by the holder. Includes 8,823,530 shares of Common Stock issuable upon the exercise of warrants to purchase 8,823,530 shares of Common Stock that may be acquired by the holder from the Company at any time prior to November 30, 2006 and 5,882,400 shares of Common Stock issuable upon the conversion of 58,824 shares of Series B Convertible Preferred Stock that may be acquired by the holder from the Company at any time prior to November 30, 2006.

(2)
Calculated based on 99,530,554 shares of Common Stock outstanding as of September 30, 2006 plus an aggregate of 58,822,600 shares of Common Stock issuable to Clearline Capital LLC and Vladimir Goryunov as described above.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series A Convertible Preferred Stock, par value $0.10 per share	Nataliya Hearn(1)	971,910	46%
	ASA Commerce [Add Address]	891,646	42%
	Jim Morin [Add Address]	125,000	6%
	Gerald Enloe(1)	125,000	6%

(1) Address is c/o Element 21 Golf Company, 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Convertible Preferred Stock, par value $0.10 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	117,649 (1)	50%
	VladimirGoryunov Alderstasse 31, Zurich 8008,Switzerland	117,649 (1)	50%

(1) Includes 58,825 shares of Series B Convertible Preferred Stock which may be acquired by the holder from the Company at any time prior to November 30, 2006.

(b) Security Ownership of Management. Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(4)
Common Stock, par value $0.01 per share	Gerald Enloe, Director and Chairman (3)	3,440,656 (1)	3.2%
	Nataliya Hearn, Ph.D., President, Chief Executive Officer and Director (3)	9,721,215 (2)	9.2%
	John Grippo Chief Financial Officer (3)	395,833	*%
	Bill Dey, Executive Vice President and General Manager (3)	0	0%
All Officers, Directors as a Group (4 Persons)		13,557,704	12.9%

(1)	Includes 490,196 shares of Common Stock issuable upon the conversion of 125,000 shares of Series A Convertible Preferred Stock held by the holder.

(2)
Includes 1,500,000 shares of Common Stock issuable upon the exercise of stock options to be granted to the holder, which when granted will be immediately exercisable. Includes 3,811,411 shares of Common Stock issuable upon the conversion of 971,910 shares of Series A Convertible Preferred Stock held by the holder.

(3)	Address is c/o Element 21 Golf Company, 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

(4)
Calculated based on 99,530,554 shares of Common Stock outstanding as of September 30, 2006 plus an aggregate of 5,801,607 shares of Common Stock issuable upon the exercise of to be granted stock options and the conversion of outstanding shares of Series A Convertible Preferred Stock as described above.

*  Less than 1%.

Changes in Control

Two stockholders, Clearline Capital LLC and Vladimir Goryunov, as a group, beneficially own over 25% of our common stock. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price.

Currently, no known change of control is anticipated.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

There have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, promoter or founder or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

ITEM 13.	EXHIBITS

Exhibit No.	Exhibit Description

3(i)(1)	Amended Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, File No. 33-43976 filed on November 14, 1991.

3(i)(2)	Certificate of Amendment to Amended Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 12, 2006.

3(i)(3)
Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 24, 2006.

3(i)(4)
Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K dated August 3, 2006.

3(ii)	Amended and Restated Bylaws of the Company, incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, File No. 33-43976 filed on November 14, 1991.

Exhibit No.	Exhibit Description

4.1	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 24, 2006.

4.2	Element 21 Golf Company 10% Convertible Promissory Note issued to Oleg Muzyrya, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated February 24, 2006.

4.3	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 24, 2006.

4.4	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 23, 2006.

4.5	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 23, 2006.

4.6	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated August 3, 2006.

4.7	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated August 3, 2006.

10.1
Series A Convertible Preferred Stock Exchange Agreement and Acknowledgement dated as of February 22, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 24, 2006.

10.2
Element 21 Golf Company 2006 Equity Incentive Plan, incorporated herein by reference to Annex C to the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on April 7, 2006.

10.3
Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of July 31, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 3, 2006.

10.4	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006.

10.5	Consulting Agreement with John Grippo dated as of November 10, 2005

10.6	Lease Agreement with Queens Quay Investments, Inc. for 200 Queens Quay East, Unit #1, Toronto, Canada.

31	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Lazar Levine and Felix LLP (“LLF”) is the Company’s independent auditors. Audit and review fees for the years ended June 30, 2006 and 2005 aggregated $59,560 (Julie - please confirm) and $51,000, respectively. LLF was hired effective October 27, 2004.

Audit-Related Fees

For the years ended June 30, 2006 and 2005, the Company was billed $1,500 and $1,700, respectively, for fees related to a registration statement.

Tax Fees

For the years ended June 30, 2006 and 2005, the Company did not receive any tax compliance, tax advice, and tax planning services for which we were billed.

All Other Fees

For the years ended June 30, 2006 and 2005, the Company was not billed for products and services other than those described above.

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

ELEMENT 21 GOLF COMPANY

Date: October xx, 2006	By:	/s/ Nataliya Hearn
Nataliya Hearn
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: October 13, 2006	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President, Chief Executive Officer and Director

Date: October 13, 2006	By:	/s/ Gerald Enloe
Gerald Enloe
Director

Date: October 13, 2006	By:	/s/ John Grippo
John Grippo
Chief Financial Officer

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Element 21 Golf Company
Toronto, Canada

We have audited the accompanying consolidated balance sheet of Element 21 Golf Company and subsidiaries, (the “Company”) as of June 30, 2006 and the consolidated statements of operations, shareholders’ deficit and cash flows for the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Element 21 Golf Company and subsidiaries as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and, in conformity with accounting principles generally accepted in the United States of America.

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

LAZAR LEVINE & FELIX LLP

New York, New York
October 13, 2006

ELEMENT 21 GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

- ASSETS -
CURRENT ASSETS:	2006	2005
Cash	$263,219	$1,148
Accounts receivable - net of allowance for doubtful accounts of $0	11,994	36,451
Inventories	128,382	170,928
Prepaid expenses and other current assets	17,907	6,380
TOTAL CURRENT ASSETS	421,502	214,907

FIXED ASSETS - NET	510,530	12,712

TOTAL ASSETS	$932,032	$227,619

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES
Accounts payable	$157,191	$416,446
Accrued expenses	1,054,858	543,000
Accrued interest	31,485
Convertible notes	348,581
Derivative liability	1,491,945
TOTAL CURRENT LIABILITIES	3,084,060	959,446

LONG-TERM LIABILITIES:
Accounts payable - related parties	104,162	483,764
Loans and advances - officers/shareholders	504,001	484,251
TOTAL LONG-TERM LIABILITIES	608,163	968,015

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $.10 par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Series A Preferred stock, $.001 par value, authorized 5,000,000 shares, 2,113,556 shares issued and outstanding	2,114
Common stock, $.01 par value; 300,000,000 shares authorized 99,630,554 shares issued and outstanding	996,308	874,872
Additional paid-in capital	13,727,963	10,141,767
Accumulated deficit	(17,486,576)	(12,716,481)
	(2,760,191)	(1,669,842)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$932,032	$227,619

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	Year Ended June 30,.
	2006	2005

REVENUES	$51,569	$65,635

COSTS AND EXPENSES
Costs of sales	25,722	39,380
General and administrative	4,232,371	1,379,186
Depreciation expense	171,704	-
Interest expense	382,818	-
TOTAL COSTS AND EXPENSES	4,812,615	1,418,566

LOSS FROM OPERATIONS	(4,761,046)	(1,352,931)

OTHER INCOME (EXPENSE):
Other expense, net	(9,409)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,770,095)	(1,352,931)

Provision for income taxes	-	-

NET LOSS	$(4,770,095)	$(1,352,931)

Basic and diluted weighted average shares	97,764,539	86,089,275

Basic and diluted loss per share	$(0.05)	$(0.02)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	Shares	Series A Preferred Stock	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Balance, June 30, 2004	82,653,312	$-	$826,533	$9,871,868	$3,261,401)	$(8,102,149)	$(665,149)

Issuance of common stock for services	4,833,929		48,339	269,899	-	-	318,238
Reclass development stage deficit	-		-	-	3,261,401	(3,261,401)	-
Net loss	-	-	-	-	-	(1,352,931)	(1,352,931)
Balance, June 30, 2005	87,487,241	$-	$874,872	$10,141,767	$-	$(12,716,481)	$(1,699,842)

Issuance of Series A Preferred Stock		2,114		2,111,442			2,113,556
Beneficial conversion feature of convertible preferred stock					543,512
Deemed dividend					(543,512)
Issuance of warrants for services				219,020			219,020
Issuance of convertible notes				63,234			63,234
Compensatory warrants				274,000			274,000
Sale of warrants				80,000			80,000
Issuance of common stock for services	12,143,313		121,436	838,500	-	-	959,936

Net loss	-		-	-	-	(4,770,095)	(4,770,095)

Balance, June 30, 2006	99,630,554	$2,114	$996,308	$13,727,963	$-	$(17,486,576)	$(2,760,191)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,770,095)	$(1,352,931)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	1,233,936	318,238
Compensatory preferred stock	777,397
Depreciation	171,704	747
Amortization of discount to convertible notes	348,581
Excess derivative liability expense	392,179
Changes in:
Accounts receivable	24,457	(36,451)
Inventories	42,546	(170,928)
Prepaid expenses and other current assets	(11,527)	(4,193)
Accounts payable	(259,255)	319,701
Accrued interest	31,485
Derivative liability	1,491.945
Accrued expenses	511,858	511,063
Net cash provided by (used in) operating activities	(14,789)	(414,754)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(669,522)	(13,459)
Net cash (used in) investing activities	(669,522)	(13,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(379,602)	(29,866)
Beneficial conversion feature of convertible notes	63,234
Proceeds from sale of warrants	80,000
Proceeds from issuance of convertible notes	1,163,000
Loan proceeds from shareholders	19,750	456,433
Net cash provided from financing activities	946,382	426,567

NET (DECREASE) INCREASE IN CASH	262,071	(1,646)

CASH, BEGINNING OF YEAR	1,148	2,794

CASH, END OF YEAR	$263,219	$1,148

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Basis of Presentation:

In September of 2002, BRL Holdings, Inc. (“BRL”) acquired Element 21 Technologies, Inc. (“Technologies”) under an Amended and Restated Agreement (the “Agreement”) wherein BRL issued 42,472,420 shares of its common stock to shareholders of Technologies and assumed Technologies’ obligations under option agreements allowing for the purchase of 6,432,000 additional shares of common stock. Technologies was a development stage company formed to design, develop and market E21 alloy golf clubs. This acquisition was accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Technologies assumed control immediately following the acquisition.

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

Upon the closing of the Technologies acquisition, as discussed above, the Company reported as a development stage enterprise effective September 17, 2002. During fiscal year 2005, the Company commenced active operations and began reporting revenues during the last quarter of the year. As such, the Company is no longer reporting as a development stage entity.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(b)	Going Concern:

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s subsidiaries are inactive and are not expected to produce significant revenues or generate cash. During the last quarter of fiscal year 2005, the Company commenced sales of its products and has begun generating revenue. However, as of June 30, 2006, the Company continues to have negative working capital of $xx, an accumulated deficit of $17,471,208 ($3,261,401 of which was realized during the development stage period from September 17, 2002 to June 30, 2004), a total shareholders’ deficit of $OPEN and for the year ended June 30, 2006 incurred a net loss of $4,754,727, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

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
YEARS ENDED JUNE 30, 2006 AND 2005

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
IS THIS STILL ACCURATE?? NEW EQUITY COMPENSATION PLAN APPROVED - SEE ITEM 5 IN 10-KSB

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

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

If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and net loss per share as reported would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2006		2005
Net loss, as reported	$(4,754,727)		$(1,352,931)
Add back: stock-based compensation costs included in the determination of net loss, as reported	-		-
Less: Stock-based compensation had all options been recorded at fair at fair value	-		-

Adjusted net loss	$(	)	$(1,352,931)

Weighted average shares outstanding, basic and diluted			86,089,275

Net loss per share, basic and diluted, as reported	$(0.xx	)	$(0.02)

Adjusted net loss per share, basic and diluted	$(0.xx	)	$(0.02)

Basic and diluted losses per share of common stock are the same for 2006 and 2005 since there are no potentially dilutive stock options at June 30, 2006 or June 30, 2005.

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

(m)	New Accounting Pronouncements Affecting the Company (Continued):

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

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, ("SFAS 154"). SFAS 154 replaces Accounting Principle Bulletin No. 20 ("APB 20"), and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 3"), and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on July 1, 2007. We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant transition effect.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 2 - FIXED ASSETS:

Fixed assets consists of the following:

Furniture and fixtures	$		$
Computer equipment
Office equipment

Less: accumulated depreciation
		$510,530	$

Depreciation expense for the fiscal 2006 year aggregated $171,704.

NOTE 3 - RELATED PARTY TRANSACTIONS:

(a)	Accounts Payable - Non-Current:

Since April of 1996 and until June 30, 2005, the Company had engaged R T Robertson Consultants, Inc. (“Robertson”) and Robertson Advisors, LLC (‘Advisors”), consulting firms controlled by family members of Dr. R. Bruce Reeves, to perform the executive duties of the Company without specific compensation. Mr. Reeves was a member of the Board of Directors, President, and Chief Executive Officer of the Company until October 4, 2002. In this capacity and as an employee of the consulting firm, Dr. Reeves managed ongoing business activities of the Company until the transaction in September 2002. During the fiscal year ended June 30, 2005, Robertson and/or Advisors charged $135,000 in administrative management oversight plus $9,049 in billable expenses to the Company and its subsidiaries. At June 30, 2006, $117,468 was owed to Robertson, $132,329 was owed to Advisors, $1,876 was owed to Dr. Reeves and the balance of $OPEN was owed to other related parties. All parties have indicated that payment of these balances is not expected during the next fiscal year.

(b)	Loans and Advances - Officers/Shareholders:

During the current fiscal year, the CEO and President of the Company advanced monies to and paid expenses on behalf of the Company, aggregating $yy. Such payments were made on a non-interest bearing basis and the officer has agreed to not demand payment during the next fiscal year.

Included in Accrued Expenses is approximately $500,000 of compensation accrued for our officers and directors. Depending on the financial condition of the Company, this liability may be converted into Company common stock at a future date.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 4          CONVERTIBLE NOTES:

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. In respect of notes totaling $340,000 (“$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the Notes at an exercise price to be determined based on a twenty day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (“Equity Financing”), if that at all occurs, the price per share paid by participants in the equity financing. In respect of one note for $200,000 (“200,000 Note”), the investor received 3,243,243 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants are exercisable at an exercise price which is fixed at $0.17 per share. All these warrants are subject to certain anti-dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of Company’s Common Stock, upon the consummation by the Company of an Equity Financing, at a price equal to the price per share paid by participants in the equity financing in respect of the $340,000 Notes and at $0.17 per share in respect of the $200,000 Note.

Bridge II Financing:

Between May 5 and June 29th, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $638,000 to 16 individual investors. Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock up to 150% of the investor’s initial investment in the Notes at an exercise price equal to lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of exercise. All these warrants are subject to certain anti-dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of Company’s Common Stock at a conversion price equal to the lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of conversion.

The Company has accounted for the above convertible notes and warrants as follows: Under provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, an embedded conversion option should be bifurcated and accounted for separately as a derivative instrument, unless the specific requirements for equity classification of the embedded conversion option, as stated in EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”) are met. EITF 00-19 provides that an equity classification is appropriate if the settlement criteria set forth therein for such classification are met and that the additional conditions necessary for equity classification, set forth therein, are also met.

The Company has analyzed the convertible notes and warrants under the two Bridge financings and has made the following determination:

The conversion option in respect of Bridge I Financing -$340,000 Notes was not valued as management determined that the probability of a Equity Financing of $5.0 million was remote. Even if the option had some value, in absence of a conversion price it was not possible to value the conversion option, if any. The corresponding warrants were determined to be a liability due to a theoretical exercise price that could be very small to cause the number of shares to be issued to be indeterminate and hence outside the control of the Company. This is as per paragraph 20 of EITF 00-19. These warrants were initially valued at $560,610 and have been recorded as discount to the convertible notes with a corresponding credit to warrant liability. The excess of the discount recorded over the face value of the note of $220,610______ has been charged to other expense and the remaining discount of $340,000 is accreted on a straight-line basis over the maturity period of the note. As a result of the Company losing control over the number of shares to be issued (tainting feature”), all embedded derivatives and warrants related to convertible notes issued subsequently defaulted to being a derivative liability.

The conversion option in respect of Bridge I Financing -$200,000 Notes was not valued as management determined that the probability of a Equity Financing of $5.0 million was remote. The corresponding warrants were determined to be a liability due to the tainting feature stated above. These warrants were initially valued at $269,690 and have been recorded as discount to the convertible notes with a corresponding credit to warrant liability. The excess of the discount recorded over the face value of the note of $69,690 has been charged to other expense and the remaining discount of $200,000 is accreted on a straight-line basis over the maturity period of the note.

The conversion option and the warrants in respect of Bridge II Financing were determined to be a liability due to due to the tainting feature stated above. The conversion option and warrants were initially valued at $_____and $_______, respectively and have been recorded as discount to the convertible notes with a corresponding credit to conversion liability and warrant liability, respectively. The excess of the discount recorded over the face value of the note of $_______ has been charged to other expense and the remaining discount of $________ is accreted on a straight-line basis over the maturity period of the note.

The company values the conversion option and the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of ranging from ___ to ____, and volatility of between ______ and _____.

EITF 00-19 requires that the Company revalue the derivative instruments periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or their expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will record at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. The Company similarly revalues the conversion option each reporting period with the change in value recorded as interest expense or interest income.

As of June 30 2006, all warrants issued were revalued and the change in fair value of these warrants from $________ to $_______ or $_______ has been recorded as other expense/income. Similarly, the conversion option was revalued as of June 30, 2006 and the change in fair value of the conversion option from $________ to $_______ or $_______ has been recorded as other expense/income.

NOTE 5          PREFERRED SHARES:

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

NOTE 6 - SHAREHOLDERS’ EQUITY/STOCK OPTION PLANS:

During fiscal 2006, the Company issued 12,143,313 shares of its common stock to various consultants for marketing and investor relations services provided. Such shares were valued at the market price as of the date of issuance, aggregating $1,296,242.

During fiscal 2005, the Company issued 4,833,929 shares of common stock for consulting and legal services and in settlement of liabilities. The value recorded was based on the market price at the time of issuance and aggregated $318,238.

As of June 30, 2006 there are two stock option plans in effect; the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan). The Directors' Plan allows for the grant of options to purchase up to 250,000 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant. Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 1,000,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates.

The following table summarizes information about stock options outstanding, all of which were granted under the Directors’ Plan and are exercisable: (needs to be updated through June 30, 2006)

Outstanding as of June 30, 2003	57,200
Granted/exercised/expired	-
Outstanding as of June 30, 2004	57,200
Expired	(4,400)
Outstanding as of June 30, 2005	52,800
Granted/exercised/expired	(40,000)-
Outstanding as of June 30, 2006	12,800

Exercise prices of the outstanding options are as follows:

Exercise Prices	Number of Options
$1.06	6,400
$0.32	3,200
$0.63	3,200

12,800

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 7 - INCOME TAXES:

The Company has not filed federal or state tax returns for any of the tax years subsequent to December 31, 1993. Management intends to cure this deficiency as soon as possible and expects there will be no federal tax liability (based on continued losses) for these delinquent years. Deferred tax assets and liabilities consist of the following as of June 30:

	2006			2005

Deferred tax assets:
Net operating loss carry forwards	$			$1,429,990

Less valuation allowance		(	)	(1,429,990)
		$-		$-

A valuation allowance equivalent to 100% of the deferred tax asset has been established since, at the current time, it is not more probable than not, that the Company will be able to recognize a tax benefit for the asset. The net operating losses expire at various dates through 2024.

NOTE 8 - COMMITMENTS:

In April 2006, the Company entered into a three-year lease for office space in Toronto, Canada, for a monthly payment of $1,927 plus GST. The Company also terminated negotiated a final settlement on it’s lease in Irvine, California for $1,992. Rent expense for the years ended June 30, 2006 and 2005 aggregated $35,474 and $22,906, respectively.

NOTE 9 - SUBSEQUENT EVENT:

On July 31, 2006 (the “Initial Closing Date”), the Company agreed to a $4 million equity financing by entering into two Series B Convertible Preferred Stock Subscription Agreements (each a “Subscription Agreement” and collectively the “Subscription Agreements”) with each of Clearline Capital, LLC and Vladimir Goryunov (each a “Purchaser” and collectively, the “Purchasers”). Each Subscription Agreement provides for the sale by the Company to the applicable Purchaser of 117,648 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), and warrants to purchase an aggregate of 17,647,059 shares of the Company’s common stock, in exchange for and in consideration of an aggregate investment by each Purchaser of $2 million in cash (each Purchaser’s “Investment Amount”), which amount is to be invested by each Purchaser in two equal $1 million installments, the first of which occurred on the Initial Closing Date and the second of which will occur at a subsequent closing to occur on or before November 30, 2006 (the “Subsequent Closing”, and the date of such Subsequent Closing, the “Subsequent Closing Date”); provided that the Company satisfies the necessary condition precedent to the Subsequent Closing as described below.

On the Initial Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Series B Preferred Stock and two warrants (the terms of which are more fully described below) to purchase an aggregate of 8,823,530 shares of common stock. The Subscription Agreements obligate each Purchaser to invest the remaining $1 million of its Investment Amount (each Purchaser’s “Additional Investment Amount”) in the Company no later than November 30, 2006, subject only to the Company converting at least 80% of the aggregate outstanding principal amount evidenced by those certain convertible promissory notes issued by the Company between February 2006 and July 31, 2006 (collectively, the “Promissory Notes”) into shares of common stock prior to the Subsequent Closing Date. In exchange for each Purchaser’s Additional Investment Amount, the Company will issue to each Purchaser an additional 58,824 shares of Series B Preferred Stock and two additional warrants (the terms of which are more fully described below) to purchase an aggregate of an additional 8,823,529 shares of common stock.

On the Initial Closing Date the Company granted each Purchaser (i) one warrant to purchase 3,750,000 shares of common stock at an exercise price of $0.22 per share in the event the warrant is exercised on or prior to July 31, 2007, and $0.28 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one warrant to purchase 5,073,530 shares of common stock at an exercise price of $0.28 per share (each an “Initial Warrant”, and collectively, the “Initial Warrants”). Assuming that the conditions precedent to the Subsequent Closing are satisfied, on the Subsequent Closing Date, the Company will grant each Purchaser (i) one additional warrant to purchase 3,750,000 shares of common stock at an exercise price of $0.22 per share in the event the warrant is exercised on or prior to July 31, 2007, which increases to $0.28 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one additional warrant to purchase 5,073,530 shares of common stock at an exercise price of $0.28 per share (each a “Subsequent Warrant”, collectively, the “Subsequent Warrants” and collectively with the Initial Warrants, the “Warrants”). The Warrants expire on January 31, 2009. The exercise prices of the Warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The terms of the Initial Warrants and the Subsequent Warrants are identical.