Form 10KSB/A
period 2006-06-30
ELEMENT 21 GOLF CO
filed 2006-10-16
CIK 797662

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB-A

AMENDMENT NO. 1

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

As of October 12, 2006 there were approximately 91,874,457 shares of our common voting stock held by non-affiliates having a market value of approximately $17,088,649 on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of October 12, 2006, there were 99,630,554 shares of common stock of the Issuer outstanding.

EXPLANATORY NOTE: THIS 10-KSB-A (AMENDMENT NO. 1) TO ELEMENT 21 GOLF COMPANY’S FORM 10-KSB IS BEING FILED IN ORDER TO REPLACE THE FORM 10-KSB FILED ON OCTOBER 13, 2006 IN ITS ENTIRETY AS SUCH FORM WAS FILED INADVERTENTLY PRIOR TO ITS COMPLETION. ONLY THE INFORMATION SET FORTH IN THIS AMENDMENT NO.1 TO FORM 10-KSB SHOULD BE RELIED UPON AS THE INFORMATION CONTAINED IN THE COMPANY’S ORIGINALLY FILED FORM 10-KSB WAS INCOMPLETE.

Element 21 Golf Company

10-KSB for the Year Ended June 30, 2006

Table of Contents

PART I		1
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

PART II		18
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	18
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	21
ITEM 7.	FINANCIAL STATEMENTS	27
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	27
ITEM 8A	CONTROLS AND PROCEDURES	27
ITEM 8B	OTHER INFORMATION	28

PART III		28
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	28
ITEM 10.	EXECUTIVE COMPENSATION	30
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	32
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	35
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	37

Signatures		31
Financial Statements		F-1

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

In September, 2002, we acquired 100% of the outstanding common stock of Element 21 Golf Company, a Delaware corporation (“Element 21”), in exchange for 42,472,420 restricted shares of our common stock (“the Acquisition”). We also converted options to acquire 6,432,000 shares of Element 21 common stock into options to acquire 6,432,000 shares of our common stock. This Acquisition has been accounted for as a “reverse” acquisition using the purchase method of accounting, as the shareholders of Element 21 owned a majority of the outstanding stock of our Company immediately following the Acquisition. Following the Acquisition, we changed our name to Element 21 Golf Company.

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

The Element 21 Alloy’s Evolution in the Golf Industry

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

In August 2003, the Company finalized its golf shaft design criteria through the use of the most advanced CAD/CAM computer software programs available. These systems are used by the major aerospace companies to produce aircraft such as the Advanced Tactical Fighter, America’s fighter jet for the 21st century. Utilizing the designs created and analyzed with this software, the Company’s Korean manufacturer can produce golf shafts to the exacting standards of advanced aerospace products. The manufacturer has capacity to process in excess of 100,000 pounds of material per month which equates to approximately 450,000 golf shafts. The manufacturer has negotiated a $50,000 credit line with preferential payment terms to begin full production of E21’s golf shafts. In return, the Company has purchased and provided to the manufacturer the semi-automatic testing and calibration equipment necessary to produce high quality golf products on a full production basis.

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

At a Special Meeting of the Company’s stockholder on May 8, 2006, the stockholders approved a resolution unanimously adopted by the Board of Directors to authorize a series of 19 separate amendments to the Company's Certificate of Incorporation in order to effect a reverse stock split of the outstanding shares of the Company's common stock at each ratio of a minimum of 1 for 2, a maximum of 1 for 20, and at a ratio equal to 1 for each whole number between 2 and 20. The Board of Directors was thereby given the discretion to unilaterally determine an appropriate stock split ratio within a range of 1 for 2 and 1 for 20 and to give effect to the corresponding amendment of the Company's Certificate of Incorporation which effects such stock split and to abandon each other amendment adopted relating to the reverse stock split. Because the aggregate number of shares of common stock would be reduced as a result of the reverse stock split, if and when effected, the monetary per share value of each remaining share of common stock would increase and we anticipate that the number of holders of the Company’s common stock would decrease as a result of fractional shares created by the reverse stock split. Consequently, any cash dividends that were to be paid per share would increase proportionately on a per share basis as compared to the cash dividend paid prior to the reverse stock split.

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

As described above in Item 1 under the heading “Recent Events”, on July 31, 2006 (the “Initial Closing Date”), the Company sold an aggregate of 117,648 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued warrants to purchase an aggregate of 17,647,060 shares of common stock for an aggregate purchase price of $2,000,000. The Company paid 15% commissions to Futon Investment Ltd. in connection with its issuance of shares of Series B Preferred Stock and the accompanying warrants. The shares of Series B Preferred Stock are convertible into shares of Common Stock at the election of the Purchasers. Each share of Series B Preferred Stock is initially convertible into 100 shares of Common Stock, with such conversion ratio subject to adjustment in the event of dilutive issuances, stock splits, combinations, certain dividends and distributions, and mergers, reorganizations or other similar recapitalization events. The warrants may be exercised in whole or in part for shares of Common Stock by payment by the Purchasers of the applicable exercise price in cash prior to the expiration of the warrants on January 31, 2009.

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

. Securities Authorized for Issuance Under Equity Compensation Plans

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

Fiscal 2006 Compared to Fiscal 2005

During fiscal year 2006, we had $51,569 in revenues as compared to $65,635 in revenues during fiscal year 2005. During fiscal year 2006, our costs of sales were $25,722. During fiscal year 2006, our general and administrative costs were $3,566,192. These general and administrative costs primarily consist of marketing costs, including trade shows, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity, and consulting fees which was satisfied through the issuance of our common stock. During fiscal 2005, general and administrative expenses aggregated $1,378,439 and consisted primarily of marketing costs, including trade shows, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity, consultant compensation of $500,000 and consulting fees valued at $288,000, which was satisfied through the issuance of our common stock. Net loss for fiscal 2006 was $4,496,095 ($0.05 per share) as compared to a net loss of $1,352,931 ($0.02 per share) for fiscal 2005. The increase in net loss is largely attributable to an increase in consulting costs.

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

During fiscal 2006, we generated cash of $48,445 from our operations compared to $414,754 used for fiscal 2005. During fiscal 2006, the Company’s accounts payables decreased by $259,255 while it’s accrued expenses increased by $511,858 As of June 30, 2006, we had accrued and unpaid compensation to our officers of approximately $500,000. To fund our operation, our officers have advanced funds and paid expenses on our behalf. For fiscal 2006, funds generated from financing sources aggregated $883,148 compared to $426,567 generated in fiscal 2005.

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

We have a history of substantial operating losses and an accumulated deficit of $17,212,576 as of June 30, 2006, of which $3,261,401 represents development stage losses. For the year ended June 30, 2006, our net loss was $4,496,095. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Name	Age	Position with the Company	Date of Election or Designation
Nataliya Hearn, Ph.D.	39	President, Chief Executive Officer and Director	October 4, 2002
John Grippo	50	Chief Financial Officer	March 1, 2006
Gerald Enloe	58	Director, Chairman	October 4, 2002
Jim Morin(1)	55	Director, Vice President, Secretary, Treasurer, Chief Financial Officer	October 4, 2002

(1) Mr. Morin resigned as an officer and director of the Company on July 31, 2006.

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

SUMMARY COMPENSATION TABLE
Long-Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Years of Periods Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards $	Option/ SAR’s #	LTIP Payouts $	All Other Compensation
Nataliya Hearn, PhD, President, CEO and Director (1)	06/30/06 06/30/05 06/30/04	0 0 0	0 0 0	0 0 0	0 0 0	1,500,000 0 0	0 0 0	0 0 0
Jim Morin, Treasurer and Secretary (2)	06/30/06 06/30/05 06/30/04	125,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John Grippo, Chief Financial Officer (3)	06/30/06 06/30/05 06/30/04	32,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Bill Dey Executive Vice President of Sales, General Manager	06/30/06 06/30/05 06/30/04	60,000 0 0	0 0 0	0 0 0	0 0	0 0 0	0 0 0	0 0 0

(1)
Nataliya Hearn serves as the CEO and President of the Company without cash compensation. The Company has agreed to grant Dr. Hearn options to purchase 1,500,000 common shares at a purchase price of $0.08 per share in exchange for services rendered to the Company during calendar year 2006. These options have not yet been granted. Ms. Hearn began serving as an executive officer of the Company on October 4, 2002.

(2)
Mr. Morin resigned as an officer of the Company on July 31, 2006. Mr. Morin was awarded 125,000 shares of Series A Convertible Preferred Stock of the Company valued at $1 per share in exchange for services rendered to the Company.

(3)
Mr. Grippo was engaged as a consultant to the Company and was named the Chief Financial Officer of the Company on March 1, 2006. Of the $32,000 in compensation paid to Mr. Grippo, $9,000 was paid in cash, $3,000 remains to be paid by the Company and $20,000 was paid through the grant of unrestricted shares of the Company’s Common Stock.

(4)	Mr. Dey was engaged as a consultant to the Company and was named Vice President of Sales and General Manager on January 1, 2006.

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

(2)
Calculated based on 99,630,554 shares of Common Stock outstanding as of September 30, 2006 plus an aggregate of 58,822,600 shares of Common Stock issuable to Clearline Capital LLC and Vladimir Goryunov as described above.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series A Convertible Preferred Stock, par value $0.10 per share	Nataliya Hearn(1)	971,910	46%
	ASA Commerce (1)	891,646	42%
	Jim Morin (1)	125,000	6%
	Gerald Enloe(1)	125,000	6%

(1) Address is c/o Element 21 Golf Company, 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Convertible Preferred Stock, par value $0.10 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	117,649 (1)	50%
	VladimirGoryunov Alderstasse 31, Zurich 8008,Switzerland	117,649 (1)	50%

(1) Includes 58,825 shares of Series B Convertible Preferred Stock which may be acquired by the holder from the Company at any time prior to November 30, 2006.

(b) Security Ownership of Management. Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(4)
Common Stock, par value $0.01 per share	Gerald Enloe, Director and Chairman (3)	3,440,656 (1)	3.2%
	Nataliya Hearn, Ph.D., President, Chief Executive Officer and Director (3)	9,721,215 (2)	9.2%
	John Grippo Chief Financial Officer (3)	395,833	*%
	Bill Dey, Executive Vice President of Sales and General Manager (3)	0	0%
All Officers, Directors as a Group (4 Persons)		13,557,704	12.9%

(1)	Includes 490,196 shares of Common Stock issuable upon the conversion of 125,000 shares of Series A Convertible Preferred Stock held by the holder.

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

(4)
Calculated based on 99,630,554 shares of Common Stock outstanding as of September 30, 2006 plus an aggregate of 5,801,607 shares of Common Stock issuable upon the exercise of to be granted stock options and the conversion of outstanding shares of Series A Convertible Preferred Stock as described above.

*  Less than 1%.

Changes in Control

Two stockholders, Clearline Capital LLC and Vladimir Goryunov, as a group, beneficially own over 35% of our common stock. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Lazar Levine and Felix LLP (“LLF”) is the Company’s independent auditors. Audit and review fees for the years ended June 30, 2006 and 2005 aggregated $59,560 and $51,000, respectively. LLF was hired effective October 27, 2004.

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

ELEMENT 21 GOLF COMPANY

Date: October 13, 2006	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D. President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: October 13, 2006	By:	/s/Nataliya Hearn
Nataliya Hearn, Ph.D. President, Chief Executive Officer and Director

Date: October 13, 2006	By:	/s/ Gerald Enloe
Gerald Enloe Director

Date: October 13, 2006	By:	/s/ John Grippo
John Grippo Chief Financial Officer

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Element 21 Golf Company
Toronto, Canada

We have audited the accompanying consolidated balance sheets of Element 21 Golf Company and subsidiaries, (the “Company”) as of June 30, 2006 and 2005 and the consolidated statements of operations, shareholders’ deficit and cash flows for the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Element 21 Golf Company and subsidiaries as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lazar Levine & Felix LLP
LAZAR LEVINE & FELIX LLP

New York, New York
October 13, 2006

ELEMENT 21 GOLF COMPANY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

- ASSETS -
CURRENT ASSETS:	2006	2005
Cash	$263,219	$1,148
Accounts receivable - net of allowance for doubtful accounts of $0	11,994	36,451
Inventories	128,382	170,928
Prepaid expenses and other current assets	17,907	6,380
TOTAL CURRENT ASSETS	421,502	214,907

FIXED ASSETS - NET	510,530	12,712

TOTAL ASSETS	$932,032	$227,619

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES
Accounts payable	$157,191	$416,446
Accrued expenses	1,054,858	543,000
Accrued interest	31,485	-
Convertible notes	348,581	-
Derivative liability	1,491,945
TOTAL CURRENT LIABILITIES	3,084,060	959,446

LONG-TERM LIABILITIES:
Accounts payable - related parties	504,001	484,251
Loans and advances - officers/shareholders	104,162	483,764
TOTAL LONG-TERM LIABILITIES	608,163	968,015

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Preferred stock, $.10 par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Series A Preferred stock, $.001 par value, authorized 5,000,000 shares, 2,113,556 shares issued and outstanding	2,114	-
Common stock, $.01 par value; 300,000,000 shares authorized 99,630,554 and 87,487,241 shares issued and outstanding in 2006 and 2005, respectively	996,308	874,872
Additional paid-in capital	13,453,963	10,141,767
Accumulated deficit	(17,212,576)	(12,716,481)
	(2,760,191)	(1,669,842)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$932,032	$227,619

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	Year Ended June 30,.
	2006	2005

REVENUES	$51,569	$65,635

COSTS AND EXPENSES
Costs of sales	25,722	39,380
General and administrative	3,566,192	1,378,439
Depreciation expense	171,704	747
TOTAL COSTS AND EXPENSES	3,763,618	1,418,566

LOSS FROM OPERATIONS	(3,712,049)	(1,352,931)

OTHER INCOME (EXPENSE):
Interest expense	(382,818)	-
Derivative expense	(392,179)	-
Other expense, net	(9,049)	-
	(784,046)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,496,095)	(1,352,931)

Provision for income taxes	-	-

NET LOSS	(4,496,095)	(1,352,931)

Preferred stock dividends	(543,512)	-

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,039,607)	$(1,352,931)

Basic and diluted weighted average shares	97,764,539	86,089,275

Basic and diluted loss per share	$(0.05)	$(0.02)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	Series A Preferred Stock	Shares	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Balance, June 30, 2004	$-	82,653,312	$826,533	$9,871,868	$(3,261,401)	$(8,102,149)	$(665,149)

Issuance of common stock for services	-	4,833,929	48,339	269,899	-	-	318,238
Reclass development stage deficit	-	-	-	-	3,261,401	(3,261,401)	-
Net loss	-	-	-	-	-	(1,352,931)	(1,352,931)
Balance, June 30, 2005	-	87,487,241	874,872	10,141,767	-	(12,716,481)	(1,699,842)
Issuance of Series A Preferred Stock	2,114	-	-	2,111,442	-	-	2,113,556
Beneficial conversion feature of convertible preferred stock	-	-	-	543,512	-	-	543,512
Deemed dividend	-	-	-	(543,512)	-	-	(543,513)
Issuance of warrants for services	-	-	-	219,020	-	-	219,020
Issuance of convertible notes	-	-	-	63,234	-	-	63,234
Sale of warrants	-	-	-	80,000	-	-	80,000
Issuance of common stock for services	-	12,143,313	121,436	838,500	-	-	959,936
Net loss	-	-	-	-	-	(4,496,095)	(4,496,095)
Balance, June 30, 2006	$2,114	99,630,554	$996,308	$13,453,963	$-	$(17,212,576)	$(2,760,191)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,496,095)	$(1,352,931)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	959,936	318,238
Compensatory preferred stock	777,397	-
Beneficial conversion feature of convertible notes	63,234	-
Depreciation	171,704	747
Amortization of discount to convertible notes	348,581	-
Excess derivative liability expense	392,179	-
Changes in:
Accounts receivable	24,457	(36,451)
Inventories	42,546	(170,928)
Prepaid expenses and other current assets	(11,527)	(4,193)
Accounts payable	(259,255)	319,701
Accrued interest	31,485	-
Derivative liability	1,491,945	-
Accrued expenses	511,858	511,063
Net cash provided by (used in) operating activities	48,445	(414,754)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(669,522)	(13,459)
Net cash (used in) investing activities	(669,522)	(13,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(379,602)	(29,866)
Proceeds from sale of warrants	80,000	-
Proceeds from issuance of convertible notes	1,163,000	-
Loan proceeds from shareholders	19,750	456,433
Net cash provided from financing activities	883,148	426,567

NET (DECREASE) INCREASE IN CASH	262,071	(1,646)

CASH, BEGINNING OF YEAR	1,148	2,794

CASH, END OF YEAR	$263,219	$1,148

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(b) Going Concern:

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s subsidiaries are inactive and are not expected to produce significant revenues or generate cash. During the last quarter of fiscal year 2005, the Company commenced sales of its products and has begun generating revenue. However, as of June 30, 2006, the Company continues to have negative working capital of $2,662,558, an accumulated deficit of $17,212,576 ($3,261,401 of which was realized during the development stage period from September 17, 2002 to June 30, 2004), a total shareholders’ deficit of $2,760,191 and for the year ended June 30, 2006 incurred a net loss of $4,496,095, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

Managements’ plans for the Company include more aggressive marketing, raising additional capital (see Note 9 - Subsequent Events) and other strategies designed to optimize shareholder value. However, no assurance can be made that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

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

(e) Fair Value of Financial Instruments:

The Company’s significant financial instruments consist of cash, short-term receivables and payables. The carrying value of all such instruments approximates their fair value. The fair value of convertible notes and loans and advances from officers and shareholders are not determinable due to the terms of these instruments.

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

(j) Income Taxes:

Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change in deferred tax assets and liabilities during the period.

(k) Stock-Based Compensation:

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

The adoption of SFAS 123R’s fair value method did not have a significant impact on our results of operations.

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

NOTE 2 - FIXED ASSETS:

Fixed assets consists of the following:

	2006	2005
Furniture and fixtures	$10,178	$3,530
Computer equipment	5,984	929
Tools & Dies	635,791	-
Leasehold improvements	24,428	-
Office equipment	6,600	9,000
	682,981	13,459
Less: accumulated depreciation	172,451	747
	$510,530	$12,712

Depreciation expense for the fiscal 2006 and 2005 years aggregated $171,704 and $747, respectively.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 3 - RELATED PARTY TRANSACTIONS:

(a) Accounts Payable - Related Parties:

Since April of 1996 and until June 30, 2005, the Company had engaged R T Robertson Consultants, Inc. (“Robertson”) and Robertson Advisors, LLC (“Advisors”), consulting firms controlled by family members of Dr. R. Bruce Reeves, to perform the executive duties of the Company without specific compensation. Mr. Reeves was a member of the Board of Directors, President, and Chief Executive Officer of the Company until October 4, 2002. In this capacity and as an employee of the consulting firm, Dr. Reeves managed ongoing business activities of the Company until the transaction in September 2002. During the fiscal year ended June 30, 2005, Robertson and/or Advisors charged $135,000 in administrative management oversight plus $9,049 in billable expenses to the Company and its subsidiaries. At June 30, 2006, $117,468 was owed to Robertson, $132,329 was owed to Advisors, $1,876 was owed to Dr. Reeves and the balance was owed to other related parties. All parties have indicated that payment of these balances is not expected during the next fiscal year.

(b) Loans and Advances - Officers/Shareholders:

All loans and advances from officers/shareholders were made on a non-interest bearing basis and the officer has agreed to not demand payment during the next fiscal year.

Included in Accrued Expenses is approximately $500,000 of consulting compensation accrued for our officers and directors. Depending on the financial condition of the Company, this liability may be converted into Company common stock at a future date.

NOTE 4 -  CONVERTIBLE NOTES:

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 4 -  CONVERTIBLE NOTES (Continued):

Bridge II Financing:

Between May 5 and June 29th, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 16 individual investors. Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock up to 150% of the investor’s initial investment in the Notes at an exercise price equal to the lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of exercise. All these warrants are subject to certain anti-dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of Company’s Common Stock at a conversion price equal to the lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of conversion.

The Company has accounted for the above convertible notes and warrants as follows: under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") an embedded conversion option should be bifurcated and accounted for separately as a derivative instrument, unless the specific requirements for equity classification of the embedded conversion option, as stated in EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”) are met. EITF 00-19 provides that an equity classification is appropriate if the settlement criteria set forth therein for such classification are met and that the additional conditions necessary for equity classification, set forth therein, are also met.

The Company has analyzed the convertible notes and warrants under the two Bridge financings and has made the following determination:

The conversion option in respect of Bridge I Financing -$340,000 Notes was not valued as management determined that the probability of a Equity Financing of $5.0 million was remote. Even if the option had some value, in absence of a conversion price it was not possible to value the conversion option, if any. The corresponding warrants were determined to be a liability due to a theoretical exercise price that could be very small to cause the number of shares to be issued to be indeterminate and hence net share settlement is not within the control of the Company. This is as per paragraph 20 of EITF 00-19. These warrants were initially valued at $560,610, which is in excess of the value of the underlying Notes. As such, the value of the warrants has been restricted to the amount of the proceeds of $340,000 and has been recorded as a discount to the convertible notes with a corresponding credit to warrant liability. The discount of $340,000 is accreted on a straight-line basis over the maturity period of the note. As a result of the Company losing control over the number of shares to be issued (the “tainting feature”), all embedded derivatives and warrants related to convertible notes issued subsequently defaulted to being a derivative liability.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 4 - CONVERTIBLE NOTES (Continued):

The conversion option in respect of Bridge I Financing -$200,000 Notes was not valued as management determined that the probability of a Equity Financing of $5.0 million was remote. The corresponding warrants were determined to be a liability due to the tainting feature stated above. These warrants were initially valued at $269,690 which is in excess of the value of the underlying Notes. As such, the value of the warrants has been restricted to the amount of the proceeds of $200,000 and has been recorded as discount to the convertible notes with a corresponding credit to warrant liability. The discount of $200,000 is accreted on a straight-line basis over the maturity period of the note.

The conversion option and the warrants in respect of Bridge II Financing were determined to be a liability due to due to the tainting feature stated above. The conversion option and warrants were initially valued in excess of the proceeds of the underlying notes. As such, the value of the warrants and the conversion option was restricted to the amount of the proceeds of $623,000 and have been recorded as discount to the convertible notes with a corresponding credit to a derivative liability for warrants and conversion feature. The discount of $623,000 is being accreted on a straight-line basis over the maturity period of the note.

The Company values the conversion option and the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 5.1% and volatility of 163%.

EITF 00-19 requires that the Company revalue the derivative instruments periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or their expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. The Company similarly revalues the conversion option each reporting period with the change in value recorded as interest expense or interest income.

As of June 30 2006, Bridge I financing warrants issued were revalued and the change in fair value of these warrants from $922,448 to $932,179 or $9,731 has been recorded as other expense. Similarly, the Bridge II financing warrants and conversion feature was revalued as of June 30, 2006 and there was no significant change in fair value.

NOTE 5 - PREFERRED SHARES:

In February 2006, the Company issued a total of 2,113,556 shares of newly designated Series A Convertible Preferred Stock (“Series A Preferred”) in order to settle outstanding debts owed to officers and consultants of the Company (a portion of which were for unpaid consulting fees) in the aggregate amount of $2,113,556. The shares of Series A Series A Preferred are convertible at the option of the holder, at any time after issuance. Each share of Series A Preferred is convertible into that number of shares of common stock of the Company as is equal to the Original Issue Price of shares of Series A Preferred, or $1.00, by the Conversion Price which is initially equal to $0.255 and is subject to adjustment in certain cases. Each share of Series A Preferred carries with it the right to fifty votes.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 5 - PREFERRED SHARES (Continued):

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

The Company has evaluated the Series A Preferred to determine if there are any embedded derivatives and determined that the Series A Preferred is more akin to debt than equity as it is not redeemable and carries voting rights. As such the Series A Preferred is considered perpetual and the option to convert into shares of Company’s Common Stock is clearly and closely related to the host contract i.e. Series A Preferred and therefore need not be separated. The warrants associated with the issuance of some of the Series A Preferred have been determined to be equity in accordance with FAS 133 and EITF 00-19, as there are no registration rights and associated liquidated damages. The warrants have been valued at $209,593 using the Black Scholes method. The value of the warrant has been recorded as a discount to the Series A Preferred and has been charged as dividend expense. The Series A Preferred is evaluated further under EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”) to determine if there is any beneficial conversion feature associated with the conversion. The Company calculated the beneficial conversion to be $333,920. The beneficial conversion feature has been charged as dividend expense.

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
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 6 - SHAREHOLDERS’ EQUITY/STOCK OPTION PLANS (Continued):

The following table summarizes information about stock options outstanding, all of which were granted under the Directors’ Plan and are exercisable: (needs to be updated through June 30, 2006)

Outstanding as of June 30, 2004	57,200
Expired	(4,400)
Outstanding as of June 30, 2005	52,800
Expired	(40,000)
Outstanding as of June 30, 2006	12,800

Exercise prices of the outstanding options are as follows:

Exercise Prices	Number of Options
$1.06	6,400
$0.32	3,200
$0.63	3,200

12,800

NOTE 7 - INCOME TAXES:

The Company has not filed federal or state tax returns for any of the tax years subsequent to December 31, 1993. Management intends to cure this deficiency as soon as possible and expects there will be no federal tax liability (based on continued losses) for these delinquent years. Deferred tax assets and liabilities consist of the following as of June 30:

	2006	2005

Deferred tax assets:
Net operating loss carry forwards	$2,136,300	$1,429,990

Less valuation allowance	(2,136,300)	(1,429,990)
	$-	$-

A valuation allowance equivalent to 100% of the deferred tax asset has been established since, at the current time, it is more likely than not, that the Company will be able to recognize a tax benefit for the asset. The net operating losses expire at various dates through 2024.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 8 - COMMITMENTS:

In April 2006, the Company entered into a three-year lease for office space in Toronto, Canada, for a monthly payment of $1,927 plus GST. The Company also terminated negotiated a final settlement on its lease in Irvine, California for $1,992. Rent expense for the years ended June 30, 2006 and 2005 aggregated $35,474 and $22,906, respectively.

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

NOTE 9 - SUBSEQUENT EVENT:

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