Form 10QSB
period 2006-09-30
ELEMENT 21 GOLF CO
filed 2006-11-20
CIK 797662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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
Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date,  112,298,861 shares of common stock, par value $.01 per share as of November 15, 2006.

Transitional Small Business Disclosure Format (Check One) Yes  ☒  No   ☐

Element 21 Golf Company

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

- ASSETS -
	September 30, 2006	June 30, 2006
	(unaudited)
CURRENT ASSETS:
Cash	$1,481,772	$263,219
Accounts receivable - net of allowance for doubtful accounts of $0	7,063	11,994
Inventories	387,819	128,382
Prepaid expenses and other current assets	112,933	17,907
TOTAL CURRENT ASSETS	1,989,587	421,502
FINANCING COSTS - NET	294,618
FIXED ASSETS - NET	440,412	510,530
TOTAL ASSETS	$2,724,347	$932,032

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable	$344,971	$157,191
Accrued expenses	1,053,492	1,054,858
Accrued interest	44,294	31,485
Convertible notes	290,178	348,581
Derivative liability	3,498,286	1,491,945
TOTAL CURRENT LIABILITIES	5,231,221	3,084,060

LONG-TERM LIABILITIES:
Accounts payable - related parties	39,396	504.001
Loans and advances - officers/shareholders	482,076	104,162
	521,472	608,163

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 5,000,000 shares, no shares issued and outstanding		-
Series A Preferred stock, $.001 par value, authorized 5,000,000 shares, 2,348,848 and 2,113,556 issued and outstanding, as of September 30 and June 30, 2006	2,114	2,114
Series B Preferred stock, $.01 par value, authorized 350,000 shares, 117,648 and 0 shares issued and outstanding at September 30 and June 30, 2006, respectively	117	-
Common stock, $.01 par value; 300,000,000 shares authorized, 111,558,071 and 99,630,554 shares issued and outstanding at September 30, and June 30, 2006, respectively	1,115,583	996,308
Additional paid-in capital	17,004,070	13,453,963
Prepaid expense	(675,000)	-
Accumulated deficit	(20,475,231)	(17,212,576)
	(3,028,347)	(2,760,191)
	$2,724,347	$932,032

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)

	Three months Ended September 30,
	2006	2005

REVENUES	$1,227	$22,620-

COSTS AND EXPENSES
Costs of sales	14,823	12,074
Depreciation expense	88,433	-
General and administrative	1,169,893	969,292
TOTAL COSTS AND EXPENSES	1,273,149	981,366

LOSS FROM OPERATIONS	(1,271,922)	(958,746)

OTHER INCOME (EXPENSE)
Interest expense	(299,571)
Derivative income (expense)	302,579
Other expense, net	(13,839)
	(10,831)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,282,753)	(958,746)

Provision for income taxes	-	-

NET LOSS	$(1,282,753)	$(958,746)

Preferred stock dividends	2,000,000	-

LOSS APPLICABLE TO COMMON STOCKHOLDERS	(3,282,753)	(958,746)

Basic and diluted weighted average shares	101,121,594	94,647,551

Basic and diluted loss per share	$(0.03)	$(0.01)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,282,753)	$(958,746)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	854,788	779,539
Beneficial conversion feature of convertible notes	56,029
Depreciation and amortization	86,408	784
Amortization of discount to convertible notes	247,957
Excess derivative liability expense (income)	(302,579)
Changes in:
Accounts receivable	4,931	30,258
Inventories	(259,437)	40,461
Prepaid expenses and other current assets	(95,026)	2,200
Accounts payable	187,780	(58,391)
Accrued expenses	(1,366)	-
Derivative liability	2,006,341
Accrued interest	12,809
Net cash (used in) operating activities	(484,118)	(163,895)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(10,638)	(3,200)
Net cash (used in) investing activities	(10,638)	(3,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(64,766)	89,763
Loans and advances from officers/shareholders	(21,925)
Financing costs	(300,000)
Net proceeds from bridge loans	100,000
Proceeds from sale of preferred shares	2,000,000	80,000
Net cash provided from financing activities	1,713,309	169,763

NET INCREASE IN CASH	1,218,553	2,668

CASH, BEGINNING OF PERIOD	263,219	1,148

CASH, END OF PERIOD	$1,481,772	$6,633

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2006
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

The Company is subject to a number of risks similar to those of other companies in the early stages of operations.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful marketing of its products and the potential need to obtain adequate additional financing necessary to fund future operations.  Certain consultants, who are also stockholders of the Company, have advanced funds to allow the Company to acquire aluminum Scandium alloy concentrate from Russia and to acquire critical lateral forging equipment made in the U.S., both of which were shipped to South Korea to enable the production of Scandium alloy golf shafts. Update?

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B; however, these financial statements have not been reviewed by the Company’s auditors.  Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 2006.

NOTE 2          FUTURE OPERATIONS/GOING CONCERN:

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only recently begun producing revenues; however, not on any consistent basis.  Even with the generation of revenues from the sale of golf shafts now being produced and sold, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:

	September 30, 2006	June 30, 2006

Negative working capital	$3,241,634	$2,662,558
Net loss	3,282,753	4,496,095
Accumulated deficit	20,475,231	17,212,576

As shown in the accompanying financial statements, during the three months ended September 30, 2006 the Company incurred a net loss of $3,282,753 and cash utilized by operations during this period was $484,118. For the fiscal year ended June 30, 2006, the Company realized a net loss of $4,496,095 and generated cash of $48,445 for operating purposes.

These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern.  The unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2          FUTURE OPERATIONS/GOING CONCERN (CONTINUED):

classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the Element 21 Technologies golf development business, the Company has depended on advances and consulting services from consultants engaged by the Company as well as the financings described below (See Notes 5 and 6). Absent these continuing advances, services and financings, the Company could not continue with the development and marketing of its golf products.

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

During the three months ended September 30, 2006 the Company issued 9,242,233 shares of its common stock to consultants for services rendered by them and recorded additional expense of $854,788.

NOTE 3          RELATED PARTY ADVANCES:

During the three month period ended September 30, 2006, the Company repaid certain related parties a net amount of $64,766.

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

For the three months ended September 30, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share.

NOTE 5   CONVERTIBLE NOTES:

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. In respect of notes totaling $340,000 (“$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the Notes at an exercise price to be determined based on a twenty day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (“Equity Financing”), if that at all occurs, the price per share paid by participants in the equity financing. In respect of one note for $200,000 (“200,000 Note”), the investor received 3,243,243 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants are exercisable at an exercise price which is fixed at $0.17 per share. All these warrants are subject to certain anti-

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 5  CONVERTIBLE NOTES (Continued):

dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of Company’s Common Stock, upon the consummation by the Company of an Equity Financing, at a price equal to the price per share paid by participants in the equity financing or in case there is not an equity financing the average twenty day trading average of shares of the Company’s common stock in respect of the $340,000 Notes and at $0.17 per share in respect of the $200,000 Note.

During the 3 months ended September 30, 2006, two notes totaling $75,000 principal amount of the $340,000 Notes and $7,500 in related accrued interest were converted into 485,294 shares of common stock. As a result, the Company recorded $50,073 of interest expense due to the beneficial conversion feature and expensed the remaining $40,625 of unamortized discount to the notes into interest expense. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration terms by approximately seven months. As a result of the extension of the warrant expiration date, the Company recorded an additional $122,215 in derivative expense. In addition, a $20,000 note was cancelled during the quarter and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest.

As of September 30 2006, all of the Bridge I financing warrants issued and conversion option were revalued and the liability was adjusted to $606,300.

As of September 30, 2006 the company values the warrants and conversion option under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.6% to 5.0% and volatility ranging from 12% to 184%.

Bridge II Financing:

Between May 5 and July 11, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 20 individual investors (the $623,000 Notes”). Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock up to 150% of the investor’s initial investment in the Notes at an exercise price equal to the lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of exercise. All these warrants are subject to certain anti-dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of Company’s Common Stock at a conversion price equal to the lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of conversion.

During the month of July, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $120,000 to four additional investors (the “$120,000 Notes”). The terms of the notes are identical to the $623,000 Notes.

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

The Company has analyzed the convertible notes and warrants under the $120,000 Notes Financings and has made the following determination:

The conversion option and the warrants in respect of $120,000 Notes Financings were determined to be a liability due to the tainting feature. The conversion option and warrants were valued at an amount less than the proceeds of the underlying notes. Therefore, the beneficial conversion option of the Notes and the value of the warrants of $118,920 have been recorded as discount to the convertible notes with a corresponding credit to a derivative liability. The discount is being accreted on a straight-line basis over the maturity period of the notes.

The company values the conversion option and the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 5.0% and volatility of 116%.

During the 3 months ended September 30, 2006, six notes totaling $300,000 principal amount plus $30,000 in accrued interest of the Bridge II financing were converted into 2,200,000 shares of common stock. As a result, the Company recorded $150,722 of expense due to the beneficial conversion feature. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration term by approximately three months. There was no additional beneficial conversion feature to the incentives as the actual conversion rate exceeded to beneficial conversion rate at issuance. As a result of the extension of the warrant expiration date and setting of the conversion rate, the Company recorded an additional $42,533 in derivative expense.

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

As of September 30 2006, all of the Bridge II financing warrants issued and conversion option were revalued and the liability was adjusted to $226,155.

As of September 30, 2006 the company values the warrants and conversion option under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 5.0% and volatility of 51%.

NOTE 6          PREFERRED SHARES:

On July 31, 2006 (the “Initial Closing Date”), the Company agreed to a $4 million equity financing by entering into two Series B Convertible Preferred Stock Subscription Agreements (each a “Subscription Agreement” and collectively the “Subscription Agreements”) with to investors (each a “Purchaser” and collectively, the “Purchasers”). Each Subscription Agreement provides for the sale by the Company to the applicable Purchaser of 117,648 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), and warrants to purchase an aggregate of 17,647,059 shares of the Company’s common stock, in exchange for and in consideration of an aggregate investment by each Purchaser of $2 million in cash (each Purchaser’s “Investment Amount”), which amount is to be invested by each Purchaser in two equal $1 million installments, the first of which occurred on the Initial Closing Date and the second of which will occur at a subsequent closing to occur on or before November 30, 2006 (the “Subsequent Closing”, and the date of such Subsequent Closing, the “Subsequent Closing Date”); provided that the Company satisfies the necessary condition precedent to the Subsequent Closing as described below.

On the Initial Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Series B Preferred Stock and two warrants (the terms of which are more fully described below) to purchase an aggregate of 8,823,530 shares of common stock. The Subscription Agreements obligate each Purchaser to invest the remaining $1 million of its Investment Amount (each Purchaser’s “Additional Investment Amount”) in the Company no later than November 30, 2006, subject only to the Company converting at least 80% of the aggregate outstanding principal amount evidenced by those certain convertible promissory notes issued by the Company between February 2006 and July 31, 2006 (collectively, the “Promissory Notes”) into shares of common stock prior to the Subsequent Closing Date. In exchange for each Purchaser’s

Additional Investment Amount, the Company will issue to each Purchaser an additional 58,824 shares of Series B Preferred Stock and two additional warrants (the terms of which are more fully described below) to purchase an aggregate of an additional 8,823,529 shares of common stock.  On October 31, 2006, both Purchasers agreed to waive any conditions to the Subsequent Closing.

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

The Company has evaluated the Series B Preferred to determine if there are any embedded derivatives and determined that the Series B Preferred is more akin to debt than equity as it is not redeemable and carries voting rights. As such the Series B Preferred is considered perpetual and the option to convert into shares of Company’s Common Stock is clearly and closely related to the host contract i.e. Series B Preferred and therefore need not be separated. The warrants associated with the issuance of some of the Series B Preferred have been determined to be equity in accordance with FAS 133 and EITF 00-19, as there are registration rights and associated liquidated damages. The warrants have been valued nieces of $2,000,000 using the Black Scholes method. The value of the warrant has been recorded as discount to the Series B Preferred and has been charged as dividend expense. The Series B Preferred is evaluated further under EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”) to determine if there is any beneficial conversion feature associated with the conversion. The Company calculated the beneficial conversion to was zero as the conversion price equaled the stock price on the date of the agreement.

The warrants in respect of the Preferred Stock Financing were determined to be a liability. The warrants were initially valued in excess of the proceeds of the Preferred Stock. As such, the value of the warrants was restricted to the amount of the proceeds of $2,000,000 and has been recorded as warrant liability and is valued each quarter. As of September 30, 2006 the warrant liability was determined to be $2,110,995.

As of September 30, 2006 the company values the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.6% to 4.7% and volatility ranging from 121% to 183%.

NOTE 7          SHAREHOLDERS’ DEFICIT PREPAID EXPENSE:

The Company issued 5,000,000 common shares to a consultant in advance of providing services. Since the prepayment was made in Company stock, the prepayment balance has been presented as a negative to Shareholders' Deficit. As the consulting services are rendered, the prepaid balance will be reduced.

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

These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” as well as in this Form 10-QSB. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions.  These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

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

Review by the Company’s Auditors

These statements have not been reviewed by the Company’s auditors.

Results of Operations

Three Months Ended September 30, 2006 and 2005

For the three months ended September 30, 2006 the Company, had revenue of $1,227 and incurred costs of sales of $14,823 and general and administrative expenses of $1,169,893. Included in general and administrative expenses is a non-cash charge of $854,788, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $3,282,753, as compared with the three months ended September 30, 2005 in which the Company had revenue of $22,620, incurred costs of sales of $12,074 and general and administrative expenses of $969,292 (including a non-cash charge of $779,539 representing the value of common shares issued for services provided by consultants), resulting in a net loss also of $958,746.  The primary reason for the higher amount of general and administrative expenses during the three months ending September 30, 2006 is due to expenditures incurred in the marketing of our product.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of September 30, 2006 of $3,241,634.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2006, we had a working capital deficiency of $2,662,558.  Our continuation as a going concern will require that we raise significant additional capital.

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

We have a history of substantial operating losses and an accumulated deficit of $20,475,231 as of September 30, 2006 ($17,216,576 as of June 30, 2006). We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of September 30, 2006, as discussed above, we have no employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects, in particular Dr. Hearn and David Sindalovsky, who have played a key role in developing scandium technology for golf applications. In addition, once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Competition for executive and other skilled personnel in the golf equipment industry is intense, and we may not be successful in attracting and retaining such personnel. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

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

PART II - OTHER INFORMATION

Item 1             LEGAL PROCEEDINGS

None

Item 2             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006 the Company issued 9,242,233 shares of its common stock to consultants for services rendered by them and recorded additional expense of $1,431,580.  The Company also issued 117,586 shares of its Preferred B Stock shares in exchange for $2 million in financing as well as the issuance of warrants (See Note 6 above). The shares and warrants were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Element 21 Golf Company

November 20, 2006	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

November 20, 2006	By:	/s/ John Grippo
Chief Financial Officer