Form 10QSB/A
period 2006-09-30
ELEMENT 21 GOLF CO
filed 2006-11-21
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This amendment to the Company's Form 10-QSB for the quarter ended September 30, 2006 includes the financial statements as reviewed by our auditors and replaces an incomplete version of the Form 10-QSB originally filed on November 20, 2006.

Element 21 Golf Company

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

- ASSETS -
	September 30, 2006	June 30, 2006
	(unaudited)
CURRENT ASSETS:
Cash	$1,481,772	$263,219
Accounts receivable - net of allowance for doubtful accounts of $0	7,063	11,994
Inventories	387,819	128,382
Prepaid expenses and other current assets	787,933	17,907
TOTAL CURRENT ASSETS	2,664,587	421,502

FIXED ASSETS - NET	440,142	510,530

FINANCING COSTS - NET	294,618	-

TOTAL ASSETS	$3,399,347	$932,032

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,398,463	$1,212,049
Accrued interest	30,961	31,485
Convertible notes	498,556	348,581
Derivative liability	4,075,167	1,491,945
TOTAL CURRENT LIABILITIES	6,003,147	3,084,060

LONG-TERM LIABILITIES:
Accounts payable - related parties	482,076	504,001
Loans and advances - officers/shareholders	39,397	104,162
	521,473	608,163

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Series A Preferred stock, $.001 par value, authorized 5,000,000 shares,
2,113,556 shares issued and outstanding, as of September 30 and June 30, 2006	2,114	2,114
Series B Preferred stock, $.01 par value, authorized 350,000 shares,
117,648 shares issued and outstanding at September 30, 2006	117	-
Common stock, $.01 par value; 300,000,000 shares authorized,
111,558,071 and 99,630,554 shares issued and outstanding at
September 30, and June 30, 2006, respectively	1,115,581	996,306
Additional paid-in capital	15,004,072	13,453,965
Accumulated deficit	(19,247,157)	(17,212,576)
	(3,125,273)	(2,760,191)

	$3,399,347	$932,032

See notes to consolidated condensed financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)

	Three months Ended September 30,
	2006	2005

REVENUES	$1,227	$22,620

COSTS AND EXPENSES
Costs of sales	14,823	12,074
General and administrative	1,252,067	969,292
TOTAL COSTS AND EXPENSES	1,266,890	981,366

LOSS FROM OPERATIONS	(1,265,663)	(958,746)

OTHER INCOME (EXPENSE)
Interest expense	(554,076)	-
Derivative expense	(214,842)	-
	(768,918)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,034,581)	(958,746)

Provision for income taxes	-	-

NET LOSS	(2,034,581)	(958,746)

Accretion of preferred stock dividends	2,000,000	-

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(4,034,581)	$(958,746)

Basic and diluted weighted average shares	101,121,594	94,647,551

Basic and diluted loss per share	$(0.04)	$(0.01)

See notes to consolidated condensed financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,034,581)	$(958,746)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	798,830	779,539
Depreciation and amortization	86,409	784
Amortization of discount to convertible notes	554,024	-
Excess derivative liability expense (income)	214,842	-
Changes in:
Accounts receivable	4,931	30,258
Inventories	(259,437)	40,461
Prepaid expenses and other current assets	(95,026)	2,200
Accounts payable	187,780	(58,391)
Accrued expenses	(1,890)	-
Net cash (used in) operating activities	(544,118)	(163,895)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(10,638)	(3,200)
Net cash (used in) investing activities	(10,638)	(3,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to) advances from related parties	(64,766)	89,763
Loans and advances repaid to officers/shareholders	(21,925)	-
Financing costs	(300,000)	-
Net proceeds from bridge loans	160,000	-
Proceeds from sale of preferred shares	2,000,000	80,000
Net cash provided from financing activities	1,773,309	169,763

NET INCREASE IN CASH	1,218,553	2,668

CASH, BEGINNING OF PERIOD	263,219	1,148

CASH, END OF PERIOD	$1,481,772	$3,816

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

See notes to consolidated condensed financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1    NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and subsidiaries (the “Company” and or “Element 21”) designs, develops and has begun to market, Scandium alloy golf products.  The first products manufactured using the Company’s proprietary technology have been recently produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of it’s fiscal year ended June 30, 2006.

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

Key financial information follows:

	Quarter Ended September 30, 2006	Year Ended June 30, 2006
Negative working capital	$3,368,560	$2,662,558
Net loss	2,034,581	4,496,095
Accumulated deficit	19,247,157	17,212,576

As shown in the accompanying financial statements, during the three months ended September 30, 2006 the Company incurred a net loss of $2,034,581 and cash utilized by operations during this period was $544,119. For the fiscal year ended June 30, 2006, the Company realized a net loss of $4,496,095 and generated cash of $48,445 from operations.

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

During the three months ended September 30, 2006 the Company issued 9,242,233 shares of its common stock to consultants for services rendered by them and recorded additional expense of $798,530.

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

For the three months ended September 30, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at September 30, 2006 and 2005, have been excluded from the per share computations:

	September 30, 2006	September 30, 2005
Warrants	34,697,014	-
Convertible Notes	15,162,080	-
Convertible Preferred Stock	11,764,706	-

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 5    CONVERTIBLE NOTES:

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. In respect of notes totaling $340,000 (“$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the Notes at an exercise price to be determined based on a ten day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (“Equity Financing”), if that at all occurs, the price per share paid by participants in the equity financing. In respect of one note for $200,000 (“200,000 Note”), the investor received 3,529,413 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants are exercisable at an exercise price which is fixed at $0.17 per share. All these warrants are subject to certain anti-dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of Company’s Common Stock, upon the consummation by the Company of an Equity Financing, at a price equal to the price per share paid by participants in the equity financing or in case there is not an equity financing the average ten day trading average of shares of the Company’s common stock in respect of the $340,000 Notes and at $0.17 per share in respect of the $200,000 Note.

During the 3 months ended September 30, 2006, two notes totaling $75,000 principal amount of the $340,000 Notes and $7,500 in related accrued interest were converted into 485,294 shares of common stock. As a result, the Company expensed the remaining $40,625 of unamortized discount to the notes into interest expense. In addition, a $20,000 note was cancelled during the quarter and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration terms by approximately seven months. As a result of the extension of the warrant expiration date, the Company recorded an additional $122,215 in derivative expense. In addition, a $20,000 note was cancelled during the quarter and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest.

As of September 30 2006, all of the Bridge I financing warrants issued were revalued and the liability was adjusted to approximately $862,200. The terms of the warrants issued for the $340,000 Notes resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of September 30, 2006 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.6% to 5.0% and volatility ranging from 12% to 184%.

Bridge II Financing:

Between May 5 and June 30, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 20 individual investors (the $623,000 Notes”). Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock up to 150% of the investor’s initial investment in the Notes at an exercise price equal to the lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of exercise. All these warrants are subject to certain anti-dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of conversion.

During the month of July, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $180,000 to additional investors (the “$180,000 Notes”). The terms of the notes are identical to the $623,000 Notes.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 5    CONVERTIBLE NOTES (Continued):

The Company has accounted for the above convertible notes and warrants as follows: under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") an embedded conversion option should be bifurcated and accounted for separately as a derivative instrument, unless the specific requirements for equity classification of the embedded conversion option, as stated in EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”) are met. EITF 00-19 provides that an equity classification is appropriate if the settlement criteria set forth therein for such classification are met and that the additional conditions necessary for equity classification, set forth therein, are also met. Warrants are freestanding derivatives and need to be similarly analyzed under EITF 00-19 to determine if equity classification is appropriate.

The Company determined that the conversion option of the notes was required to be bifurcated and accounted as a derivative. The warrants were also required to be recorded and accounted as a derivative due to the tainting feature of Bridge I Financing and regardless of this tainting feature, the terms of the Bridge II Financing also resulted in similar accounting treatment.

The conversion option and the warrants in respect of Bridge II Financing, $623,000 Notes, were initially valued at approximately $559,800 and $373,200, respectively. The combined liability was restricted to the value of the proceeds of $623,000 and have been recorded as discount to the convertible notes with a corresponding credit to conversion liability and warrant liability, respectively, on a pro-rata basis. The discount of $623,000 is accreted on a straight-line basis over the maturity period of the note. The notes and the warrants were revalued as of June 30, 2006 and there was no significant change in fair value.

The conversion option and the warrants in respect of Bridge II Financing, $180,000 Notes, were initially valued at a combined approximate amount of $178,400, which has been recorded as discount to the convertible notes with a corresponding credit to a derivative liability. The discount is being accreted on a straight-line basis over the maturity period of the notes.

The company valued the conversion option and the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 5.0% and volatility of 116%.

During the three months ended September 30, 2006, six notes totaling $300,000 (principal) plus $30,000 in accrued interest of the Bridge II financing $623,000 Notes, were converted into 2,200,000 shares of common stock. As a result of the conversion, the Company expensed $250,000 being the remaining unamortized discount on the notes and reversed derivative expense of approximately $150,700 related to the conversion optjon. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration term by approximately three months. As a result of the extension of the warrant expiration date and setting of the conversion rate, the Company recorded an additional derivative expense of approximately $42,600.

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

As of September 30 2006, all of the Bridge II financing warrants issued and conversion option were revalued and the derivative liability was adjusted to approximately $531,900. As of September 30, 2006 the company revalued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 5.0% and volatility of 51%.

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

On the Initial Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Series B Preferred Stock and two warrants (the terms of which are more fully described below) to purchase an aggregate of 8,823,530 shares of common stock. The Subscription Agreements obligate each Purchaser to invest the remaining $1 million of its Investment Amount (each Purchaser’s “Additional Investment Amount”) in the Company no later than November 30, 2006, subject only to the Company converting at least 80% of the aggregate outstanding principal amount evidenced by those certain convertible promissory notes issued by the Company between February 2006 and July 31, 2006 (collectively, the “Promissory Notes”) into shares of common stock prior to the Subsequent Closing Date. In exchange for each Purchaser’s Additional Investment Amount, the Company will issue to each Purchaser an additional 58,824 shares of Series B Preferred Stock and two additional warrants (the terms of which are more fully described below) to purchase an aggregate of an additional 8,823,529 shares of common stock.  On October 31, 2006, both Purchasers have agreed to waive any conditions to the Subsequent Closing.

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

The Company has evaluated the Series B Preferred to determine if there are any embedded derivatives and determined that the Series B Preferred is more akin to equity than equity as it is not redeemable and carries voting rights. As such the Series B Preferred is considered perpetual and the option to convert into shares of Company’s Common Stock is clearly and closely related to the host contract i.e. Series B Preferred and therefore need not be separated. The warrants associated with the issuance of some of the Series B Preferred have been determined to be liability due to the tainting feature of the warrants issued with Bridge I and Bridge II Financings.. The warrants have been valued in excess of $2,000,000, the proceeds of the preferred shares, using the Black Scholes method. The Company restricted the value of the warrants and the corresponding discount to the preferred shares to $2.0 million. The value of the warrant has been recorded as discount to the Series B Preferred and has been charged as dividend expense. The Series B Preferred is evaluated further under EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”) to determine if there is any beneficial conversion feature associated with the conversion. The Company calculated the beneficial conversion to be zero as the conversion price equaled the stock price on the date of the agreement.

As of September 30, 2006 the warrant liability for Preferred A and Preferred B shares was revalued to approximately $274,000 and $2,406,000, respectively. As of September 30, 2006 the company valued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.6% to 4.7% and volatility ranging from 121% to 183%

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Information

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies.  Forward-looking statements often include the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or similar expressions.  In this Form 10-QSB/A, forward-looking statements also include:

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

These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” as well as in this Form 10-QSB/A. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions.  These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

These forward looking statements speak only as of the date of this Form 10-QSB.  We believe it is in the best interest of our investors to use forward-looking statements in discussing future events.  However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may materially affect actual results, whether as a result of new information, future events or otherwise.  You should carefully review the risk factors described in this Form 10-QSB/A and also review the other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three Months Ended September 30, 2006 and 2005

For the three months ended September 30, 2006 the Company, had revenue of $1,227 and incurred costs of sales of $14,823 and general and administrative expenses of $1,252,067. Included in general and administrative expenses is a non-cash charge of $798,530, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $2,034,581, as compared with the three months ended September 30, 2005 in which the Company had revenue of $22,620, incurred costs of sales of $12,074 and general and administrative expenses of $969,292 (including a non-cash charge of $779,539 representing the value of common shares issued for services provided by consultants), resulting in a net loss also of $958,746.  The primary reason for the higher amount of general and administrative expenses during the three months ending September 30, 2006 is due to expenditures incurred in the marketing of our product.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of September 30, 2006 of $3,338,560.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2006, we had a working capital deficiency of $2,662,558.  Our continuation as a going concern will require that we raise significant additional capital.

Absent continued issuances of common stock for services by these consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft product line or market golf products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance that such capital will be raised on terms acceptable to the Company and if this capital is raised, it, may cause significant dilution to the Company’s stockholders.

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

We have a history of substantial operating losses and an accumulated deficit of $19,247,157 as of September 30, 2006 ($17,212,576 as of June 30, 2006). We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 3    CONTROLS AND PROCEDURES:

(a) Evaluation of disclosure controls and procedures.  Management, including our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed and summarized. An amended filing was necessary due to complex financing transactions which were not analyzed and recorded on a timely basis. Management believes that this is a one-time event for which they now have the necessary in-house resources to provide for future timely filings.

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

PART II - OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS

None

Item 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006 the Company issued 9,242,233 shares of its common stock to consultants for services rendered by them and recorded additional expense of $798,530.  The Company also issued 117,586 shares of its Preferred B Stock shares in exchange for $2 million in financing as well as the issuance of warrants (See Note 6 of Notes to the Financial Statements). The shares and warrants were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Element 21 Golf Company

November 21, 2006	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

November 21, 2006	By:	/s/ John Grippo
Chief Financial Officer