Form 10QSB
period 2006-12-31
ELEMENT 21 GOLF CO
filed 2007-02-14
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR
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
Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 112,557,747 shares of common stock, par value $0.01 per share as of February 13, 2007.

Transitional Small Business Disclosure Format (Check One) Yes  ☒  No   ☐

Element 21 Golf Company

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

- ASSETS -
	December 31, 2006	June 30, 2006
	(unaudited)
CURRENT ASSETS:
Cash	$2,658,194	$263,219
Accounts receivable - net of allowance for doubtful accounts of $0	14,433	11,994
Inventories	305,395	128,382
Prepaid expenses and other current assets	748,079	17,907
TOTAL CURRENT ASSETS	3,726,101	421,502

FIXED COSTS - NET	383,632	510,530
TOTAL ASSETS	$4,109,733	$932,032

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,720,935	$1,212,049
Accrued interest	53,143	31,485
Convertible notes	739,228	348,581
Derivative liability	858,751	1,491,945
TOTAL CURRENT LIABILITIES	3,372,057	3,084,060

LONG TERM LIABILITIES:
Derivative liability	5,884,497	-
Accounts payable - related parties	482,076	504,001
Loans and advances - officers/shareholders	58,490	104,162
TOTAL LONG TERM LIABILITIES	6,425,063	608,163

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 5,000,000 shares, no shares issued and outstanding	-	-
Series A Preferred stock, $.001 par value, authorized 5,000,000 shares, 2,113,556 shares issued and outstanding, as of December 31 and June 30, 2006	2,114	2,114
Series B Preferred stock, $.10 par value, authorized 350,000 shares, 235,296 shares issued and outstanding at December 31, 2006	23,530	-
Common stock, $.01 par value; 300,000,000 shares authorized, 112,557,747 and 99,630,554 shares issued and outstanding at December 31 and June 30, 2006, respectively	1,125,578	996,306
Additional paid-in capital	16,664,690	13,453,965
Accumulated deficit	(23,503,299)	(17,212,576)
TOTAL SHAREHOLDERS’ DEFICIT	(5,687,387)	(2,760,191)
TOTAL LIABILITIES AND SHARHOLDERS’ DEFICIT	$4,109,733	$932,032

See notes to consolidated condensed financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(unaudited)

	Six Months Ended December 31		Three months Ended December 31
	2006	2005	2006	2005

REVENUES	$26,311	$25,700	$25,084	$3,080

COSTS AND EXPENSES
Costs of sales	19,212	14,124	4,389	2,050
General and administrative	3,577,569	1,295,110	2,325,503	325,818
TOTAL COSTS AND EXPENSES	3,596,781	1,309,234	2,329,892	327,868

LOSS FROM OPERATIONS	(3,570,470)	(1,283,534)	(2,304,808)	(324,788)

OTHER EXPENSE
Interest expense	(823,617)	-	(269,541)	-
General and administrative	(1,896,636)	-	(1,681,794)	-
TOTAL COSTS AND EXPENSES	(2,720,253)	-	(1,951,335)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,290,723)	(1,283,534)	(4,256,143)	(324,788)

Provision for income taxes	--	--	--	--

NET LOSS	$(6,290,723)	$(1,283,534)	$(4,256,143)	$(324,788)

Accretion of preferred stock dividend	4,000,000	-	2,000,000	-

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(10,290,723)	$(1,283,534)	$(6,256,143)	$(324,788)

Basic and diluted weighted average shares	108,826,111	96,793,992	112,057,909	98,917,101

Basic and diluted loss per share	$(0.09)	$(0.01)	$(0.06)	$(0.00)

See notes to consolidated condensed financial statements.

ELEMENT 21 GOLF COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,290,723)	$(1,283,534)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Compensatory common stock and warrants	2,254,365	897,740
Depreciation and amortization	176,020	80,638
Amortization of discount to convertible notes	745,788	-
Derivative expense	1,896,636	-
Changes in:
Accounts receivable	(2,439)	35,400
Inventories	(177,013)	(10,985)
Prepaid expenses and other current assets	(280,172)	2,200
Accounts payable	460,637	649,834
Accrued expenses	48,249	(26,434)
Accrued interest	21,658	-
Net cash (used in) provided by operating activities	(1,146,994)	344,859

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(30,434)	(631,764)
Net cash (used in) investing activities	(30,434)	(631,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to) related parties	(45,672)	-
Loans and advances (repaid to) received from officers/shareholders	(21,925)	207,232
Financing costs related to sale of preferred shares	(500,000)	-
Net proceeds from bridge loans	140,000	-
Proceeds from sale of warrants to purchase common stock	-	80,000
Proceeds from sale of preferred shares	4,000,000	-
Net cash provided by financing activities	3,572,403	287,232

NET INCREASE IN CASH	2,394,975	327

CASH, BEGINNING OF PERIOD	263,219	1,148

CASH, END OF PERIOD	$2,658,194	$1,475

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	-	-

See notes to consolidated condensed financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 1  NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and subsidiaries (the “Company” and or “Element 21”) designs, develops and has begun to market, Scandium alloy golf products.  The first products manufactured using the Company’s proprietary technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006.

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

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 2006.

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

Key financial information follows:

	Six Months Ended December 31, 2006	Year Ended June 30, 2006
Net working capital	$354,044	$(2,662,558)
Net loss	(6,270,623)	(4,496,095)
Accumulated deficit	(23,503,299)	(17,212,576)

As shown in the accompanying financial statements, during the three and six months ended December 31, 2006 the Company incurred a net loss of $4,236,043 and $6,270,623, respectively. Cash utilized by operations during the six month period was $1,146,994. For the fiscal year ended June 30, 2006, the Company realized a net loss of $4,496,095 and generated cash of $48,445 from operations.

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
December 31, 2006
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

Management’s plans for the Company include more aggressive marketing, raising additional capital and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

During the six months ended December 31, 2006 the Company issued 10,241,909 shares of its common stock to consultants for services rendered by them and recorded additional expense of $2,254,365 which is included in general and administrative expenses.

NOTE 3  RELATED PARTY ADVANCES:

During the six month period ended December 31, 2006, the Company repaid advances from certain related parties a net amount of $45,672.

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

For the three and six months ended December 31, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at December 31, 2006 and 2005, have been excluded from the per share computations:

	December 31, 2006	December 31, 2005
Warrants	62,683,365	-
Convertible Notes	5,216,256	-
Convertible Preferred Stock	32,156,863	-

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 5  CONVERTIBLE NOTES:

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. With respect to notes totaling $340,000 (“$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the Notes at an exercise price to be determined based on a ten day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (“Equity Financing”), if that at all occurs. With respect to one note for $200,000 (“$200,000 Note”), the investor received 3,529,413 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants are exercisable at an exercise price which is fixed at $0.17 per share. All these warrants are subject to certain anti-dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of Company’s Common Stock under the same terms and conditions as the warrants.

During the 6 months ended December 31, 2006, two notes totaling $75,000 principal amount of the $340,000 Notes and $7,500 in related accrued interest were converted into 485,294 shares of common stock. As a result, the Company expensed the remaining $40,625 of unamortized discount to the notes into interest expense. In addition, two $20,000 notes were cancelled during the six month period ended December 31, 2006 and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included piggy back registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration terms by approximately seven months. As a result of the extension of the warrant expiration date, the Company recorded an additional $122,215 in derivative expense.

As of December 31, 2006, all of the Bridge I financing warrants issued were revalued and the liability was adjusted to approximately $816,000. The terms of the warrants issued for the $340,000 Notes resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of December 31, 2006 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.7% to 5.0% and volatility ranging from 9% to 221%.

Bridge II Financing:

Between May 5 and June 30, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 20 individual investors (the “$623,000 Notes”). Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock up to 150% of the investor’s initial investment in the Notes at an exercise price equal to the lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of exercise. All of these warrants are subject to certain anti-dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of the Company’s Common Stock under the same terms and conditions as the warrants.

During the month of July, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $180,000 to additional investors (the “$180,000 Notes”). The terms of the notes and warrants are identical to the $623,000 Notes.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2006
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

The Company determined that the conversion option of the notes was required to be bifurcated and accounted for as a derivative. The warrants were also required to be recorded and accounted for as a derivative due to the tainting feature of Bridge I Financing and as a result of this tainting feature, the terms of the Bridge II Financing also resulted in similar accounting treatment.

The conversion option and the warrants in respect of Bridge II Financing, $623,000 Notes, were initially valued at approximately $559,800 and $373,200, respectively. The combined liability was restricted to the value of the proceeds of $623,000 and have been recorded as discount to the convertible notes with a corresponding credit to warrant liability, respectively, on a pro-rata basis. The discount of $623,000 is accreted on a straight-line basis over the maturity period of the notes. The notes and the warrants were revalued as of December 31, 2006 and there was no significant change in fair value.

The conversion option and the warrants with respect to the Bridge II Financing, $180,000 Notes, were initially valued at a combined approximate amount of $178,400, which has been recorded as discount to the convertible notes with a corresponding credit to a derivative liability. The discount is being accreted on a straight-line basis over the maturity period of the notes.

The Company valued the conversion option and the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 5.0% and volatility of 116%.

During the six months ended December 31, 2006, six notes totaling $300,000 (principal) plus $30,000 in accrued interest of the Bridge II financing $623,000 Notes, were converted into 2,200,000 shares of common stock. As a result of the conversion, the Company expensed $250,000 being the remaining unamortized discount on the notes and reversed derivative expense of approximately $150,700 related to the conversion option. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration term by approximately three months. As a result of the extension of the warrant expiration date and setting of the conversion rate, the Company recorded an additional derivative expense of approximately $42,600.

EITF 00-19 requires that the Company revalue the derivative instruments periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as derivative expense or derivative income. Upon the earlier of the warrant exercise or their expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. The Company similarly revalues the conversion option each reporting period with the change in value recorded as derivative expense or derivative income.

As of December 31 2006, all of the Bridge II financing warrants issued and conversion option were revalued and the derivative liability was adjusted to approximately $392,000. As of December 31, 2006 the Company revalued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 5.0% and volatility of 24% to 35%.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 6  PREFERRED SHARES:

On July 31, 2006 (the “Initial Closing Date”), the Company agreed to a $4 million equity financing by entering into two Series B Convertible Preferred Stock Subscription Agreements (each a “Subscription Agreement” and collectively the “Subscription Agreements”) with two investors (each a “Purchaser” and collectively, the “Purchasers”). Each Subscription Agreement provides for the sale by the Company to the applicable Purchaser of 117,648 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), and warrants to purchase an aggregate of 17,647,059 shares of the Company’s common stock, in exchange for and in consideration of an aggregate investment by each Purchaser of $2 million in cash (each Purchaser’s “Investment Amount”), which amount is to be invested by each Purchaser in two equal $1 million installments, the first of which occurred on the Initial Closing Date and the second of which occurred on November 30, 2006 (the “Subsequent Closing Date”).

On the Initial Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Series B Preferred Stock and two warrants (the terms of which are more fully described below) to purchase an aggregate of 8,823,530 shares of common stock. The Subscription Agreements obligated each Purchaser to invest the remaining $1 million of its Investment Amount (each Purchaser’s “Additional Investment Amount”) in the Company no later than November 30, 2006, subject only to the Company converting at least 80% of the aggregate outstanding principal amount evidenced by those certain convertible promissory notes issued by the Company between February 2006 and July 31, 2006 (collectively, the “Promissory Notes”) into shares of common stock prior to the Subsequent Closing Date. On October 31, 2006, both Purchasers had agreed to waive any conditions to the Subsequent Closing. On the Subsequent Closing Date, in exchange for each Purchaser’s Additional Investment Amount, the Company issued to each Purchaser an additional 58,824 shares of Series B Preferred Stock and two additional warrants (the terms of which are more fully described below) to purchase an aggregate of an additional 8,823,529 shares of common stock.

On the Initial Closing Date the Company granted each Purchaser (i) one warrant to purchase 3,750,000 shares of common stock at an exercise price of $0.22 per share in the event the warrant is exercised on or prior to July 31, 2007, and $0.28 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one warrant to purchase 5,073,530 shares of common stock at an exercise price of $0.28 per share (each an “Initial Warrant”, and collectively, the “Initial Warrants”). On the Subsequent Closing Date, the Company granted each Purchaser (i) one additional warrant to purchase 3,750,000 shares of common stock at an exercise price of $0.22 per share in the event the warrant is exercised on or prior to July 31, 2007, which increases to $0.28 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one additional warrant to purchase 5,073,530 shares of common stock at an exercise price of $0.28 per share (each a “Subsequent Warrant”, collectively, the “Subsequent Warrants” and collectively with the Initial Warrants, the “Warrants”). The Warrants expire on January 31, 2009. The exercise prices of the Warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The terms of the Initial Warrants and the Subsequent Warrants are identical.

The Company has evaluated the Series B Preferred Stock to determine if there are any embedded derivatives and determined that the Series B Preferred Stock is more akin to equity than debt as it is not redeemable and carries voting rights. As such the Series B Preferred Stock is considered perpetual and the option to convert into shares of Company’s Common Stock is clearly and closely related to the host contract i.e. Series B Preferred Stock and therefore need not be separated. The warrants associated with the issuance of some of the Series B Preferred Stock have been determined to be a liability due to the tainting feature of the warrants issued with Bridge I and Bridge II Financings. Each of the warrant issuances have been valued in excess of $2 million, the gross proceeds of the preferred shares, using the Black Scholes method. The Company restricted the value of the warrants and the corresponding discount to the preferred shares to $2 million. The value of the warrant has been recorded as discount to the Series B Preferred and has been charged as dividend expense. The Series B Preferred Stock is evaluated further under EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”) to determine if there is any beneficial conversion feature associated with the conversion. The Company calculated the beneficial conversion to be zero as the conversion price equaled the stock price on the date of the agreement.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 6  PREFERRED SHARES (Continued):

As of December 31, 2006 the warrant liability for the Series B Preferred Stock was revalued to approximately $5,880,000. As of December 31, 2006 the Company valued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.8% to 5% and volatility ranging from 27% to 221%.

As of December 31, 2006 the warrant liability for the Series A Preferred Stock was revalued to approximately $200,000. As of December 31, 2006 the Company valued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.8% and volatility of 228%.

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

Results of Operations

Three and Six Months Ended December 31, 2006 and 2005

For the six months ended December 31, 2006 the Company, had revenue of $26,311 and incurred costs of sales of $19,212, general and administrative expenses of $3,577,569, interest expense of $823,617 and derivative expense of $1,896,636. Included in general and administrative expenses is a non-cash charge of $2,254,365, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $6,290,723, as compared with the six months ended December 31, 2005 in which the Company had revenue of $25,700, incurred costs of sales of $14,124 and general and administrative expenses of $1,295,110 (including a non-cash charge of $897,740 representing the value of common shares issued for services provided by consultants), resulting in a net loss also of $1,283,534.  For the three months ended December 31, 2006 the Company, had revenue of $25,084 and incurred costs of sales of $4,389, general and administrative expenses of $2,325,503, interest expense of $269,541 and derivative expense of $1,681,794. Included in general and administrative expenses is a non-cash charge of $194,027, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $4,256,143, as compared with the three months ended December 31, 2005 in which the Company had revenue of $3,080, incurred costs of sales of $2,050 and general and administrative expenses of $325,818 (including a non-cash charge of $118,200 representing the value of common shares issued for services provided by consultants), resulting in a net loss also of $324,788.  The primary reason for the significantly greater net losses during the six and three months ending December 31, 2006 is due to expenditures incurred in the marketing of our product as well as the initial recording of derivative expense related to the various stock offerings and options granted to consultants.

Financial Condition, Liquidity and Capital Resources

The Company has net working capital as of December 31, 2006 of $354,044.   As of the end of fiscal year ended June 30, 2006, we had a working capital deficiency of $2,662,558.  Our continuation as a going concern will require that we raise significant additional capital.

The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  Absent continued issuances of common stock for services by these consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft product line or market golf products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance that such capital will be raised on terms acceptable to the Company and if this capital is raised, the terms of such capital raising may cause significant dilution to the Company’s current stockholders.

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

We have a history of substantial operating losses and an accumulated deficit of $23,503,299 as of December 31, 2006 ($17,212,576 as of June 30, 2006). We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of December 31, 2006, as discussed above, we have no employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects, in particular Dr. Hearn and David Sindalovsky, who have played a key role in developing scandium technology for golf applications. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Competition for executive and other skilled personnel in the golf equipment industry is intense, and we may not be successful in attracting and retaining such personnel. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

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

PART II - OTHER INFORMATION
Item 1  LEGAL PROCEEDINGS

None

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in the Company’s Current Reports on Form 8-K on August 3, 2006, November 6, 2006 and December 1, 2006, during the six months ended December 31, 2006 the Company also issued 235,296 shares of its Preferred B Stock shares in exchange for $4 million in financing as well as the issuance of warrants (See Note 6 of Notes to the Financial Statements). The shares and warrants were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Element 21 Golf Company

February 14, 2007	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

February 14, 2007	By:	/s/ John Grippo
Chief Financial Officer