Form 10QSB
period 2007-03-31
ELEMENT 21 GOLF CO
filed 2007-05-21
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
113,390,062 shares of common stock, par value $0.01 per share as of May 15, 2007

Transitional Small Business Disclosure Format (Check One) Yes  ☒  No   ☐

Element 21 Golf Company

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$1,157,463	$263,219
Accounts receivable - net of allowance for doubtful accounts of $0	91,931	11,994
Inventories	779,930	128,382
Prepaid expenses and other current assets	573,909	17,907
TOTAL CURRENT ASSETS	2,603,233	421,502

FIXED ASSETS - NET	331,985	510,530

TOTAL ASSETS	$2,935,218	$932,032

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,681,994	$1,212,049
Accrued interest	44,785	31,485
Convertible notes	677,378	348,581
Derivative liability	1,783,673	1,491,945
TOTAL CURRENT LIABILITIES	4,187,830	3,084,060

LONG TERM LIABILITIES:
Derivative liability	3,153,187	-
Accounts payable - related parties	61,926	504,001
Loans and advances - officers/shareholders	482,076	104,162
TOTAL LONG TERM LIABILITIES	3,697,189	608,163

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,450,000 shares, no shares issued and outstanding	-	-
Series A Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding, as of March 31, 2007 and June 30, 2006	2,114	2,114
Series B Preferred stock, $.10 par value, authorized 350,000 shares, 235,296 shares issued and outstanding at March 31, 2007	23,530	-
Common stock, $.01 par value; 300,000,000 shares authorized, 113,390,062 and 99,630,554 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	1,133,902	996,306
Additional paid-in capital	15,319,355	13,453,965
Accumulated deficit	(21,428,702)	(17,212,576)
TOTAL SHAREHOLDERS’ DEFICIT	(4,949,801)	(2,760,191)

TOTAL LIABILITIES AND SHARHOLDERS’ DEFICIT	$2,935,218	$932,032

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

	Nine Months Ended March 31		Three months Ended March 31
	2007	2006	2007	2006
REVENUES	$115,636	$43,229	$89,325	$17,529

COSTS AND EXPENSES
Costs of sales	52,852	21,125	33,640	7,001
General and administrative	5,319,668	2,852,199	1,742,099	1,557,089
TOTAL COSTS AND EXPENSES	5,372,520	2,873,324	1,775,739	1,564,090

LOSS FROM OPERATIONS	(5,256,884)	(2,830,095)	(1,686,414)	(1,546,561)

OTHER INCOME AND (EXPENSE)
Interest expense, net of other income	(911,437)	(8,511)	(87,820)	(8,511)
Derivative income	1,952,196	-	3,848,832	-
	1,040,759	(8,511)	3,761,012	(8,511)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,216,125)	(2,838,606)	2,074,598	(1,555,072)

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(4,216,125)	$(2,838,606)	$2,074,598	$(1,555,072)

Accretion of preferred stock dividend	4,000,000	274,000	—	274,000

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(8,216,125)	$(3,112,606)	$2,074,598	$(1,829,072)
Weighted average shares outstanding:
Basic	110,208,709	98,601,652	112,973,905	99,523,233
Diluted	110,208,709	98,601,652	122,830,127	99,523,233
Income (loss) per share:
Basic	$(0.08)	$(0.03)	$0.02	$(0.02)
Diluted	$(0.08)	$(0.03)	$0.02	$(0.02)

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,216,125)	$(2,838,606)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	3,308,985	959,935
Depreciation and amortization	172,776	161,972
Amortization of discount to convertible notes	901,361	-
Derivative (income)	(1,952,196)	-
Changes in:
Accounts receivable	(79,937)	32,536
Inventories	(651,548)	27,064
Prepaid expenses and other current assets	(331,002)	(11,498)
Accounts payable	444,937	921,168
Accrued expenses	(1,992)	630,866
Accrued interest	13,300	8,511
Net cash (used in) provided by operating activities	(2,391,441)	(108,052)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(65,154)	(650,631)
Net cash (used in) investing activities	(65,154)	(650,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) related parties	(42,236)	274,869
Loans and advances (repaid to) received from officers/shareholders	(21,925)	19,750
Financing costs related to sale of preferred shares	(500,000)	-
Net proceeds from (repayments of) bridge loans	(85,000)	540,000
Proceeds from sale of warrants to purchase common stock	-	80,000
Proceeds from sale of preferred shares	4,000,000	-
Net cash provided by financing activities	3,350,839	914,619

NET INCREASE IN CASH	894,244	155,936

CASH, BEGINNING OF PERIOD	263,219	1,148

CASH, END OF PERIOD	$1,157,463	$157,084

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,500	$-
Taxes paid	-	-
Notes and accrued interest converted into common shares	412,500

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1  NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and its subsidiaries (the “Company” and or “Element 21”) designs, develops and has begun to market, Scandium alloy golf products.  The first products manufactured using the Company’s proprietary technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006.

Similar to other companies in the early stage of operations, the Company is subject to a number of risks, including its’ dependency on key individuals, competition from other current or substitute products and larger companies, the successful marketing of its products and the potential need to obtain adequate additional financing necessary to fund future operations.

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 2006.

NOTE 2  FUTURE OPERATIONS/GOING CONCERN:

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only recently begun producing revenues; however, not on any consistent basis and the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:

	Nine Months Ended March 31,2007	Year Ended June 30, 2006
Working capital	$(1,584,597)	$(2,662,558)
Net loss	(4,216,125)	(4,496,095)
Accumulated deficit	(21,428,702)	(17,212,576)

As shown in the accompanying financial statements, during the three and nine months ended March 31, 2007 the Company realized net income of $2,074,598 and a net loss of $4,216,125, respectively. Cash utilized by operations during the nine month period was $2,391,441. For the fiscal year ended June 30, 2006, the Company realized a net loss of $4,496,095 and generated cash of $48,445 from operations.

These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern.  The unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 2  FUTURE OPERATIONS/GOING CONCERN (CONTINUED):

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the Element 21 Technologies golf development business, the Company has depended on advances and consulting services from consultants engaged by the Company as well as the financings described below (See Notes 6 and 7).

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

During the nine months ended March 31, 2007 the Company issued 13,276,214 shares of its common stock to consultants for services rendered by them and recorded additional expense of $3,308,985 which is included in general and administrative expenses.

NOTE 3  RELATED PARTY ADVANCES:

During the nine month period ended March 31, 2007, the Company repaid advances from certain related parties in the net amount of $42,236.

NOTE 4  FACTORING AGREEMENT:

On March 16, 2007, the Company signed an Accounts Receivable Purchase agreement (commonly described as a factoring agreement). The term of the agreement is one year. The company is obligated to pay a daily fee based on the face amount of purchased accounts receivable. The maximum borrowing level allowed under this agreement is $1,000,000. As of March 31, 2007, the Company had not borrowed any monies under this agreement.

NOTE 5  NET LOSS PER SHARE:

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the respective period.  Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution of stock options and warrants outstanding, exercised and/or converted into common stock, unless the effect of such equivalent shares was anti-dilutive.

For the three and nine months ended March 31, 2006 and for the nine months ended March 31, 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common shares, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share for those periods. Such securities, shown below, presented on a common share equivalent basis and outstanding as at March 31, 2007 and 2006, have been excluded from the per share computations:

	March 31, 2007	March 31, 2006
Warrants	60,341,393	19,822,993
Convertible Notes	4,050,755	2,580,559
Convertible Preferred Stock	31,817,867	8,288,455

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 6  CONVERTIBLE NOTES:

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. With respect to notes totaling $340,000 (the “$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the Notes at an exercise price to be determined based on a ten day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (the “Equity Financing”), if such Equity Financing occurs. With respect to one note for $200,000 (the “$200,000 Note”), the investor received 3,529,413 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and the remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants are exercisable at an exercise price which is fixed at $0.17 per share. All of these warrants are subject to certain anti-dilution price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes are convertible, at the option of the investor, into shares of Company’s Common Stock under the same terms and conditions as the warrants.

During the 9 months ended March 31, 2007, two notes totaling $75,000, representing the principal amount of the $340,000 Notes, and $7,500 in related accrued interest were converted into 485,294 shares of common stock. As a result, the Company expensed the remaining balance of $40,625 of unamortized discount to the notes to interest expense. In addition, two $20,000 notes were cancelled during the nine month period ended March 31, 2007 and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included piggy back registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration terms by approximately seven months. As a result of the extension of the warrant expiration date, the Company recorded an additional $122,215 in derivative expense. Finally, during the three months ended March 31, 2007, $225,000 of the Notes matured and were paid, along with the requisite accrued interest of 10% per annum, and the original one year warrants expired without being exercised.

As of March 31, 2007, all of the Bridge I financing warrants issued were revalued and the liability was adjusted to approximately $302,000. The terms of the warrants issued for the $340,000 Notes resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of March 31, 2007 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.7% to 5.0% and volatility ranging from 26% to 202%.

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 6  CONVERTIBLE NOTES (Continued):

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

The Company determined that the conversion option of the notes was required to be bifurcated and accounted for as a derivative. The warrants were also required to be recorded and accounted for as a derivative due to the tainting feature of the Bridge I Financing and as a result of this tainting feature, the terms of the Bridge II Financing also resulted in similar accounting treatment.

The conversion option and the warrants in respect of the Bridge II Financing, $623,000 Notes, were initially valued at approximately $559,800 and $373,200, respectively. The combined liability was restricted to the value of the proceeds of $623,000 and have been recorded as discount to the convertible notes with a corresponding credit to warrant liability, respectively, on a pro-rata basis. The discount of $623,000 is accreted on a straight-line basis over the maturity period of the notes. The notes and the warrants were revalued as of March 31, 2007 and there was no significant change in fair value.

The conversion option and the warrants with respect to the Bridge II Financing, $180,000 Notes, were initially valued at a combined approximate amount of $178,400, which has been recorded as discount to the convertible notes with a corresponding credit to a derivative liability. The discount is being accreted on a straight-line basis over the maturity period of the notes.

The Company valued the conversion option and the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.85% and volatility of 4%.

During the nine months ended March 31, 2007, six notes totaling $300,000 (principal) plus $30,000 in accrued interest of the Bridge II financing $623,000 Notes, were converted into 2,200,000 shares of common stock. As a result of the conversion, the Company expensed $250,000 as the remaining unamortized discount on the notes and reversed derivative expense of approximately $150,700 related to the conversion option. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration term by approximately three months. As a result of the extension of the warrant expiration date and setting of the conversion rate, the Company recorded an additional derivative expense of approximately $42,600.

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

As of March 31, 2007, all of the Bridge II financing warrants issued and conversion option were revalued and the derivative liability was adjusted to approximately $295,000. As of March 31, 2007 the Company revalued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.85% and volatility of 4%.

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 7  PREFERRED SHARES:

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

On the Initial Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Series B Preferred Stock and two warrants (the terms of which are more fully described below) to purchase an aggregate of 8,823,530 shares of common stock. The Subscription Agreements obligated each Purchaser to invest the remaining $1 million of its Investment Amount (the “Additional Investment Amount”) in the Company no later than November 30, 2006, subject only to the Company converting at least 80% of the aggregate outstanding principal amount evidenced by those certain convertible promissory notes issued by the Company between February 2006 and July 31, 2006 (collectively, the “Promissory Notes”) into shares of common stock prior to the Subsequent Closing Date. On October 31, 2006, both Purchasers had agreed to waive any conditions to the Subsequent Closing. On the Subsequent Closing Date, in exchange for each Purchaser’s Additional Investment Amount, the Company issued to each Purchaser an additional 58,824 shares of Series B Preferred Stock and two additional warrants (the terms of which are more fully described below) to purchase an aggregate of an additional 8,823,529 shares of common stock.

On the Initial Closing Date, the Company granted each Purchaser (i) one warrant to purchase 3,750,000 shares of common stock at an exercise price of $0.22 per share in the event the warrant is exercised on or prior to July 31, 2007, and $0.28 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one warrant to purchase 5,073,530 shares of common stock at an exercise price of $0.28 per share (each an “Initial Warrant”, and collectively, the “Initial Warrants”). On the Subsequent Closing Date, the Company granted each Purchaser (i) one additional warrant to purchase 3,750,000 shares of common stock at an exercise price of $0.22 per share in the event the warrant is exercised on or prior to July 31, 2007, which increases to $0.28 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one additional warrant to purchase 5,073,530 shares of common stock at an exercise price of $0.28 per share (each a “Subsequent Warrant”, collectively, the “Subsequent Warrants” and collectively with the Initial Warrants, the “Warrants”). The Warrants expire on January 31, 2009. The exercise prices of the Warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The terms of the Initial Warrants and the Subsequent Warrants are identical.

The Company has evaluated the Series B Preferred Stock to determine if there are any embedded derivatives and determined that the Series B Preferred Stock is more akin to equity than debt as it is not redeemable and carries voting rights. As such the Series B Preferred Stock is considered perpetual and the option to convert into shares of Company’s Common Stock is clearly and closely related to the host contract i.e. Series B Preferred Stock and therefore need not be separated. The warrants associated with the issuance of some of the Series B Preferred Stock have been determined to be a liability due to the tainting feature of the warrants issued with Bridge I and Bridge II Financings. Each of the warrant issuances have been valued in excess of $2 million, the gross proceeds of the preferred shares, using the Black Scholes method. The Company restricted the value of the warrants and the corresponding discount to the preferred shares to $2 million. The value of the warrants has been recorded as a discount to the Series B Preferred and has been charged to dividend expense. The Series B Preferred Stock is evaluated further under EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”) to determine if there is any beneficial conversion feature associated with the conversion. The Company calculated the beneficial conversion to be zero as the conversion price equaled the stock price on the date of the agreement.

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 7  PREFERRED SHARES (Continued):

As of March 31, 2007, the warrant liability for the Series B Preferred Stock was revalued to approximately $3,153,000. As of March 31, 2007 the Company valued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.78% to 4.97% and volatility ranging from 14% to 158%.

As of March 31, 2007, the warrant liability for the Series A Preferred Stock was revalued to approximately $158,000. As of March 31, 2007 the Company valued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.78% and volatility of 178%.

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

Results of Operations

Three and Nine Months Ended March 31, 2007 and 2006

For the nine months ended March 31, 2007 the Company, had revenue of $115,636 and incurred costs of sales of $52,852, general and administrative expenses of $5,319,668, net interest expense of $911,437 and derivative income of $1,952,196. Included in general and administrative expenses is a non-cash charge of $2,778,538, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $4,216,125, as compared with the nine months ended March 31, 2006 in which the Company had revenue of $43,229, incurred costs of sales of $21,125 and general and administrative expenses of $2,852,199 (including a non-cash charge of $959,935 representing the value of common shares issued for services provided by consultants), resulting in a net loss of $2,838,606.

For the three months ended March 31, 2007 the Company, had revenue of $89,325 and incurred costs of sales of $33,640, general and administrative expenses of $1,742,099, net interest expense of $87,820 and derivative income of $3,848,832. Included in general and administrative expenses is a non-cash charge of $524,173 representing the value of common shares issued for services provided by consultants. This resulted in a net income of $2,074,598, as compared with the three months ended March 31, 2006 in which the Company had revenue of $17,259, incurred costs of sales of $7,011 and general and administrative expenses of $1,557,089 (including a non-cash charge of $62,195 representing the value of common shares issued for services provided by consultants), resulting in a net loss of $1,555,072.

The primary reason for the significantly greater net losses during the nine months ending March 31, 2007 is due to the incurrence of interest expense on the bridge notes, additional expenditures incurred in the marketing of our product as well as additional compensation related to the issuance of stock to various consultants, all offset by the recording of derivative income related to the various stock offerings and options granted to consultants.

The primary reason for the income during the three months ending March 31, 2007 as compared to the loss reported during the three months ended March 31, 2006 is the recording of $3.4 million of derivative income which resulted from the passage of time as well as the significantly lowered volatility in the Company’s stock price, both of which significantly impact the valuation adjustment under the Black Scholes model.

Financial Condition, Liquidity and Capital Resources

The Company has a net working capital deficiency as of March 31, 2007 of $1,584,597.  As of the end of fiscal year ended June 30, 2006, we had a working capital deficiency of $2,662,558.  Our continuation as a going concern will require that we raise significant additional capital.

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

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future as the Company intends to retain earnings, if any, to finance the development and expansion of its business.  Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

Management believes that inflation has not had a material effect on its operations for the periods presented.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $21,510,328 as of March 31, 2007 ($17,212,576 as of June 30, 2006). We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As discussed above, as of March 31, 2007, we have no employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects, in particular Dr. Hearn and David Sindalovsky, who have played a key role in developing scandium technology for golf applications. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

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

PART II - OTHER INFORMATION

Item 1  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor to our knowledge, is there any proceeding threatened against us.

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in the Company’s Current Reports on Form 8-K on August 3, 2006, November 6, 2006 and December 1, 2006, during the nine months ended March 31, 2007 the Company also issued 235,296 shares of its Preferred B Stock shares in exchange for $4 million in financing as well as the issuance of warrants (See Note 6 of Notes to the Financial Statements). The shares and warrants were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3  DEFAULT UPON SENIOR SECURITIES

We have not materially defaulted in the payment of any obligations to senior securities.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders during the period covered by this quarterly report.

Item 5  OTHER INFORMATION

Not applicable.

Item 6  EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

May 21, 2007	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D. President and Director

May 21, 2007	By:	/s/ John Grippo
Chief Financial Officer