Form 10KSB
period 2007-06-30
ELEMENT 21 GOLF CO
filed 2007-10-12
CIK 797662

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Issuer’s revenues for its most recent fiscal year: June 30, 2007 = $228,599

As of October 4, 2007 there were approximately 110,553,554 shares of our common voting stock held by non-affiliates having a market value of approximately $24,300,000 on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of October 4, 2007, there were 121,354,792 shares of common stock of the Issuer outstanding.

Element 21 Golf Company

10-KSB for the Year Ended June 30, 2007

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

Business Development.

Element 21 Golf Company (the “Company,” “Element 21,” “we,” “us” or terms of similar meaning) was originally formed as OIA, Inc., a Delaware corporation, in 1986. In 1992, the Company changed its name to Biorelease Corp., and was engaged in the business of biotechnology from 1992 through 1995. From mid-1995 through September, 2001, the Company sponsored a number of early-stage ventures. In June 2001, the Company changed its name from Biorelease Corp. to BRL Holdings, Inc.

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

During the fiscal year of 2007, the Company issued an aggregate of 14,210,326 shares of common stock to consultants as payment for services rendered.

Recent Events

Between June 5, 2007 and June 10, 2007, the Company entered into Subscription Agreements with four individuals, each of whom is an accredited investor, pursuant to which the Company agreed to sell an aggregate of 2,356,471 shares of the Company’s common stock, par value $0.01 per share. The price per share under the Subscription Agreements is $0.17. Each Investor also received a warrant to purchase shares of the Company’s common stock in an amount up to the number of shares purchased. The exercise price of each warrant is $0.19 and expires on May 31, 2008.

The Company has granted the Investors piggyback registration rights (subject to certain limitations).

On June 15, 2007, the Company consummated a $2,000,000 equity financing by entering into two Series B Preferred Stock Subscription Agreements (each a “Series B Subscription Agreement” and collectively the “Series B Subscription Agreements”) with each of Vladamir Goryunov and Clearline Capital, LLC (each a “Purchaser” and collectively, the “Purchasers”). Each Series B Subscription Agreement provides for the sale by the Company to the applicable Purchaser of 58,824 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), and warrants to purchase an aggregate of 5,882,400 shares of the Company’s Common Stock, $.01 par value per share, in exchange for and in consideration of an aggregate investment by each of the Purchasers of $1 million in cash.

Business of the Issuer:

Element 21 was formed on September 18, 2002 to acquire partially-developed golf technology and to design, develop and bring to market golf club shafts and golf heads made from a patented scandium alloy exclusively licensed to the Company (the “E21 Alloy”). The active ingredient in the E21 Alloy is Scandium, which is element No. 21 in the Periodic Table of Elements. E21 Alloy shafts are believed to exhibit properties that out-perform titanium with a higher strength-to-weight ratio of up to 25% and a specific density advantage of 55%. The E21 Alloy is lighter, stronger and more cost effective than titanium. This advanced metal technology was originally developed in the 1970’s in the former Soviet Union for military applications. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station.

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

The Company is attempting to commercialize scandium’s use in the golf industry with a line of golf shafts and clubs. During the past year, the Company has developed an updated and improved product line using proprietary materials and production techniques, including drivers, irons, hybrids, shafts and golf bags.

In addition, the Company has also developed a technologically advanced line of fishing rods to serve the recreational and professional trophy fishing markets this past year, incorporating advanced nano technology and scandium metal alloy.

Key areas of management focus for the past year have included:

A. Corporate Finance:

The Company successfully raised $6.4 million in equity financing during the latest fiscal year.

The Company consummated three separate $2 million Series B Convertible Preferred Stock equity financings on July 31, 2006, November 30, 2006 and June 15, 2007 by entering into separate 3 separate Subscription Agreements with each of Clearline Capital, LLC and Vladimir Goryunov of $1,000,000 each for a total of $6 million. In June 2007 the Company sold 2,356,471 shares of unregistered common stock to 4 individuals for $400,600. In addition, as of June 30, 2007, 8 individuals have converted their Convertible Notes and accrued interest of $375,000 and $37,500 into 2,685,294 common shares. Each of these transactions is described in more detail below.

B. Retail Distribution and Sales:

As the Company continues to move forward, we solidified our sales and marketing team to support sales in key distribution channels.

Industry veteran Bill Dey was appointed as Chief Operating Officer and Executive Vice President of the Company. Mr. Dey is an accomplished golf industry executive. His most recent success was as Senior Vice President & General Manager Global for Tommy Armour Golf. Under his stewardship Tommy Armour Golf experienced sales growth from $400,000 to $48 million in a three-year period.

Keith Kiendel was appointed Vice President of International Sales. Mr. Kiendel, ex-VP of global sales of Callaway, is bringing to the Company his name and contacts developed through his distinguished career in the golf industry.

Michael McDevitt was appointed Vice President of Sales - North America. Mr. McDevitt has over 18 years of sales, marketing, operations and customer service experience in the golf industry.

The management team has put together a network of 12 regional sales representatives, responsible for retail sales development. The Company is now positioned to accelerate development of retail sales, with the introduction of its EMC2 Driver in the Fall of 2007. Drivers are vital to the success of a brand, being one of the most frequently shopped items and act as a halo product for the rest of a manufacturer’s product line.

The sales team has started to make significant inroads to retail sales distribution, with smaller boutiques and ‘green grass’ pro-shops (on course PGA pro shops) now beginning to carry Element 21 golf clubs across the U.S. and Canada. Participating retailers now number over 250 accounts and continue growing. This builds on the historical success of the Company working with club fitting professionals who have adopted the use of Element 21’s advanced Scandium metal alloy shafts for component club building.

Key retailers include:
•	PGA Tour Super Stores - Georgia, Texas, Arizona and South Carolina
•	Golfers' Warehouse - Connecticut, Massachusetts and Rhode Island
•	Edwin Watts - Florida
•	Golfsmith - Texas

The Company’s line of award-winning EMC² irons and hybrid clubs is now available online from Golfsmith (www.golfsmith.com) one the world's largest and most respected retailers of golf equipment.

Additionally, the Company signed a distribution agreement with Premium Golf Management Co. ("PGMC") to exclusively sell Element 21 shafts through the PGMC's extensive network of specialty dealers. This agreement builds Element 21's most extensive ground distribution channel to date by accessing PGMC's shaft specialty network of over 200 dealers throughout North America. PGMC currently distributes the renowned ACCRA brand of shafts.

C. Product Development:

The Company has developed its second generation of golf clubs that further refines the application of Scandium metal alloy to the sport combining an elusive combination of high performance with a soft feel and very forgiving behavior for off-center hits. Advances have been made in various aspects of the club head design and manufacturing processes, further improving on their significant performance capabilities.

The product line available for sale now includes shafts, drivers, irons and hybrid clubs as well as golf bags. All clubs have been approved by the USGA as conforming to the rules of golf. This is a vital step, as manufacturers push the boundaries of what can be achieved with current technologies. The USGA has ruled that several high profile drivers do not conform, including Nike Golf's Sumo Squared, Callaway's Bertha 460, and specific models from Cleveland Golf and Cobra Golf.

Because of Element 21’s advanced scandium metal alloy, the Company can deliver higher performance well within the specifications required by the USGA. Scandium metal alloy represents a significant leap forward in materials technology, one which the industry hasn’t seen since the introduction of Titanium in 1995, fully 12 years ago.

With the introduction of its long-awaited EMC2 Driver, the Company now believes it has a sufficient broad line of products to enter mainstream competition at the retail level. The Company pioneered advanced new manufacturing techniques with one of the world’s leading golf manufacturers in order to create this revolutionary new driver.

The EMC2 Driver has been tested by independent laboratories, and found to significantly outperform the most popular drivers by a significant margin. In fact, in recent robotic testing, Element 21's EMC² Scandium driver outperformed the top three selling Titanium drivers in the market place in both distance and accuracy. In off-center heel and toe hits, EMC² recorded an average carry dispersion of 8 feet, beating the competition by an unprecedented 263%, 288% and 338%. During distance testing the longest drive of the day was 274 yards recorded by EMC², 29 yards longer than one of its competitors' longest drives.

The Company ‘s innovations have also been rewarded with awards and recognition from the industry, including significant editorial coverage in leading publications such as Golf Digest Magazine, Golf Today, Florida Golf Central and Golf Illustrated among others.

D. Promotional Support:

The Company has created promotional support to increase brand awareness and reinforce the unique nature of its proprietary Scandium Metal Alloy clubs and shafts. Lacking the resources to spend millions of dollars in traditional magazine and TV advertising, the Company executed a number of targeted promotions and leveraged creativity rather than flooding the market with ads and spending excessively to build product awareness and consumer trial.

Golf Shot Around the World: The most successful endeavor was the launch of an Element 21 golf ball into orbit by Russian cosmonaut Mikhail Tyurin. On the eve of Thanksgiving, November 22nd, 2006 at approximately 7:57 pm EST, Mikhail Tyurin successfully hit a golf ball off of the orbiting International Space Station, 220 miles above the earth, using an Element 21 gold-plated 5 iron. Billed as the world’s longest drive, the golf ball continues to orbit earth, and has traveled over 130,532,303 miles as of September 19, 2007.

The publicity stunt garnered incredible attention around the world, generating millions of website hits worldwide, widespread television coverage and editorial coverage in over 100 major newspapers and magazines. Interest was particularly high within the golf industry, and was extremely successful in raising the Company’s profile.

The Company received the received the prestigious ING (International Network of Golf Writers Association) Industry Honors Award for the Best PR/Campaign Event in 2006 in recognition of the Element 21 sponsored Golf Shot Around The World. The ING awards are generally considered to be the “Oscars” of the golf industry. ING is a non-profit, media-based networking organization whose mission is to bring golf media together with representatives from all walks of the golf industry to discuss issues, exchange information and improve communication.

PGA Incentive Program: PGA Magazine (www.PGAmagazine.com), with a circulation of over 45,000 top PGA Professionals in North America, featured a double page spread and Interactive CD-ROM insert in the June 2007 edition, which gave PGA professionals the opportunity to take part in the multi-level Stock Incentive Program, as part of the introduction of Element 21 Scandium golf equipment to the golf industry.

Subscribers were given the opportunity to learn about Element 21 Golf Company, and the advantages Scandium has over Titanium, Steel and Graphite, through an interactive CD-ROM. Becoming an Element 21 dealer entitled pro shops to receive $200 worth of stock. The program required the purchase of an Element 21 Demo Pack; including 8 Irons, 4 Hybrids, and 1 stand bag for $540 (50% off wholesale).

In addition, qualified PGA pro shops could earn up to 3% of their net Element 21 product sales in Company stock by the end of 2007.

Retail Seeding Program: In the Spring season of this past year, Element 21 selectively place its line of EMC2 Scandium golf equipment in over 500 off course golf retail specialty stores and green grass pro shops. The program was designed to create trial and awareness of its new EMC2 product line. The 500 Trial Equipment Sets consisted of 3 - PW EMC2 Irons, 20 and 23 Degree EMC2 Hybrids, and an Element 21 self standing bag.

Consumers were able to demo the full line of Element 21 clubs, and experience the properties and advantages that the Scandium metal alloy technology has to offer

Demo Days: The Company participated in roughly 3 dozen demo days in the early part of the 2007 season. These demo days were held at large retail outlets such as Nevada Bob’s and PGA Tour Superstores, and important green grass (on course PGA shops) locations across the nation, as well as very successful participation at the Orlando PGA show, the premier PGA golf equipment event of the year.

Consumer Product Test promotion: This past season, consumers were given the opportunity to test the performance of Element 21’s scandium metal alloy clubs by purchasing an Element 21 6 iron at an introductory price of only $49.95 plus shipping and handling. The $49.95 price tag came with a money back guarantee, or could be used towards a purchase of the complete EMC2 set of irons.

PGA Tour Presence: The PGA tour represents the pinnacle of achievement in golf. Equipment manufacturers spend tens of millions of dollars in endorsements to have the top ‘names’ use their equipment. On the other hand, the tour pros need equipment they have complete confidence in to perform at their peak.

The Company recognized this fact, and, took the bold move to invite touring pros to try scandium metal alloy clubs. The Company sponsors a tour van and has a Company representative available at many of the PGA tour events.

The result is that Element 21 shafted clubs are now being played on all three men's Professional Golf Tours. Several players on the Nationwide, PGA and Champions Tours have requested that their clubs be fitted with Element 21 Eagle One Scandium Alloy shafts since the beginning of the 2007 season. Included in this mix are a 3-time US Ryder Cup Team Member and former US Ryder Cup Team Captain, and an 11-time winner on the PGA Tour, with 97 career Top 10 Finishes to his credit.

One of the top ten ranked players in the world has also switched to Element 21's Eagle One Scandium shafts. The player ranked high up on the PGA money list, and one of the most recognizable names in golf. As of August 2007, he had a total of 31 PGA tour wins, including two PGA Championships. He also has amassed 21 international wins and over $53 million in PGA Tour winnings during his illustrious career.

E. Launch of Fishing Equipment Line

In June of this year, the Company began an expansion into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide Patent License with Advanced Light Alloys Corporation aka ALA Corporation by which Element 21 licensed Advanced to make, use, and sell fishing equipment utilizing certain of Element 21’s patents.

The Company hired top fishing rod designer, Ken Whiting to bring his revolutionary fishing rod designs to market. Ken Whiting has been named Senior Vice President of Product Development and Vice President of newly formed Element 21 tackle division, called Element 21 Fishing.

Whiting is responsible for the creation of several new rod lines to be marketed under the Element 21 Fishing brand as well as running the day to day operations of the new tackle division. Whiting, who is widely known and respected in the tackle industry for his innovation and technology, brings to Element 21 over 27 years of successful product design and development experience. Ken has now won five ICAST Best of Show's in the rod category out of the six years he has been in the tackle industry. ICAST is the world's largest sport fishing trade show.

This year ICAST celebrated 50 years of uniting the world's largest showcase of innovation in sport fishing gear and accessories under one roof. Employing advanced nano technology and Computer Generated simulation techniques, Element 21 introduced its newest product line at the 2007 ICAST show in July. The Company was rewarded with three first place equipment awards in the following categories:

1.	Best salt water rod award

2.	Best fly rod award

3.	Overall best product award

The Company has signed a deal with 2007 Bassmaster Classic Champion Boyd Duckett to endorse Element 21 Fishing equipment. Boyd will be heavily involved in field testing all of Element 21's new rod lines, as well as providing technical assistance with other forms of advertising that Element 21 will be pursuing throughout the coming year.

In addition, Boyd will act as pro staff manager and will be actively involved in the selection of Element 21's Pro Staff. The Company is presently in the processing of ramping up production of the new line of rods.

F. Operations and Management

To date, the Company has operated solely through strategic consultants and without full-time employees.

Consultant Nataliya Hearn, PhD, who is our CEO and President, is based in Toronto, Canada, and oversees the Company’s financing, operations, and engineering.

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

Mark Myrhum, Senior Designer, has been providing club design solutions to the golf industry for more than 15 years. After an 8-year career as the Principal Engineer and Chief Designer for Wilson Golf, Mark Myrhum started MCM Golf, Inc. in 1996. His clients have included Wilson Sporting Goods, McHenry Metals, Carbite Golf, MasterGrip, Tour Edge and others.

As previously noted, the Sales team includes experienced industry veterans Bill Dey, Michael McDevitt, Vice President of Sales - North America and Keith Kiendel, Vice President of International Sales.

The Company believes that this structure is advantageous because it allows the Company to avoid having large marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

Through strategic relationships the Company has been able to create vertical integration, which includes material sourcing, alloying, and proprietary manufacturing paths for production of semi-finished and finished golf components, engineering, design, and sales. A strategic supply agreement is in place with an affiliate of Kamensk-Uralsky Metallurgical Works Joint Stock Company, located in a number of locations in Russia, also known as OAO KUMZ. Under this agreement, concentrated scandium will be produced to the specification of the Company by the KUMZ affiliate. KUMZ will also provide ongoing technology transfer for the latest innovations in scandium alloys to the Company as they become available. KUMZ is a well-established, diversified producer of aluminum, aluminum alloys and products for aerospace, shipbuilding, automotive, and other industries. KUMZ is also the world’s largest facility specializing in scandium alloy products. Work in scandium initially began 20-25 years ago with the development of scandium aerospace alloys for fighter aircraft.

The licensed manufacturing partners of the Company include:

-	Yunan Aluminum, which is in the business of manufacturing precision tubing for outdoor recreation and sporting markets;

-	OT-A Golf, which is one of the largest golf club manufacturers in the world, specializing in high end golf clubs, manufacturer for the top end OEMs such as Nike; and

-
Pan Osprey, manufacturer of OEM golf equipment specializing in golf clubs manufactured under license for some of the leading brand names in golf. Pursuant to the Company’s exclusive manufacturing agreement with its manufacturing partners, the Company provides the raw materials from which the manufacturers are trained and educated to produce the scandium line of clubs under the Element 21 brand name.

The Golf Industry

The golf industry is a $60 billion dollar market. Approximately $5.5 billion each year is spent on golf equipment, with roughly half of that coming from the key U.S. market. Metal woods alone account for $1 billion in sales.

The explosion of oversized clubs in 1992, titanium clubs in 1995, and multi-metal undersized clubs has proven that innovative designs and new materials promising improved performance are quickly embraced by the consumer and offer tremendous marketing advantages for the innovating companies. Companies such as Adams (with its patented ‘Tight Lies®’ fairway woods grew from $2 million in sales to over $100 million between 1995 and 1997.

However, since the introduction of titanium, there have been no significant introductions of new materials into the golf equipment market. Advances in shaft design/composition have been refinements of existing technology. It is common knowledge within the community of golf professionals that the most important part of the performance of any club is the shaft, and the easiest way to improve performance is with a better shaft quality.

From a retail perspective, there are 2,000 golf-only stores as listed by The National Golf Foundation’s Directory of Golf Retailers: Off-Course Golf Retail Stores in the U.S. This does not include on-course stores for which The NGF has over 16,000 listed golf courses in the U.S. Additionally, there is a significant number of multi-line Sporting Goods Stores such as Dick’s and Sport Authority that carry golf equipment. Total industry sales of equipment continue to be healthy.

Benefits of Scandium Metal Alloy

Element 21’s proprietary Scandium metal alloy golf products have outstanding potential in the industry based on the following factors:

•
The results of player and robotic testing indicate Scandium’s improved performance over leading titanium, steel and graphite clubs and shafts, providing increased distance and less dispersion. In essence, this allows longer more accurate results, which are impossible to achieve with current metals and manufacturing techniques.

•
Unique features of Scandium metal alloy that can be engineered to provide Element 21’s trademarked ShokBlok benefits, reduced vibration and a softer, more forgiving feel upon impact. This can translate into real world benefits in terms of reduced strain on the musculoskeletal system - a real concern of professional and avid amateur players.

•	55% reduced density and 25% specific strength advantage over titanium alloys;
•	Scandium is softer than titanium providing superior feel and workability for the player;
•	Scandium is lower in cost and easier to fabricate than titanium;
•	75% reduced density compared to stainless steel
•	Significant cost and performance advantages over composite materials such as graphite;
•	Excellent Fatigue Resistance
•	Weldable
•
Extremely high consistency of manufacture to extremely tight tolerances. This feature, particularly in golf shafts, is of utmost importance in providing a set of clubs that play consistently, one to the other.

•
Historically, many popular golf brands have achieved success based on new performance related features introduced to the game, such as Callaway’s introduction of Titanium. The superior performance of Scandium metal alloy provides just such a performance improvement, which can easily be translated into benefits that are meaningful to consumers.

Element 21 Scandium Metal Alloy Shafts

The market for golf shafts was estimated by Golfdatatech to be close to 30 million units in the US and 60 million units worldwide. Golfdatatech estimates that the size of the market for high performance premium shafts that the Company’s Scandium shafts will initially be targeting represents approximately 27 million units worldwide.

Eagle OneTM scandium metal alloy shafts are superior to the graphite and stainless steel shafts currently on the market. With its superior strength to weight ratio versus graphite and steel, and its unique metallurgical properties, Element 21's patented scandium technology simply outperforms other current golf materials. These shafts hit longer, more accurately and have better ‘feel’ at impact than any of the traditional materials. The shafts really deliver a ‘true contact signature’ at impact.

Scandium's inherent metallurgical properties combined with a proprietary 25 step seamless production process results in a shaft that is nearly perfectly symmetrical, unlike graphite and stainless steel shafts. Unknown to many, steel shafts are welded creating a seam or spine not visible to the eye. The difference in the tube wall thickness at the point of welding creates an imbalance, which affects the consistency of shots. Similarly, the production process for graphite shafts also results in inconsistencies through the shaft with similar associated problems. Element 21's advanced homogenous grain alignment process for scandium provides greater accuracy and improved consistency from club to club.

This introduces the prospect of using Scandium metal alloy shafts in place of the traditional steel shafts utilized by Tour professionals for their iron play, providing the consistency they require coupled with the benefits of improved performance over both Steel and Graphite shafted clubs.

Element 21's Eagle One Scandium Alloy shafts were tested against True Temper's Project X and Black Gold, Nippon's NS Pro 950, and Matrix Studio 64, which cover top steel and graphite shaft categories. Element 21 Scandium shafts outperformed every one of them in both distance and accuracy.

On average, the Element 21 Scandium Alloy shaft registered substantially longer distance than any other shaft it tested against, in some cases by as much as 16 yards at identical swing speeds, using identical 6 iron heads for the test.

While the added distance of the Element 21 Scandium Alloy shafts was impressive the dispersion/accuracy ratings it achieved were even more overwhelming. The Scandium Alloy shafts recorded dispersion/accuracy ratings as low as +/-1.33 feet from the target zone on center hits. This low dispersion rating showed that the Element 21 Scandium Alloy shafts are nearly 5 TIMES more accurate than their nearest competitor.

Less than 2 feet from the target zone on center hits means that the average golfer, with a less than perfect swing, can now afford to be just that -- less than perfect -- because the forgiveness of the Eagle One Scandium Alloy Shafts from Element 21 will keep them in more fairways and allow them to reach more greens in regulation than any other shaft on the market.

ShockBlokTM : Concurrent with the development of the overall shaft design, the Company has developed a shock absorbing system under the trademark ShockBlok which redirects shaft vibration back into the club head, generating an added energy kick for extra distance and reducing the amount of vibration transfer to the player's hands. Golfing has a negative effect on the body. High shock energy transferred by the steel shafts to the player’s hands during a round of golf creates fatigue. For frequent golfers, this can lead to stress injuries to a player’s hands, wrist, elbows or shoulders, much like ‘tennis elbow’. According to an analysis commissioned by a consultant to the Company, Dr. Howard Butler, along with two orthopaedic physicians, during a typical round of golf, the extra energy transmitted to the hands of a golfer using steel shafts is 300% higher than Scandium shafts. Over the last 5 years of consumer and Tour player testing, the Company experience has shown that most users of its shafts would immediately notice the superior shock absorption and that Scandium also contributes to a measurably superior feel as compared with steel and graphite clubs.

Element 21 Scandium Metal Alloy Club Head Development Program

The Company has completed the design and engineering process for a full line of clubs, from drivers to putters. Under the guidance of Mark Myrhum, David Sindalovsky, and the foremost golf club manufacturers, design improvements are being made to streamline mass production of the various golf components. Production models of these various clubs have now undergone testing and production tooling has been completed, and the products are currently in inventory.

All Element 21 scandium clubs have a shared feature; Element 21’s trademarked True Contact Signature™. The club heads and shafts have been optimized to work as a fully “harmonized” golf club, with the heads and shafts designed to pass energy from the club head to the shaft at the same frequency, providing the golfer with a consistent feel, both “off the centerline” and “along the centerline”. This gives the golfer a very tight, concise landing pattern resulting in a high level of control and repeatability.

Element 21 Scandium Metal Alloy Drivers

Perhaps the most significant achievement in terms of business milestones is the Company’s recent introduction of its Scandium metal alloy Driver. Most recreational golfers spend more time and expense shopping for drivers than any other club. Company’s reputations rest on the performance of their drivers. Element 21’s driver, which literally outperforms the direct competition, provides a terrific platform to prove the benefits of the Company’s innovative product line.

The new EMC2 driver utilizes a proprietary Multi-Material, Scandium Cup Face (MMSCF) technology, which capitalizes on the unique properties of Element 21's Scandium Alloy and maximizes the drivers Moment of Inertia (MOI). The driver proved to be easier to manufacture, and corrected designs of the 2006 limited edition driver. At the center of the driver is a forged, Scandium Cup Face, designed to maximize energy transfer with the largest sweet spot and extreme low angle of dispersion, maximizes distance on drives from all areas of the driver face. In addition, the Scandium Cup Face has by design "softer" hitting surface, resulting in unprecedented, industry-low spin rates on center and off center drives. The result is what Element 21 believes to be the most accurate driver in golf by far.

The crown of the driver is a carbon composite and in turn, the light-weight aspect of this material allows Element 21 designers to strategically place more perimeter weight in order to increase club head stability. This has resulted in not only added distance but straighter drives. The sole of the multi-material driver is stainless steel, which adds weight where it is needed and provides exceptional wear resistance.

Additionally, the patent-pending louvered crown feature of the EMC2 driver complements Scandium Face technology by stiffening the crown and focusing energy transfer along the centre line. The scandium face and louvered crown in the EMC2 driver has created the most efficient energy transfer in the industry.

In robotic testing, the EMC2 Scandium driver has outperformed both non-conforming and conforming drivers in distance and accuracy. The attached bar charts provide a summary of the independent test result on Scandium vs. Titanium. The EMC2 Scandium Driver has outperformed Titanium drivers by as much as 29 yards in distance and 338% in accuracy.

In June of this year, the USGA added the Element 21 Scandium driver to its list of the drivers that conform to the rules of golf, a critical component for success of the club.

Element 21 Scandium Metal Alloy Irons

In 2007, the Company introduced a new line of game improvement irons named EMC2. The irons were featured in major golf publications, including Golf Digest Magazine naming Element 21 EMC2 Scandium Irons as “revolutionary”.

The EMC2 two-piece construction irons (2-LW) are progressively offset to maximize trajectory and are considered the most accurate irons in golf.

The wide sole makes it easy to get proper launch angles from all lies and the thermoplastic elastomer backing provides an increased Moment of Inertia (MOI) for greater accuracy on off-center hits. EMC2 iron heads are made with an ultra high strength steel face plate for increased ball speed while saving weight for optimizing Center of Gravity (CG).

The irons feature Element 21's Eagle One Scandium alloy shafts. Variable wall thickness and the alloy's high tensile strength results in improved accuracy and distance and a vibration dampening system called ShockBlok(TM) with 270% better shock attenuation than steel shafts that protects golfers' bodies, bones and joints.

Element 21 Scandium Metal Alloy Hybrids

The EMC2 hybrids are instantly recognizable much like their big brother Driver, due to their unique design features that include a louvered effect on the crown plate of the club. This creates a corrugated effect providing additional strength to the club head design and allows more freedom to move weight to strategic points within the sole of the club head to improve distance and accuracy.

Progressive offset of the club head facilitates a maximum trajectory to accommodate a wide range of players. The club head is designed with a low center of gravity, making it easier to hit balls in less than ideal lies.

As in other EMC2 clubs, these feature the trademarked Contact Signature Tuned matching of scandium shafts with the club head.

These clubs are easier to hit off-center, and provide maximum consistency in play.

Sales and Marketing

This product development effort has provided the Company with several sales and marketing options. These options include the sale of shafts and components to other original equipment manufacturers (OEMs) and to custom club fitters, in addition to the sale of Drivers, irons and hybrids via traditional retail distribution channels. Technology Licensing -- limited licenses to off-shore golf component manufacturers, is another viable sales development strategy.

Currently, Scandium shafts are available to club makers and fabricators through the PGMC distribution channels and several catalogues and web sites, including high profile participants such as Golfsmith.

The retail sales team is making good progress in developing traditional retail channels in North America, and the Company anticipates that these efforts will accelerate with the addition of the EMC2 Driver to the product line, including high profile retail chains such as PGA Tour Super Stores, Golfers' Warehouse, Nevada Bob’s, and Edwin Watts.

The international distribution is now managed by Keith Kiendel, ex-VP of global sales of Callaway. Mr. Kiendel is bringing to the Company his name and contacts developed through his distinguished carrier. Currently, the Company has signed a three year distribution agreement in South Korea and is in discussions with 19 other world regions.

As part of its sales initiative, the Company established a new call-in and customer service center, full assembly facilities, warehousing, and shipping and receiving capabilities. All business data generated can be integrated into a comprehensive computerized tracking / database management solution. This integrated system provides access to key information specific to running large-scale operations tailored to our needs as a golf company. The Company has created a very cost-effective solution that will be highly scalable in order to manage future growth.

Scandium Raw Material Supply

The raw material that goes into the production of Scandium comes from scandium oxide, which has about 60% scandium metal content. Scandium oxide is used in the production of “master alloy,” which is then added to nine other metals and other alloy ingredients to create a concentration of approximately 0.001% - 10.00 % scandium in the final alloy used in products. This is known as Scandium, which has the technical advantages needed for production of high performance equipment for sports, transportation, military and aerospace applications and is the subject of the Assignors’ patents.

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

Competitive Business Conditions

All major manufacturers of golf clubs, shafts and related equipment will be major competitors of our planned business operations, and all have greater resources, marketing capabilities and name recognition than we do. However, the Company believes that it would be impossible for a competitor to use scandium alloys in golf club production without infringing on the two US patents exclusively licensed to Element 21. The marketing and branding of Scandium has also received a high volume of world-wide media coverage, due to the upcoming golf shot from the International Space Station.

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

The Company has also signed a new license agreement with David Sindalovsky allowing it to enter the sport fishing equipment category.

Element 21 Fishing

On June 21, 2007, Element 21 Golf Company entered into a non-exclusive, world-wide Patent License with Advanced Light Alloys Corporation aka ALA Corporation by which Element 21 licensed Advanced to make, use, and sell a line of fishing equipment utilizing certain of Element 21’s patents.

The Company hired top fishing rod designer, Ken Whiting to bring his revolutionary fishing rod designs to market. Whiting is responsible for the creation of several new rod lines to be marketed under the Element 21 Fishing brand as well as running the day to day operations of the new tackle division.

Mr. Whiting’s initial designs comprise the ‘carrot stick’ design in both casting and spinning rod variations. The CARROT STIX LTX Casting Rod measures 6’ 9" with a parabolic action, is excellent for crankbaits, top water, and spinner baits and jerk baits.

The CARROT STIX LTX is a 6' 7" medium action spinning rod. Ideal for tubes, worms, grubs, and small crankbaits, etc. This rod is Excellent for walleye.

Element 21’s “CARROT STIX” represents the latest in cutting edge technology. Nano level Cellulose Bio-Fibers are extracted from carrots, processed into a super high strength epoxy matrix and then this matrix is molded around a thin walled ultra high modulus graphite skeleton. When the two materials bond they create what we believe to be the finest rod blank ever made.

Another first for “CARROT STIX” is that a Finite Element Analysis (FEA) program was used to design the blank. By using FEA, we have been able to identify and remove “Hot Spots”, or areas in the blanks that show a high propensity for breakage. This allows for the creation of a blank that is evenly stressed when loaded, thereby reducing its potential for failure. The blank is bonded to a fully exposed grip, for full contact with the rod. This set up is found on both spinning and casting models.

Consider the features of a molded “CARROT STIX” blank:
•	Ultra light yet super strong
•	Increased damping and reduced rod vibration for longer smoother casts
•	Reduced blank ovalization
•	Effortless casting and pinpoint accuracy
•	Full blank loading for increased power
•	Computer assisted blank design utilizing “Finite
•	Element Analysis”

Each “CARROT STIX” is hand made using the highest quality components and meticulous attention to detail. “CARROT STIX’s” are special order only with a standard delivery time of 6 to 8 weeks dependent on model and demand. Each rod comes with a rod bag and Cordura over rod case.

The butts on each are also finished off with the same removable anodized aluminum butt cap, providing easy access to the rod’s weight port and allowing for personalized balancing to your own individual specs. Add new Caxin Lite guides with TiCH inserts, frames and our “Maximum Exposure” split reel seats and you will have one of the finest competition rods ever built.

The exceptional feel and performance was rewarded with the unprecedented capture of awards at this summer’s ICAST show, where the Company won a trifecta of awards;
•	Best freshwater rod;
•	Best salt water rod;
•	Overall best product in show award.

In addition to the Carrot Stix, the Company has developed the Boyd Duckett Classic Gold rod. Co-designed by Boyd Duckett, 37th Bassmaster Classic World Champion and our own Ken Whiting the “Wizard of Rods”, our new Classic Gold series is a striking combination of versatility and performance.

From its high tech Multi-Modulus and filament wound Carbon Fiber NANO tube blank to its anodized aluminum weight port butt cap, the Classic Gold series is one fine piece of fishing equipment. Meticulous attention to detail is paid to the construction of each and every Classic Gold rod as noted by many inherent features which would typically, only be found on custom rods. For example, locking wraps on each single foot guide, guides with no ceramics to crack or fall out, our easy access weight port for personal balancing and our own in house “Maximum Exposure II” split reel seat for the ultimate in blank / hand contact and sensitivity. In terms of performance the Classic Gold series exhibits an extremely well balanced combination of lure presentation, castability and overall rod control.

The Boyd Duckett Edge Series features
•	Super Set Filament Wound Butt Section and Ultra Responsive Multi-Modulus Tip Section
•	Lite Weight Caxin guides with Double Swaged TiCH Inserts and black stainless frames
•	Ultra Lite Graphite Filled Split Reel Seats on both Casting and Spinning Models
•	Thermalon Velvet Touch Split Grip for Extra Grip and Comfort
•	ll New TiCH Non-Obtrusive hook keeper
•	Direct Access Butt Grip Weight Port for Easy Balancing to Personal Specifications.

In the Edge Series, Element 21 brings you a series of rods with that custom touch you’ve always wanted at over the counter pricing. The blank incorporates the latest advances in filament winding and pairs it up with a highly responsive Multi- Modulus tip that provides for a superior combination of hook set, lure presentation and sensitivity.

The Edge features today’s popular split grip fashioned from our new “Velvet Touch” Thermalon for extra grip, comfort and thermal protection in cold weather. Ultimate sensitivity at the reel is provided by our “Maximum Exposure” split reel seat which exposes more blank when palming than any other reel seat on the market. Add to this a set of Caxin’s new double swaged TiCH inserted lite guides, a hook keeper that allows you to hook up without removing your soft baits and a blank direct weight port which enables you to balance your rod to your own personal specifications without the addition of an external weight system.

The Company is currently developing relationships with OEM manufacturers to produce this exceptional line-up of innovative products. Ken Whiting has solid relationships with high end fishing rod manufacturers, to ensure a high level of quality control to maintain the highest standard in the final products.

With the incredibly high profile of our products introduction at ICAST, coupled with the product endorsement by famous angler Boyd Duckett, we anticipate that setting up retail distribution will proceed relatively smoothly.

Effects of Existing or Probable Governmental Regulations

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

Research and Development Expenses during Past Two Fiscal Years

During the fiscal years ended 2007 and 2006 there were no research and development costs incurred by the Company. To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs. We anticipate incurring spending related to research and development during fiscal year 2008 when such costs will be expensed as incurred.

Number of Employees

As of October 4, 2007 we have no employees with all individuals instead engaged as consultants to the Company. The key individuals include:

•	Nataliya Hearn, PhD, our CEO and President, is based in Toronto, Canada and oversees day to day operations of the Company including financing, administration and engineering.

•	John Grippo, CPA, our CFO, is based in Scarsdale, New York, and oversees the financial aspects of the Company.

•	Bill Dey, COO and Executive Vice President, is based in Toronto, Canada, and operates as the Company’s General Manager and is responsible for all aspects of the Company’s sales and marketing strategy.

•	Keith Kiendel, VP of International Sales, is based in Toronto, Canada and is responsible for setting up of international distribution accounts for Element 21.

•	Michael McDevitt, VP of North American Sales, is based in Chicago and is responsible for managing commission sales reps, setting up and managing retail accounts across North America.

•	David Sindalovsky, based in Toronto, Canada, is responsible for material sourcing, manufacturing, engineering and the Company’s relationship with strategic partners in Asia and Russia.

•	Mark Myrhum operates as the company’s Senior Designer and is the main liaison with manufacturers located in China.

•	Andy Harris is responsible for PGA tour presence and PGA player relations.

This consultant structure allows the Company to avoid having large fixed-cost marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s offices are located at 200 Queens Quay East, Unit #1, Toronto, Canada. The space is leased from Queens Quay Investments, Inc. pursuant to a three year lease ending April, 2009. The lease calls for monthly payments of $1,927 plus GST for finished offices measuring a total of approximately 1,927 square feet.

In order to have a presence in the US, the Company also shares office space in Jersey City, New Jersey for which it pays $250 per month in rent under a month to month agreement.

The Company’s inventory is currently managed by Horton’s and Sons, located in Markham, Canada. Horton’s manages Element 21’s call-in and customer service center (including credit checks), and also provides complete assembly facilities, warehousing, and shipping and receiving capabilities.

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

None

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

	High	Low
Fiscal Year Ended June 30, 2006
First Quarter	$0.14	$0.04
Second Quarter	$0.11	$0.06
Third Quarter	$0.43	$0.08
Fourth Quarter	$0.24	$0.14
Fiscal Year Ended June 30, 2007
First Quarter	$0.20	$0.16
Second Quarter	$0.25	$0.17
Third Quarter	$0.20	$0.16
Fourth Quarter	$0.19	$0.14

Interim Period Ended October 4, 2007	$0.22	$0.12

Holders

The number of record holders of our common stock as of October 4, 2007 was approximately 1,918.

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

At a Special Meeting of the Company’s stockholders on May 8, 2006, the stockholders approved a resolution unanimously adopted by the Board of Directors to authorize a series of 19 separate amendments to the Company's Certificate of Incorporation in order to effect a reverse stock split of the outstanding shares of the Company's common stock at each ratio of a minimum of 1 for 2, a maximum of 1 for 20, and at a ratio equal to 1 for each whole number between 2 and 20. The Board of Directors was thereby given the discretion to unilaterally determine an appropriate stock split ratio within a range of 1 for 2 and 1 for 20 and to give effect to the corresponding amendment of the Company's Certificate of Incorporation which effects such stock split and to abandon each other amendment adopted relating to the reverse stock split. No reverse split has been implemented as of the filing date. Because the aggregate number of shares of common stock would be reduced as a result of the reverse stock split, if and when effected, the monetary per share value of each remaining share of common stock would increase and we anticipate that the number of holders of the Company’s common stock would decrease as a result of fractional shares created by the reverse stock split. Consequently, any cash dividends that were to be paid per share would increase proportionately on a per share basis as compared to the cash dividend paid prior to the reverse stock split.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2005, the Company issued an aggregate of 11,281,265 shares of common stock to twenty-four consultants in consideration for services rendered in the aggregate amount of $779,539. The Company also sold warrants to purchase 1,000,000 shares of its common stock at a price of $0.08 per warrant, realizing proceeds of $80,000. The exercise price for shares purchased under this warrant is $0.15 per share. The shares and warrants were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In February 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $0.01 as part of the Company's repayment of outstanding indebtedness to a creditor of the company. The warrants vested immediately and are exercisable for a three year period from the date of issuance.

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. Each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock entitling the investor to invest an amount equal to the investor’s investment in the Notes in additional shares of the Company's common stock subject to certain price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. During the year ended June 30, 2007, notes totaling $75,000 plus accrued interest of $7,500 were converted into 485,294 shares of common stock and two $20,000 notes and all related warrants were cancelled and the proceeds returned to the investors. $225,000 of the notes matured and were paid, along with the requisite accrued interest of 10% per annum and the original one year warrants expired without being exercised. The remaining $200,000 of notes were extended to July 15, 2007, including the rights to convert the note and the one year warrant. Shortly before June 30, 2007, the holder of the note gave up all his warrants in return for early repayment of the note.

Between May 5 and June 29th, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 16 individual investors (the “623,000 Notes”). Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock entitling the investor to invest an amount equal to 150% of the investor’s investment in the Notes in additional shares of the Company's common stock subject to certain price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. During the year ended June 30, 2007, notes totaling $300,000 in principal plus $30,000 in accrued interest were converted into 2,200,000 shares of common stock. During the month of July, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $180,000 to 6 additional investors. The terms of the notes and warrants are identical to the $623,000 Notes.

In February 2006 the Company issued an aggregate of 2,113,556 shares of newly designated Series A Convertible Preferred Stock in order to settle outstanding debts owed to officers and consultants of the Company (a portion of which were unpaid consulting fees) in the aggregate amount of $2,113,556. The shares of Series A Convertible Preferred Stock are convertible at the option of the holder at any time after issuance. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the original issue price of shares of Series A Convertible Preferred Stock, or $1.00, divided by the conversion price which is initially equal to $0.255 and is subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to fifty votes.

On July 31, 2006, the Company sold an aggregate of 117,648 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued warrants to purchase an aggregate of 17,647,060 shares of common stock for an aggregate purchase price of $2,000,000. The Company paid 15% commissions to Futon Investment Ltd. in connection with its issuance of shares of Series B Preferred Stock and the accompanying warrants. The shares of Series B Preferred Stock are convertible into shares of Common Stock at the election of the Purchasers. Each share of Series B Preferred Stock is initially convertible into 100 shares of Common Stock, with such conversion ratio subject to adjustment in the event of dilutive issuances, stock splits, combinations, certain dividends and distributions, and mergers, reorganizations or other similar recapitalization events. The warrants may be exercised in whole or in part for shares of Common Stock by payment by the Purchasers of the applicable exercise price in cash prior to the expiration of the warrants on January 31, 2009. On November 30, 2007 the Company sold an aggregate of 117,648 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued warrants to purchase an aggregate of 17,647,060 shares of common stock for an aggregate purchase price of $2,000,000. The terms of the Series B Preferred Stock and the warrants were identical to the sale on July 31, 2006.

Between June 5, 2007 and June 10, 2007, the Company entered into Subscription Agreements with four individuals, each of whom is an accredited investor, pursuant to which the Company agreed to sell an aggregate of 2,356,471 shares of the Company’s common stock, par value $0.01 per share. The price per share under the Subscription Agreements is $0.17. Each Investor also received a warrant to purchase shares of the Company’s common stock in an amount up to the number of shares purchased. The exercise price of each warrant is $0.19 and expires on May 31, 2008. The Company has granted the investors piggyback registration rights (subject to certain limitations).

On June 15, 2007, the Company consummated a $2,000,000 equity financing by entering into two Series B Preferred Stock Subscription Agreements (each a “Series B Subscription Agreement” and collectively the “Series B Subscription Agreements”) with each of Vladamir Goryunov and Clearline Capital, LLC (each a “Purchaser” and collectively, the “Purchasers”). Each Series B Subscription Agreement provides for the sale by the Company to the applicable Purchaser 58,824 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), and warrants to purchase an aggregate of 5,882,400 shares of the Company’s Common Stock, $.01 par value per share, in exchange for and in consideration of an aggregate investment by each of the Purchasers of $1 million in cash.

All of the above securities issuances were made upon reliance on the exemption from the Securities Act registration requirements contained in Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column )*

Equity compensation plans approved by security holders	0	N/A	6,063,135
Equity compensation plans not approved by security holders	14,752,313	$0.072	N/A
Total	14,752,313		6,063,135

* At June 30, 2007

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -

Overview

Fiscal 2007 has continued to be one of transition for the Company - from development stage status to a meaningful level of sales of actual products. As of the beginning of fiscal 2006, the Company required financing in order to produce inventory necessary to supply retail channels in North America. Through July 2007, the Company was able to secure funding from several sources in the aggregate amount of approximately $7 million. These financings allowed the Company to continue its efforts to develop distribution channels for its upcoming products. The Company has established a sales structure with internal and field sales representatives, who manage current sales and have been actively building the foundation of sales and distribution systems for the Company’s products. To date, the Company has introduced its products through retailers, green grass (on course PGA shops) sales, golf shows, catalogue sales, web-sales, and PGMC and their shaft distribution sale channels The Company needs to increase consumer awareness of the scandium advantages in golf, in order to increase the demand for its sales. Subject to raising necessary additional funds (of which there can be no assurance), the Company intends to launch an infomercial on the Golf Channel in order to explain the advantages of scandium over titanium, steel and graphite.

Fiscal 2007 Compared to Fiscal 2006

During fiscal year 2007, we had $228,599 in revenues as compared to $51,569 in revenues during fiscal year 2006. During fiscal year 2007, our costs of sales were $191,628 compared to $25,722 for the prior year. During fiscal year 2007, our general and administrative costs were $7,127,430. These general and administrative costs primarily consist of marketing costs, including trade shows, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity, and consulting fees which was satisfied primarily through the issuance of our common stock. During fiscal 2006, general and administrative expenses aggregated $3,737,896 and consisted primarily of marketing costs, including trade shows, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity, and consulting fees which was satisfied primarily through the issuance of our common stock. The increase in general and administrative expenses in fiscal 2007 over 2006 is due to the addition of personnel, the payment of compensation for a full year to existing personnel, the increase in the stock price for consultants paid in common shares and an increase in consultants in 2007. Net loss for fiscal 2007 was $4,002,650 ($0.04 per share) as compared to a net loss of $4,496,095 ($0.05 per share) for fiscal 2006. The decrease in the net loss is largely attributable to the recognition of income of approximately $4.3 million in fiscal 2007 as compared to expense of approximately $392,000 in fiscal 2006 as a result of fair value adjustments of common stock warrants (derivatives) issued by the company. Additionally, the marketing costs associated with the launch of the golf ball into the Earth’s orbit in November 2006, and print media advertising in various golf magazines significantly increased the Company’s marketing expenses in fiscal 2007.

Liquidity and Capital Resources

From our inception through the end of fiscal year 2007, our primary source of funds has been the proceeds from private offerings of our common stock and advances from Dr. Hearn, other consultants, related parties and loans from stockholders. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans. The failure to achieve these plans will have a material adverse effect on our Company’s financial position, results of operations and ability to continue as a going concern. As noted in our auditor’s report dated October 3, 2007, there is substantial doubt about our Company’s ability to continue as a going concern.

During fiscal 2007, we utilized $3,994,796 for our operations compared to having generated $48,445 from operations in fiscal 2006. The increase was due primarily to spending on sales and marketing. For fiscal 2007, funds generated from financing sources aggregated $5,556,519 compared to $883,148 generated in fiscal 2006. During fiscal 2007, the Company received $6,000,000 and $400,600 and $180,000 from the issuance of preferred stock, common stock and convertible notes and repaid $493,000 in convertible notes, versus receiving $1,163,000 in fiscal 2006 from the issuance of convertible notes. The Company reduced fixed asset purchases from $669,522 in fiscal 2006 to $73,764 in fiscal 2007 as the need for tooling reduced.

Recent Accounting Pronouncements affecting the Company

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The provisions of FIN 48 are effective for years beginning after December 31, 2006. We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant transition effect.

In October 2006, the SEC staff published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB No. 108 does not change the requirements under SAB No. 99 regarding qualitative considerations in assessing the materiality of misstatements. The Company adopted SAB No. 108 during the fourth quarter of fiscal year 2007, and the adoption had no impact on its results of operations or financial condition as of and for the fiscal year ended June 30, 2007.

In October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. Our adoption of SFAS 159 is not expected to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159 is not expected to have a material impact on our results of operations or financial position.

Critical Accounting Policies and Estimates

The following estimates were used in the preparation of our Company’s Consolidated Financial Statements had a significant effect on those statements.

Our Company has established a 100% reserve against our deferred tax asset reducing the carrying value to $0 at June 30, 2007 and 2006.

Our Company has estimated that the depreciable lives of our fixed assets range from two to five years and the residual value to be zero.

Our Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on a review of the current status of trade receivables. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

Our Company has permanently written down its inventory to the lower of cost or net realizable value. As a result, a portion of the inventory has been valued at zero and another portion has been valued at an amount that management believes approximates the sales value less an ordinary profit. The write down has been included in cost of sales.

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $21,215,226 as of June 30, 2007, of which $3,261,401 represents development stage losses and $17,953,825 represents accumulated losses. For the year ended June 30, 2007, our net loss was $4,002,650. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As discussed above, as of June 30, 2007, we have no employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects, in particular Dr. Hearn and David Sindalovsky, who have played a key role in developing scandium technology for golf applications. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales of Element 21 alloy golf shafts that are only now entering the initial marketing phase. Although we believe our products and technologies will be commercially viable, these are new and untested products.  If markets for our products fail to develop further, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

We have not declared dividends on our common stock since our incorporation and we have no present intention of paying dividends on our common stock. The Company is prohibited from paying dividends on common stock as long as there are any unpaid accrued dividends due to the Series B Convertible Stock shareholders.

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

We maintain “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

To date, and during the first quarter of fiscal year 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal year ended June 30, 2007, all of whom are consultants to the Company and not employees, and the period or periods during which each such director or executive officer has served in his or her respective positions.

Name	Age	Position with the Company	Date of Election or Designation
Nataliya Hearn, Ph.D.	40	Chairman, President, CEO and Director	October 4, 2002
John Grippo	51	CFO	March 1, 2006
Gerald Enloe	59	Director, Chairman (RESIGNED JAN 07)	October 4, 2002
Sergei Bedzouik,Ph.D	50	Director	Jan 20, 2007
Mary Bryan	55	Director	March 15, 2007
Benton Wilcoxon	57	Director	June 22, 2007

Term of Office

The term of office of the current Directors shall continue until the annual meeting of our stockholders, which is scheduled in accordance with the direction of the Board of Directors. The annual meeting of our Board of Directors immediately follows the annual meeting of our stockholders, at which officers for the coming year are elected.

Business Experience

Dr. Nataliya Hearn, Ph.D., P.Eng. — Chairman, President and CEO

Dr. Hearn has extensive experience in technology transfer, evaluation and acquisitions. Dr. Hearn has been responsible for the development, design and production of the Element 21 high performance golf products. Dr. Hearn has been able to attract the current team of experts to take the company to the next level of its growth. Dr. Hearn holds a Ph.D. in Civil Engineering from University of Cambridge and is a registered professional engineer.

Benton Wilcoxon – Director

Mr. Wilcoxon specializes in the business development, structuring and commercialization of advanced technologies, new materials and processes. He is Chairman and Chief Executive Officer of Composite Technology Corporation, an Irvine CA public company that develops, manufactures and sells high performance electrical transmission and renewable energy generation products. Mr. Wilcoxon is a Director and Chief Technology Consultant of Magnesium Alloy Corporation, a Canadian company, with cost-effective Russian and Ukrainian magnesium processing technologies. He was also one of the founders of Ashurst Technology Corporation in 1991, and was instrumental in bringing Scandium alloys to Western markets.

Mary Bryan – Director

Ms. Bryan brings to Element 21 a multi-faceted 30 year background in the golf industry. Her experience includes 25 years on the LPGA and Senior LPGA Tours, TV/radio golf announcing on major networks, and teaching and conducting golf clinics in the U.S. and around the world. She has served as a tour representative for various companies and has been involved in numerous charity golf fundraisers. Ms. Bryan also has experience with public speaking and working with the media. Ms. Bryan has performed over 300 golf telecasts for CBS, NBC and ESPN and was the first woman to cover a men’s major golf event. Ms. Bryan currently is a consultant for Links Magazine and Bob Betterton Sports Marketing, and is a representative for State Farm Insurance. Her teaching experience includes the position of Administrator and Teacher at Carol Mann Golf Schools for Golf Magazine and as Assistant Golf Professional at Paradise Hills Country Club in Albuquerque NM.

Dr. Sergei Bedziouk—Director

Dr. Beziouk has a long and distinguished scientific career, working within the Aerospace and advanced science arenas. Dr. Beziouk has 10 years international experience in marketing, business development, contract negotiations at senior governmental levels as a Commercial & External Relations Director of the Space Centre. Additionally, he has acted as the exclusive representative of major Russian corporations in North America and a number of Swedish and Finnish companies that operate in Russia. His background also includes over a decade of experience as a specialist in the Astronaut Office of the Rocket Space Corporation Energia.

John Grippo – Chief Financial Officer

John Grippo, CPA brings over 15 years experience as CFO for public and private companies focused on the manufacturing, distribution and financial services industries ranging in size up to $250 million in revenue. John is a financial consultant to several small to medium sized companies, including functioning as a part time chief financial officer. John graduated from the University of Florida, is certified by the state of Connecticut and is a member of the New York State Society of Certified Public Accountants.

Bill Dey – Chief Operating Officer

Bill Dey brings his in-depth knowledge of the golf and sports industries through his success stories as a Forzani’s Group Senior VP of the wholesale division (www.forzanigroup.com), and Senior VP and General Manager of Tommy Armour/RAM golf company. Bill’s particular expertise is in the global sales, marketing, product development, commercialization, supply chain management, and licensing. During his management Tommy Armour’s sales increased from $400k to $48 million in a period of 32 months.

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

Compliance with Section 16(a) of the Exchange Act

Each of the executive officers and directors of the Company were delinquent in filing a form 3 and/or 4 during the fiscal year.

Code of Ethics

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company and due to the fact that the Company operates through strategic consultants with no employees. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

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

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Years of Periods Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards $	Option/ SAR’s #	LTIP Payouts $	All Other Compensation
Nataliya Hearn, PhD,	06/30/07	255,592	0	0	0	0	0	0
President, CEO and	06/30/06	122,945	0	0	0	0	0	0
Director (1)	06/30/05	0	0	0	0	0	0	0

Jim Morin, Treasurer and	06/30/07	0	0	0	0	0	0	0
Secretary (2)	06/30/06	125,000	0	0	0	0	0	0
	06/30/05	0	0	0	0	0	0	0

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Years of Periods Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards $	Option/ SAR’s #	LTIP Payouts $	All Other Compensation
John Grippo, Chief	06/30/07	141,250	0	0	0	0	0	0
Financial Officer (3)	06/30/06	61,875	0	0	0	0	0	0
	06/30/05	0	0	0	0	0	0	0

Bill Dey	06/30/07	165,400	0	0	0	0	0	0
VP of Sales, General	06/30/06	35,000	649,156	0	0	0	0	0
Manager(4)	06/30/05	0	0	0		0	0	0

David Sindalovsky	06/30/07	730,110	0	0	0	0	0	0
Consultant (5)	06/30/06	556,248	0	0	0	0	0	0
	06/30/05	0	0	0	0	0	0	0

(1)
Nataliya Hearn serves as the CEO and President of the Company. The Company has agreed to grant Dr. Hearn options to purchase 1,500,000 common shares at a purchase price of $0.08 per share. These options have not yet been granted and are not included above. Ms. Hearn began serving as an executive officer of the Company on October 4, 2002. Beginning January 1, 2006, at Ms. Hearn’s election, she may opt to receive monthly either $15,000 cash compensation or $20,000 in warrants at a purchase price of $0.01 per share. Ms. Hearn earned $0 and $45,000 cash compensation for the years ended June 30, 2006 and 2007, and was paid $15,000 in cash compensation. Ms Hearn received 616,446 and 1,124,667 warrants at a purchase price of $0.01 per share valued at $122,945 and $185,592 for the years ended June 30, 2006 and 2007 respectively and warrants at a purchase price of $0.01 per share valued at $20,000 earned between June 30, 2007 and the issue date of this Form 10KSB.

(2)
Mr. Morin resigned as an officer of the Company on July 31, 2006. Mr. Morin received 125,000 shares Series A Convertible Preferred Stock of the Company valued at $1 per share in exchange for services rendered to the Company.

(3)
Mr. Grippo was hired as an executive officer on March 1, 2006. Mr. Grippo earned $15,000 and $43,500 in cash and $46,875 and $97,750 in stock for the years ended June 30, 2006 and 2007. Mr. Grippo received $15,000 and $39,000 in cash and $0 and $131,625 in stock for the years ended June 30, 2006 and 2007.

(4)
Mr. Dey was hired as Vice President of Sales and General Manager on January 1, 2006. Upon his hiring the company agreed to issue Mr. Dey 6,000,000, 2,000,000 and 2,000,000 (total 10,000,000) warrants at purchase prices of $0.05, $0.05 and $0.08 per share vesting in 12, 24 and 36 months respectively, all of which expire March 31, 2009. The value of the options is included in the year ended June 30, 2006 in the chart above.

(5)
Mr. Sindalovsky was hired as an outside consultant for material sourcing, manufacturing, engineering and the Company’s relationship with strategic partners in Asia and Russia. Mr. Sindalovsky was granted 2,000,000 and 4,000,000 shares of common stock for the years ended June 30, 2006 and 2007 and 2,000,000 warrants at a purchase price of $0.08 per share vesting immediately and expiring in four years during the year ended June 30, 2006.

Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the years ended June 30, 2007, or 2006 or 2005, or the period ending on the date of this Annual Report. Further, except as indicated above, no member of our Company’s management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation Committee

The Board of Directors serves as the Company’s compensation committee. The Company does not have any employees. The Company expects to nominate a Compensation Committee in the near future.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.

All tables as of October 4, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(2)
Common Stock, par value $0.01 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	44,117,766	(1)	21.0%
	Vladimir Goryunov Alderstasse 31 Zurich 8008,Switzerland	44,117,766	(1)	21.0%

(1)
Includes 26,470,660 shares of Common Stock upon the exercise of 26,470,660 outstanding warrants held by the holder. Includes 17,647,106 shares of Common Stock issuable upon the conversion of the 176,472 shares of Series B Convertible Preferred Stock held by the holder,

(2)
Calculated based on 121,354,792 of Common Stock outstanding as of October 4, 2007 plus an aggregate of 88,235,532 shares of Common Stock issuable to Clearline Capital LLC and Vladimir Goryunov as described above.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series A Convertible Preferred Stock, par value $0.10 per share	Nataliya Hearn(1)	1,221,910	58%
	ASA Commerce 1/2 BOLSHAYA POLYANKA UNIT 12 Moscow	891,646	42%

(1)	Address is c/o Element 21 Golf Company, 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Series B Convertible Preferred Stock, par value $0.10 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	176,472	50%
	Vladimir Goryunov Alderstasse 31, Zurich 8008,Switzerland	176,472	50%

(b) Security Ownership of Management. Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (5)
Common Stock, par value $0.01 per share
	Nataliya Hearn, Ph.D., President, Chief Executive Officer and Director (2)	11,794,460	(1)	8.2%
	John Grippo Chief Financial Officer (2)	801,238		* %
	Bill Dey, Executive Vice President and General Manager (2)	10,000,000	(3)	6.9%
	Mary Bryan Director (2)	20,000		* %
	Dr. Sergey Bedziouk Director (2)	0		0%
	Benton Wilcoxon Director (2)	250,000	(4)	* %
All Officers, Directors as a Group (6 Persons)		22,865,698		15.9%

(1) Includes 4,791,804 shares of Common Stock issuable upon the conversion of 1,221,910 shares of Series A Convertible Preferred Stock held by the holder. Includes 2,002,656 shares of Common Stock issuable upon the exercise of 2,002,656 warrants granted. Includes 1,000,000 shares issuable upon exercise of 1,000,000 warrants received in settlement of debt.

(2) Address is c/o Element 21 Golf Company, 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

(3) Includes 10,000,000 shares of Common Stock issuable upon the exercise of 10,000,000 warrants granted within 60 days of September 30, 2007.

(4) Includes 250,000 shares of Common Stock issuable upon the exercise of 250,000 warrants granted within 60 days of September 30, 2007.

(5) Calculated based on 121,354,792 shares of Common Stock outstanding as of October 4, 2007 plus an aggregate of 22,865,698 shares of Common Stock issuable upon the exercise of granted warrants and the conversion of outstanding shares of Series A Convertible Preferred Stock as described above.

*  Less than 1%.

Changes in Control

Two stockholders, Clearline Capital LLC and Vladimir Goryunov, as a group, beneficially own over 25% of our common stock. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price. In addition, the holders of the Series B Convertible Preferred Stock have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000.

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

3(i)(5)
Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 3(i) to 3(iix9x1) to the Company’s Form 8-K dated June 18, 2007.

3(ii)	Amended and Restated Bylaws of the Company, incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, File No. 33-43976 filed on November 14, 1991.

4.1	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 24, 2006.

4.2	Element 21 Golf Company 10% Convertible Promissory Note issued to Oleg Muzyrya, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated February 24, 2006.

4.3	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 24, 2006.

4.4	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 23, 2006.

4.5	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 23, 2006.

4.6	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated August 3, 2006.

4.7	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated August 3, 2006.

4.8	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 1, 2006.

4.9	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2006.

4.10	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2006.

4.11	Form of Warrant for Purchase of 5,882,400 Shares of Common Stock dated June 15, 2007, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 18, 2007.

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

10.4
Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of November 30, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 3, 2006.

10.5
Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 18, 2007.

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007.

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10KSB dated June 21, 2007

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10KSB dated October 13, 2006

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10KSB dated October 13, 2006

31	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Lazar Levine and Felix LLP (“LLF”) is the Company’s independent auditors. Audit and review fees for the years ended June 30, 2007 and 2006 aggregated $83,010 and $59,560, respectively. LLF was hired effective October 27, 2004.

Audit-Related Fees

For the years ended June 30, 2007 and 2006, the Company was billed $0 and $1,500, respectively, for fees related to a registration statement.

Tax Fees

For the years ended June 30, 2007 and 2006, LLF did not provide any tax services.

All Other Fees

For the years ended June 30, 2007 and 2006, the Company was not billed for products and services other than those described above.

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

ELEMENT 21 GOLF COMPANY

Date: October 4, 2007	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Chairperson

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: October 4, 2007	By:	/s/Nataliya Hearn
Nataliya Hearn, Ph.D.
President, Chief Executive Officer and Chairperson

Date: October 4, 2007	By:	/s/ Serguei Bedziouk
Serguei Bedziouk
Director

Date: October 4, 2007	By:	/s/ Mary Bryan
Mary Bryan
Director

Date: October 4, 2007	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Director

Date: October 4, 2007	By	/s/ John Grippo
John Grippo
Chief Financial Officer

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Element 21 Golf Company
Toronto, Canada

We have audited the accompanying consolidated balance sheets of Element 21 Golf Company and subsidiary, (the “Company”) as of June 30, 2007 and 2006 and the consolidated statements of operations, shareholders’ deficit and cash flows for the two years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Element 21 Golf Company and subsidiary as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

LAZAR LEVINE & FELIX LLP

New York, New York
October 3, 2007

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006

	2007	2006
- ASSETS -
CURRENT ASSETS:
Cash	$1,751,178	$263,219
Accounts receivable - net of allowance for doubtful accounts of $15,000 and $0 at June 30, 2007 and 2006, respectively	123,155	11,994
Inventories	921,820	128,382
Prepaid expenses and other current assets	158,147	17,907
TOTAL CURRENT ASSETS	2,954,300	421,502

FIXED ASSETS – NET	244,234	510,530

TOTAL ASSETS	$3,198,534	$932,032

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$697,649	$1,212,049
Accrued interest	46,750	31,485
Deferred revenue	17,300	-
Convertible notes	475,000	348,581
Derivative liability	2,386,011	1,491,945
TOTAL CURRENT LIABILITIES	3,622,710	3,084,060

LONG-TERM LIABILITIES:
Loans and advances - officers/shareholders	95,006	104,162
Accounts payable - related parties	482,076	504,001
TOTAL LONG-TERM LIABILITIES	577,082	608,163

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	-	-
Series A Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding	2,114	2,114
Series B Preferred stock, $.10 par value, authorized 353,000 shares, 352,946 shares issued and outstanding	35,295	-
Common stock, $.01 par value; 300,000,000 shares authorized, 118,882,645 and 99,630,554 shares issued and outstanding at June 30, 2007 and 2006, respectively	1,188,826	996,308
Additional paid-in capital	18,987,733	13,453,963
Accumulated deficit	(21,215,226)	(17,212,576)
TOTAL SHAREHOLDERS’ DEFICIT	(1,001,258)	(2,760,191)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,198,534	$932,032

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Year Ended June 30,.
	2007	2006

REVENUES	$228,599	$51,569

COSTS AND EXPENSES:
Costs of sales	191,628	25,722
General and administrative	7,127,430	3,737,896
TOTAL COSTS AND EXPENSES	7,319,058	3,763,618

LOSS FROM OPERATIONS	(7,090,459)	(3,712,049)

OTHER INCOME (EXPENSE):
Interest expense	(1,299,290)	(382,818)
Derivative income (expense)	4,250,442	(392,179)
Interest income and other income (expense), net	136,657	(9,049)
	3,087,809	(784,046)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,002,650)	(4,496,095)

Provision for income taxes	-	-

NET LOSS	(4,002,650)	(4,496,095)

Accretion of preferred stock dividend	(4,167,256)	(543,512)

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(8,169,906)	$(5,039,607)

Basic and diluted weighted average shares	110,294,858	97,764,539

Basic and diluted loss per share	$(0.07)	$(0.05)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Series A Preferred Stock	Series B Preferred Stock	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Balance, June 30, 2005	$-	$-	87,487,241	$874,872	$10,141,767	$(12,716,481)	$(1,699,842)
Issuance of Series A Preferred Stock	2,114	-	-	-	2,111,442	-	2,113,556
Beneficial conversion feature of convertible preferred stock	-	-	-	-	543,512	-	543,512
Deemed dividend	-	-	-	-	(543,512)	-	(543,512)
Issuance of warrants for services	-	-	-	-	219,020	-	219,020
Issuance of convertible notes	-	-	-	-	63,234	-	63,234
Sale of warrants	-	-	-	-	80,000	-	80,000
Issuance of common stock for services	-	-	12,143,313	121,436	838,500	-	959,936
Net loss	-	-	-	-	-	(4,496,095)	(4,496,095)
Balance, June 30, 2006	2,114	-	99,630,554	996,308	13,453,963	(17,212,576)	(2,760,191)
Sale of Preferred shares	-	35,295	-	-	5,964,705	-	6,000,000
Deemed dividend	-	-	-	-	(4,167,256)	-	(4,167,256)
Expenses related to sale of Preferred shares	-	-	-	-	(500,000)	-	(500,000)
Issuance of common stock for converted Bridge loans including interest	-	-	2,685,294	26,853	385,647	-	412,500
Beneficial conversion feature of Bridge I loan	-	-	-	-	73,678	-	73,678
Unamortized loan discount	-	-	-	-	(290,625)	-	(290,625)
Sale of unregistered shares	-	-	2,356,471	23,563	377,037	-	400,600
Issuance of common stock for services	-	-	14,210,326	142,102	2,438,426	-	2,580,528
Compensatory warrants	-	-	-	-	1,252,158	-	1,252,158
Net loss	-	-	-	-	-	(4,002,650)	(4,002,650)
Balance June 30, 2007	$2,114	$35,295	118,882,645	$1,188,826	$18,987,733	$(21,215,226)	$(1,001,258)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,002,650)	$(4,496,095)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Compensatory common stock	1,971,840	959,936
Compensatory warrants	1,252,158	-
Compensatory preferred stock	-	777,397
Beneficial conversion feature of convertible notes	-	63,234
Interest	1,050,930	-
Bad debt provision	15,000	-
Depreciation	340,060	171,704
Amortization of debt discount	523,794	348,581
Excess derivative liability (income) expense	(4,250,442)	392,179
Changes in:
Accounts receivable	(126,161)	24,457
Inventories	(793,438)	42,546
Prepaid expenses and other current assets	(140,240)	(11,527)
Accounts payable and accrued expenses	94,288	252,603
Accrued interest	52,765	31,485
Deferred revenue	17,300	-
Derivative liability	-	1,491,945
Net cash (used in) provided by operating activities	(3,994,796)	48,445
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(73,764)	(669,522)
Net cash (used in) investing activities	(73,764)	(669,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(9,156)	(379,602)
Proceeds from sale of warrants	-	80,000
Proceeds from convertible debt	180,000	1,163,000
(Repayment) of convertible debt	(493,000)	-
Expenses related to sale of preferred shares	(500,000)	-
Proceeds from sale of common shares	400,600	-
Proceeds from sale of preferred shares	6,000,000	-
Loan proceeds from (repayments to) shareholders	(21,925)	19,750
Net cash provided from financing activities	5,556,519	883,148

NET (DECREASE) INCREASE IN CASH	1,487,959	262,071

CASH, BEGINNING OF YEAR	263,219	1,148

CASH, END OF YEAR	$1,751,178	$263,219

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$88,311	$-
Taxes paid	$-	$-
Issuance of stock to settle accrued expenses	$608,688	$777,397
Conversion of debt and accrued interest to common stock	$412,500	$-
Compensatory stock and warrants	$3,223,998	$1,178,956
Preferred stock dividend	$4,167,256	$543,512
Beneficial conversion feature on converted notes	$73,678	$-
Loan discount on converted notes	$290,625	$-

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Basis of Presentation:

In September of 2002, BRL Holdings, Inc. (“BRL”) acquired Element 21 Technologies, Inc. (“Technologies”) under an Amended and Restated Agreement (the “Agreement”) wherein BRL issued 42,472,420 shares of its common stock to shareholders of Technologies and assumed Technologies’ obligations under option agreements allowing for the purchase of 6,432,000 additional shares of common stock. Technologies was a development stage company formed to design, develop and market Element 21 alloy golf clubs. This acquisition was accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Technologies assumed control immediately following the acquisition.

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

In May 2007, the Board of Directors adopted resolutions approving an amendment and a majority of shareholders also approved amending the Company’s Certificate of Incorporation to increase the number of authorized shares of capital stock to 300,000,000 shares of common stock and 5,000,000 shares of preferred stock.

(b)      Going Concern:

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s subsidiary is inactive and is not expected to produce revenues or generate cash. During the last quarter of fiscal year 2005, the Company commenced sales of its products and has begun generating revenues. However, as of June 30, 2007, the Company continues to have negative working capital of $668,410, an accumulated deficit of $21,215,226 ($3,261,401 of which was realized during the development stage period from September 17, 2002 to June 30, 2004), a total shareholders’ deficit of $1,001,258 and for the year ended June 30, 2007 incurred a net loss of $4,002,650, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

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

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(c)	Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the company and its wholly owned, inactive subsidiary (Element 21 Golf Company - Canada). All significant inter-company accounts and transactions have been eliminated.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses notes payable and derivative instruments. The carrying value of all instruments approximates their fair value, due to their short-term nature.

(f)	Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(g)	Inventories:

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market and are comprised as follows:

	2007	2006
Finished goods	$681,387	$-
Components	240,433	128,382
Total	$921,820	$128,382

(h)	Accounts Receivable and Bad Debts:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on a review of the current status of trade receivables. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(i)	Fixed Assets and Depreciation:

Fixed assets are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are expensed as incurred. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Leasehold improvements are amortized over the term of the respective lease. The estimated useful lives are as follows:

Furniture and fixtures	5 years
Computer equipment	3 years
Office equipment	5 years
Tools and dies	2 years

(j)	Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenues from product sales are recognized when title passes to customers, which is when goods are shipped. Revenues from product shipped to sales representatives where title has not passed to the customers is reflected as deferred revenue.

(k)	Income Taxes:

Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax incurred for the period and the change during the period of deferred tax assets and liabilities.

(l)	Stock-Based Compensation:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The Company does not maintain a formal incentive compensation plan covering its employees, directors and independent contractors. Options to purchase the Company’s common stock vest at varying intervals, but in general, typically vest over two to four year periods. An option’s maximum term is ten years. See Note 6 for additional information regarding the Company’s stock options.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(m)	Net Loss Per Common Share:

The following weighted average shares were used for the computation of basic and diluted earnings per share:

	For the years ended June 30,
	2007	2006
Basic	110,294,858	97,764,539
Diluted	110,294,858	97,764,539

Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the years ended June 30, 2007 and 2006 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the per share computation since their effect was anti-dilutive.

	For the years ended June 30,
	2007	2006
Stock options	12,800	3,200
Warrants	77,876,237	5,489,203
Preferred stock	43,582,667	8,288,455
Convertible debt	2,571,656	-

(n)	Recent Accounting Pronouncements Affecting the Company:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The provisions of FIN 48 are effective for years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant transition effect.

In September 2006, the SEC staff published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB No. 108 does not change the requirements under SAB No. 99 regarding qualitative considerations in assessing the materiality of misstatements. The Company adopted SAB No. 108 during the fourth quarter of fiscal year 2007, and the adoption had no impact on its results of operations or financial condition as of and for the fiscal year ended June 30, 2007.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. Our adoption of SFAS 159 is not expected to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159 is not expected to have a material impact on our results of operations or financial position.

NOTE 2 -          FIXED ASSETS:

Fixed assets consists of the following:

	2007	2006
Furniture and fixtures	$10,184	$10,178
Computer equipment	18,720	5,984
Tools & dies	694,113	635,791
Leasehold improvements	27,128	24,428
Office equipment	6,600	6,600
	756,745	682,981
Less: accumulated depreciation and amortization	512,511	172,451
	$244,234	$510,530

Depreciation expense for the fiscal 2007 and 2006 years aggregated $340,060 and $171,704, respectively.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 3 -         RELATED PARTY TRANSACTIONS:

(a)	Accounts Payable - Non-Current:

Since April of 1996 and until June 30, 2005, the Company had engaged R T Robertson Consultants, Inc. (“Robertson”) and Robertson Advisors, LLC (‘Advisors”), consulting firms controlled by family members of Dr. R. Bruce Reeves, to perform the executive duties of the Company without specific compensation. Mr. Reeves was a member of the Board of Directors, President, and Chief Executive Officer of the Company until October 4, 2002. In this capacity and as an employee of the consulting firm, Dr. Reeves managed ongoing business activities of the Company until the transaction in September 2002 see Note 1(a). At June 30, 2007, $117,468 was owed to Robertson, $132,329 was owed to Advisors, $1,876 was owed to Dr. Reeves and the balance of $230,403 was owed to other related parties. All parties have indicated that payment of these balances is not expected during the next fiscal year.

(b)	Loans and Advances - Officers/Shareholders:

All loans and advances from officers/shareholders are made on a non-interest bearing basis and the officer has agreed to not demand payment during the next fiscal year.

Included in accounts payable and accrued expenses as of June 30, 2007 and 2006 is approximately $383,000 and $1,035,000, respectively, of compensation accrued for our officers and directors. Substantially all of this liability is due to be paid in Company common stock.

NOTE 4 -          CONVERTIBLE NOTES:

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. With respect to notes totaling $340,000 (the “$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the Notes at an exercise price to be determined based on a twenty day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (the “Equity Financing”) completed within 12 months. With respect to one note for $200,000 (the “$200,000 Note”), the investor received 3,529,413 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and the remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants are exercisable at an exercise price which is fixed at $0.17 per share. All of these warrants are subject to certain anti-dilution price adjustments. The $340,000 Notes and the $200,000 Note mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. All the notes and interest are convertible, at the option of the investor, into shares of Company’s Common Stock under the same terms and conditions as the warrants.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 4 -          CONVERTIBLE NOTES (Continued):

During the year ended June 30, 2007, two notes totaling $75,000 and $7,500 in related accrued interest were converted into 485,294 shares of common stock. As a result, the Company charged the remaining balance of $40,625 of unamortized discount to the notes to additional paid-in capital. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included piggy back registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration terms by approximately seven months. As a result of the extension of the warrant expiration date, the Company recorded an additional $122,215 in derivative expense. In addition, two $20,000 notes were cancelled during the year ended June 30, 2007 and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest. During the year ended June 30, 2007, the remaining $225,000 face value of the $340,000 Notes matured and was paid, along with the requisite accrued interest of 10% per annum, and the original one year warrants expired without being exercised. In January, 2007 the $200,000 Note matured, however, the holder requested, and the Company granted a six month extension to exercise the conversion of the one year warrants and the note. The Company granted the extension of the maturity date on the note to July 15, 2007 without interest. In June, 2007, the holder requested an early payment of the note and in return agreed to the cancellation of all the warrants, to which the Company agreed effective immediately. The Company terminated the related warrants in June, 2007 and recorded the termination as derivative income. In July 2007, subsequent to the balance sheet date the Company paid the $200,000 Note and accrued interest of $20,000.

As of June 30, 2007, all of the remaining unexpired warrants related to the $340,000 Notes financing were revalued and the liability was adjusted to approximately $133,000. The terms of the warrants issued for the $340,000 Notes resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of June 30, 2007 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.9% to 5.0% and volatility ranging from 37% to 115% (range in volatility is due to the term of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

Bridge II Financing:

Between May 5 and June 30, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 16 individual investors (the “$623,000 Notes”). Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock up to 150% of the investor’s initial investment in the $623,000 Notes at an exercise price equal to the lesser of (i) $0.175, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of exercise. All of these warrants are subject to certain anti- dilution price adjustments. The $623,000 Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes and interest are convertible, at the option of the investor, into shares of the Company’s Common Stock under the same terms and conditions as the warrants.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 4 -          CONVERTIBLE NOTES (Continued):

In July, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $180,000 to 6 additional investors (the “$180,000 Notes”). The terms of the notes and warrants are identical to the $623,000 Notes.

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

The Company determined that the conversion option of the notes was required to be bifurcated and accounted for as a derivative. The warrants were also required to be recorded and accounted for as a derivative due to the same tainting feature as the Bridge I Financing and as a result of this tainting feature, the terms of the Bridge II Financing also resulted in similar accounting treatment.

The conversion option and the warrants in respect of the Bridge II Financing ($623,000 Notes), were initially valued at approximately $559,800 and $373,200, respectively. The combined liability was restricted to the value of the proceeds of $623,000 and has been recorded as discount to the convertible notes with a corresponding credit to warrant liability, respectively, on a pro-rata basis. The discount of $623,000 is accreted on a straight-line basis over the maturity period of the notes. The liabilities for the conversion option and the warrants were adjusted to zero as of June 30, 2007 as the conversion option of the notes and the warrant stock purchase option expired.

The conversion option and the warrants with respect to the Bridge II Financing ($180,000 Notes) were initially valued at a combined approximate amount of $178,400, which has been recorded as a discount to the convertible notes with a corresponding credit to a derivative liability. The discount is being accreted on a straight-line basis over the maturity period of the notes. The liabilities for the conversion option on the notes and the warrants were adjusted to approximately $11,000 combined as of June 30, 2007.

The Company valued the conversion option and the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.9% and volatility of 3%.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 4 -          CONVERTIBLE NOTES (Continued):

During the year ended June 30, 2007, notes totaling $300,000 (principal) plus $30,000 in accrued interest of the Bridge II financing $623,000 Notes, were converted into 2,200,000 shares of common stock. As a result of the conversion, the Company charged additional paid-in capital for $250,000 as the remaining unamortized discount on the notes and reversed derivative expense of approximately $150,700 related to the conversion option. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration term by approximately three months. As a result of the extension of the warrant expiration date and setting of the conversion rate, the Company recorded an additional derivative expense of approximately $42,600.

As of June 30, 2007, all of the remaining Bridge II financing warrants issued and conversion option were revalued and the derivative liability was adjusted to approximately $10,000. As of June 30, 2007 the Company revalued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.9% and volatility of 3%.

NOTE 5 -          PREFERRED SHARES:

Series A Preferred Stock:
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

Also, in February 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at a price of $0.01 as part of the Company’s repayment of outstanding indebtedness to a creditor of the company. The warrant vested immediately and is exercisable for a three year period from the date of issuance. As of June 30, 2007, the warrant was revalued and the derivative liability was adjusted to approximately $151,000. As of June 30, 2007 the Company revalued the warrant under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrant, as the case may be; no dividends; a risk free rate of return of 4.9% and volatility of 116%.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 5 -          PREFERRED SHARES (Continued):

Series B Preferred Stock:

On July 31, 2006 (the “Initial Closing Date”), the Company agreed to a $4 million equity financing by entering into two Series B Convertible Preferred Stock Subscription Agreements (each a “Subscription Agreement” and collectively the “Subscription Agreements”) with two investors (each a “Purchaser” and collectively, the “Purchasers”). Each Subscription Agreement provides for the sale by the Company to the applicable Purchaser of 117,648 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B1 Preferred Stock”), and warrants to purchase an aggregate of 17,647,059 shares of the Company’s common stock, in exchange for and in consideration of an aggregate investment by each Purchaser of $2 million in cash (each Purchaser’s “Investment Amount”), which amount is to be invested by each Purchaser in two equal $1 million installments, the first of which occurred on the Initial Closing Date and the second of which occurred on November 30, 2006 (the “Subsequent Closing Date”).

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

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 5 -          PREFERRED SHARES (Continued):

On June 15, 2007, the Company consummated a $2,000,000 equity financing by entering into two additional Series B Convertible Preferred Stock Subscription Agreements (each a “Series B Subscription Agreement” and collectively the “Series B Subscription Agreements”) with two purchasers (each a “Purchaser” and collectively, the “Purchasers”). Each Series B Subscription Agreement provides for the sale by the Company to the applicable Purchaser 58,824 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Additional Series B Preferred Stock”), and warrants to purchase an aggregate of 5,882,400 shares of the Company’s Common Stock, $.01 par value per share, in exchange for and in consideration of an aggregate investment by each of the Purchasers of $1 million in cash.

On the Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Additional Series B Preferred Stock and warrants (the terms of which are identical to the Series B Convertible Preferred Stock described above) to purchase an aggregate of 5,882,400 shares of Common Stock. The Company granted each Purchaser one warrant to purchase 5,882,400 shares of common stock at an exercise price of $0.19 per share. The Warrants expire on May 31, 2008. The exercise prices of the warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted.

The Company has evaluated the Series B Preferred Stock to determine if there are any embedded derivatives and determined that the Series B Preferred Stock is more akin to equity than debt as it is not redeemable and carries voting rights. As such the Series B Preferred Stock is considered perpetual and the option to convert into shares of Company’s Common Stock is clearly and closely related to the host contract i.e. Series B Preferred Stock and therefore need not be separated. The warrants associated with the issuance of the Series B Preferred Stock have been determined to be a liability due to the tainting feature of the warrants issued with Bridge I and Bridge II Financings. The warrant issuance has been valued at $167,250 using the Black Scholes method. The value of the warrants has been recorded as a dividend with a corresponding discount to the Series B Preferred The Series B Preferred Stock is evaluated further under EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”) to determine if there is any beneficial conversion feature associated with the conversion. The Company calculated the beneficial conversion to be zero as the conversion price equaled or exceeded the stock price on the date of the agreement.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 5 -          PREFERRED SHARES (Continued):

The Series B Preferred Stock has a conditional 4% dividend attached. The Company has no obligation to pay a dividend except in certain circumstances. The conditional dividend obligation attaches on the anniversary of each issuance whether the Board of Directors declares a dividend payment or not. The Preferred Stock dividend has a priority over junior equity issuances upon the occurrence of a liquidating event. Additionally, no dividends may be paid to holders of common stock unless all Preferred Stock dividends have been paid. As of June 30, 2007, the anniversary date for accrual of dividends had not occurred, however, if dividends were earned on an accrual basis, then $83,333 in dividends would be entitled to the preference described above. In addition, the holders of the Series B Convertible Preferred Stock have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000

NOTE 6 -          SHAREHOLDERS’ EQUITY/STOCK OPTION PLANS:

During fiscal 2006, the Company issued 12,143,313 shares of common stock for consulting and legal services and in settlement of liabilities. The value recorded was based on the market price at the time of issuance and aggregated $959,936.

During fiscal 2007, the Company issued 14,210,326 shares of its common stock to various consultants for marketing and investor relations services provided. Such shares were valued at the market price as of the date of issuance, aggregating $2,580,528.

As of June 30, 2007 there are two stock option plans in effect; the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan). There are no stock options outstanding under the Option Plan. No stock options have been granted under either the Director’s Plan or the Option Plan since 2002. The Directors' Plan allows for the grant of options to purchase up to 250,000 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant. Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 1,000,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates. The Company has not granted any options under either of these plans during the two years ended June 30, 2007.

The following table summarizes information about stock options outstanding, all of which were granted under the Directors’ Plan and are exercisable:

Outstanding as of June 30, 2005	52,800
Expired	(40,000)
Outstanding as of June 30, 2006	12,800
Expired	(9,600)
Outstanding as of June 30, 2007	3,200

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 6 -          SHAREHOLDERS’ EQUITY/STOCK OPTION PLANS (Continued):

Exercise prices of the outstanding options are as follows:

Exercise Prices	Number of Options
$1.25	1,600
$0.63	1,600
3,200

In addition to the Director’s Plan options, during 1996 the Company issued 8,000 non plan options with the exercise price of $1.13 that expire December 31, 2007.

NOTE 7 -          INCOME TAXES:

The Company has not filed any federal or state tax returns for any of the tax years subsequent to December 31, 1998. Management intends to cure this deficiency as soon as possible and expects there will be no federal tax liability (based on continued losses) for these delinquent years. Deferred tax assets and liabilities consist of the following as of June 30:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$3,453,705	$2,136,300
Less valuation allowance	(3,453,705)	(2,136,300)
	$-	$-

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not such benefits will be realized.

A valuation allowance equivalent to 100% of the deferred tax asset has been established since, at the current time, it is more likely than not, that the Company will not be able to recognize a tax benefit for the asset. The net operating losses of approximately $9,850,000 expire at various dates through 2024.

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 8 -          COMMITMENTS:

In April 2006, the Company entered into a three-year lease for office space in Toronto, Canada, for a monthly payment of $1,927 plus applicable taxes. The Company also negotiated a final settlement on its lease in Irvine, California for $1,992. Rent expense for the years ended June 30, 2007 and 2006 aggregated $39,461 and $35,474, respectively. In addition, the Company rents office space on a month to month basis in New Jersey for which it pays $250 per month. The future annual minimum lease payments are as follows:

Fiscal 2008	$23,124
Fiscal 2009	17,343
$40,467

On June 21, 2007, the Company signed a licensing agreement with Advanced Light Alloys Corporation for the licensing of scandium patents for fishing equipment applications. The Company has agreed to pay a 20% royalty on the net sales derived from fishing related products. The minimum annual royalty amount due under this agreement is $100,000. The agreement expires coterminous with the patent expirations. The patents expire June 2014. The agreement may be terminated by the Company in May of each year.