Form 10QSB
period 2007-09-30
ELEMENT 21 GOLF CO
filed 2007-11-13
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Yes  ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 121,479,253 shares of common stock, par value $.01 per share as of November 9, 2007.

Transitional Small Business Disclosure Format (Check One) Yes  ☒  No   ☐

Element 21 Golf Company

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
ELEMENT 21 GOLF COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash	$813,057	$1,751,178
Accounts receivable - net of allowance for doubtful accounts of $15,000	80,134	123,155
Inventories	1,015,482	921,820
Prepaid expenses and other current assets	508,317	158,147
TOTAL CURRENT ASSETS	2,416,990	2,954,300

FIXED ASSETS - NET	190,337	244,234

TOTAL ASSETS	$2,607,327	$3,198,534

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,095,413	$697,649
Accrued interest	-	46,750
Deferred revenue	-	17,300
Convertible notes	-	475,000
Derivative liability	3,033,278	2,386,011
TOTAL CURRENT LIABILITIES	4,128,691	3,622,710

LONG-TERM LIABILITIES:
Accounts payable - related parties	482,076	482,076
Loans and advances - officers/shareholders	140,321	95,006
	622,397	577,082

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	-	-
Series A Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding	2,114	2,114
Series B Preferred stock, $.01 par value, authorized 353,000 shares, 352,946 shares issued and outstanding	35,295	35,295
Common stock, $.01 par value; 300,000,000 shares authorized, 121,401,862 and 118,882,645 shares issued and outstanding at September 30, and June 30, 2007, respectively	1,214,020	1,188,826
Additional paid-in capital	19,333,696	18,987,733
Accumulated deficit	(22,728,886)	(21,215,226)
TOTAL SHAREHOLDERS’ DEFICIT	(2,143,761)	(1,001,258)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,607,327	$3,198,534

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

	Three months Ended September 30,
	2007	2006

REVENUES	$131,131	$1,227

COSTS AND EXPENSES
Costs of sales	59,543	14,823
General and administrative	939,261	1,252,067
TOTAL COSTS AND EXPENSES	998,804	1,266,890

LOSS FROM OPERATIONS	(867,673)	(1,265,663)

OTHER INCOME (EXPENSE)
Interest income	1,280	-
Interest expense	-	(554,076)
Derivative expense	(647,267)	(214,842)
	(645,987)	(768,918)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,513,660)	(2,034,581)

Provision for income taxes	-	-

NET LOSS	(1,513,660)	(2,034,581)

Accretion of preferred stock dividends	-	2,000,000

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,513,660)	$(4,034,581)

Basic and diluted weighted average shares	120,082,754	101,121,594

Basic and diluted loss per share	$(0.01)	$(0.04)

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,513,660)		$(2,034,581)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock	183,577		798,830
Depreciation and amortization	92,044		86,409
Amortization of discount to convertible notes	-		554,024
Excess derivative liability expense (income)	647,267		214,842
Changes in:
Accounts receivable	43,021		4,931
Inventories	(93,662)		(259,437)
Prepaid expenses and other current assets	(228,970)		(95,026)
Accounts payable and accrued expenses	464,144		185,890
Accrued interest	(46,750)		-
Deferred revenue	(17,300)		-
Net cash (used in) operating activities	(470,289)		(544,118)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(38,147)		(10,638)
Net cash (used in) investing activities	(38,147)		(10,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to) related parties	-		(64,766)
Loans and advances made to (repaid by) officers/shareholders	45,315		(21,925)
Financing costs	-		(300,000)
Net proceeds from (repayments of) bridge loans	(475,000)		160,000
Proceeds from sale of preferred shares	-		2,000,000
Net cash (used in) provided from financing activities	(429,685)		1,773,309

NET (DECREASE) INCREASE IN CASH	(938,121)		1,218,553

CASH, BEGINNING OF PERIOD	1,751,178		263,219

CASH, END OF PERIOD	$813,057		$1,481,772
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$46,750		$-
Taxes paid	$-		$-
Issuance of stock to pay expenses and settle accrued expenses	$387,870	$
Preferred stock dividend	$-		$2,000,000

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

In June, 2007 the Company began an expansion into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide patent license with Advanced Light Alloys Corporation (Advanced) by which Element 21 was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s patents.

The Company is subject to a number of risks similar to those of other companies in the early stages of operations.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful marketing of its products and the potential need to obtain adequate additional financing necessary to fund future operations.

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 2007.

NOTE 2 FUTURE OPERATIONS/GOING CONCERN:

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only recently begun producing revenues; however, not on any consistent basis.  Even with the generation of revenues from the sale of golf products now being produced and sold, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:

	Quarter Ended September 30, 2007	Year Ended June 30, 2007
Negative working capital	$1,711,701	$668,410
Net loss	1,513,660	4,002,650
Accumulated deficit	22,728,886	21,215,226

As shown in the accompanying financial statements, during the three months ended September 30, 2007 the Company incurred a net loss of $1,513,660 and cash utilized by operations during this period was $470,289. For the fiscal year ended June 30, 2007, the Company realized a net loss of $4,002,650 and utilized cash of $3,994,796 for operations.

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
September 30, 2007
(Unaudited)

NOTE 2 FUTURE OPERATIONS/GOING CONCERN (CONTINUED):

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the Element 21 Technologies golf development business, the Company has depended on advances and consulting services from consultants engaged by the Company as well as the financings described below (See Notes 6 and 7). Absent these continuing advances, services and financings, the Company could not continue with the development and marketing of its golf and fishing products.

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

During the three months ended September 30, 2007 the Company issued 2,519,217 shares of its common stock to consultants for services rendered and to be rendered by them for an aggregate value of $371,157 based on the market price of the shares at time of issuance. For the quarter ended September 30, 2007, the amortized expense aggregated $183,577.

NOTE 3 RELATED PARTY ADVANCES:

During the three month period ended September 30, 2007, certain related parties advanced a net amount of $45,315. During the three month period ended September 30, 2006, the Company repaid certain related parties a net amount of $64,766 and certain officers and shareholders a net amount of $21,925.

NOTE 4 FACTORING AGREEMENT:

On March 16, 2007, the Company signed an Accounts Receivable Purchase agreement (commonly described as a factoring agreement). The term of the agreement is one year. The Company is obligated to pay a daily fee based on the face amount of purchased accounts receivable. The maximum borrowing level allowed under this agreement is $1,000,000. As of September 30, 2007, the Company had not borrowed any monies under this agreement.

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

For the three months ended September 30, 2007 and 2006, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at September 30, 2007 and 2006 have been excluded from the per share computations:

	September 30, 2007	September 30, 2006
Warrants	71,073,277	34,697,014
Convertible Notes	-	15,162,080
Convertible Preferred Stock	43,582,667	11,764,706

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 6 CONVERTIBLE NOTES:

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. With respect to notes totaling $340,000 (the “$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the $340,000 Notes at an exercise price to be determined based on a twenty day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (the “Equity Financing”) completed within 12 months. With respect to one note for $200,000 (the “$200,000 Note”), the investor received 3,529,413 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and the remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants are exercisable at an exercise price which is fixed at $0.17 per share. All of these warrants are subject to certain anti-dilution price adjustments. The $340,000 Notes and the $200,000 Note mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. All the notes and interest are convertible, at the option of the investor, into shares of Company’s Common Stock under the same terms and conditions as the warrants.

During the year ended June 30, 2007, two notes totaling $75,000 and $7,500 in related accrued interest were converted into 485,294 shares of common stock. As a result, the Company charged the remaining balance of $40,625 of unamortized discount to the notes to additional paid-in capital. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included piggy back registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration terms by approximately seven months. As a result of the extension of the warrant expiration date, the Company recorded an additional $122,215 in derivative expense. In addition, two $20,000 notes were cancelled during the year ended June 30, 2007 and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest. During the year ended June 30, 2007, the remaining $225,000 face value of the $340,000 Notes matured and was paid, along with the requisite accrued interest of 10% per annum, and the original one year warrants expired without being exercised. In January, 2007 the $200,000 Note matured, however, the holder requested, and the Company granted a six month extension to exercise the conversion of the one year warrants and the note. The Company granted the extension of the maturity date on the note to July 15, 2007 without interest. In June, 2007, the holder requested an early payment of the note and in return agreed to the cancellation of all the warrants, to which the Company agreed effective immediately. The Company terminated the related warrants in June, 2007 and recorded the termination as derivative income. In July 2007, the Company paid the $200,000 Note and accrued interest of $20,000.

As of September 30, 2007, all of the remaining unexpired warrants related to the $340,000 Notes financing were revalued and the liability was adjusted to approximately $154,000. The terms of the warrants issued for the $340,000 Notes resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of September 30, 2007 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 4.0% and volatility ranging from 20% to 57% (range in volatility is due to the terms of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

As of September 30, 2007, the warrants related to the $75,000 of converted notes were revalued and the liability was adjusted to approximately $95,000. As of September 30, 2007 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return ranging from 3.96% to 4.07% and volatility ranging from 49% to 134% (range in volatility is due to the terms of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 6 CONVERTIBLE NOTES (Continued):

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

The Company accounted for the above convertible notes and warrants as follows: under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") an embedded conversion option should be bifurcated and accounted for separately as a derivative instrument, unless the specific requirements for equity classification of the embedded conversion option, as stated in EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”) are met. EITF 00-19 provides that an equity classification is appropriate if the settlement criteria set forth therein for such classification are met and that the additional conditions necessary for equity classification, set forth therein, are also met. Warrants are freestanding derivatives and need to be similarly analyzed under EITF 00-19 to determine if equity classification is appropriate.

The Company determined that the conversion option of the notes was required to be bifurcated and accounted for as a derivative. The warrants were also required to be recorded and accounted for as a derivative due to the same tainting feature as the Bridge I Financing and as a result of this tainting feature, the terms of the Bridge II Financing also resulted in similar accounting treatment.

The conversion option and the warrants in respect of the Bridge II Financing ($623,000 Notes), were initially valued at approximately $559,800 and $373,200, respectively. The combined liability was restricted to the value of the proceeds of $623,000 and has been recorded as a discount to the convertible notes with a corresponding credit to warrant liability, respectively, on a pro-rata basis. The discount of $623,000 is accreted on a straight-line basis over the maturity period of the notes. The liabilities for the conversion option and the warrants were adjusted to zero as of September 30, 2007 as the conversion option of the notes and the warrant stock purchase option expired.

The conversion option and the warrants with respect to the Bridge II Financing ($180,000 Notes) were initially valued at a combined approximate amount of $178,400, which has been recorded as a discount to the convertible notes with a corresponding credit to a derivative liability. As of September 30, 2007, as all of the remaining Bridge II financing warrants issued and conversion option expired, the derivative liability was adjusted to zero.

During the year ended June 30, 2007, notes totaling $300,000 (principal) plus $30,000 in accrued interest of the Bridge II financing $623,000 Notes, were converted into 2,200,000 shares of common stock. As a result of the conversion, the Company charged additional paid-in capital for $250,000 as the remaining unamortized discount on the notes and reversed derivative expense of approximately $150,700 related to the conversion option. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration term by approximately three months. As a result of the extension of the warrant expiration date and setting of the conversion rate, the Company recorded an additional derivative expense of approximately $42,600. As of September 30, 2007, as all of the remaining Bridge II financing warrants issued had expired and the derivative liability was adjusted to zero.

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 7 PREFERRED SHARES

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

Also, in February 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at a price of $0.01 as part of the Company’s repayment of outstanding indebtedness to a creditor of the company. The warrant vested immediately and is exercisable for a three year period from the date of issuance. As of September 30, 2007, the warrant was revalued and the derivative liability was adjusted to approximately $598,000. As of September 30, 2007 the Company revalued the warrant under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrant, as the case may be; no dividends; a risk free rate of return of 4.0% and volatility of 58%.

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 7 - PREFERRED SHARES (Continued):

On June 15, 2007, the Company consummated a $2,000,000 equity financing by entering into two additional Series B Convertible Preferred Stock Subscription Agreements (each a “Series B Subscription Agreement” and collectively the “Series B Subscription Agreements”) with the Purchasers. Each Series B Subscription Agreement provides for the sale by the Company to the applicable Purchaser 58,824 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Additional Series B Preferred Stock”), and warrants to purchase an aggregate of 5,882,400 shares of the Company’s Common Stock, $.01 par value per share, in exchange for and in consideration of an aggregate investment by each of the Purchasers of $1 million in cash.

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

The Company has evaluated the Series B Preferred Stock to determine if there are any embedded derivatives and determined that the Series B Preferred Stock is more akin to equity than debt as it is not redeemable and carries voting rights. As such the Series B Preferred Stock is considered perpetual and the option to convert into shares of Company’s Common Stock is clearly and closely related to the host contract i.e. Series B Preferred Stock and therefore need not be separated. The warrants associated with the issuance of the Series B Preferred Stock have been determined to be a liability due to the tainting feature of the warrants issued with Bridge I and Bridge II Financings. As of June 30, 2007, the warrant issuance was valued at $167,250 using the Black Scholes method. The value of the warrants has been recorded as a dividend with a corresponding discount to the Series B Preferred The Series B Preferred Stock is evaluated further under EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”) to determine if there is any beneficial conversion feature associated with the conversion. The Company calculated the beneficial conversion to be zero as the conversion price equaled or exceeded the stock price on the date of the agreement.

The Series B Preferred Stock has a conditional 4% dividend attached. The Company has no obligation to pay a dividend except in certain circumstances. The conditional dividend obligation attaches on the anniversary of each issuance whether the Board of Directors declares a dividend payment or not. The Preferred Stock dividend has a priority over junior equity issuances upon the occurrence of a liquidating event. Additionally, no dividends may be paid to holders of common stock unless all Preferred Stock dividends have been paid. As of September 30, 2007, the anniversary date for accrual of dividends had occurred for the Initial Closing Date, but not for the latter closing dates. The earned but not declared dividend at September 30, 2007 was $80,000. If dividends were earned on an accrual basis, then an additional $103,333 in dividends would be entitled to the preference described above. In addition, the holders of the Series B Convertible Preferred Stock have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000.

As of September 30, 2007, all of the Series B Preferred Stock warrants were revalued and the liability was adjusted to approximately $2,185,000. The terms of these warrants resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of September 30, 2007 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return ranging from 4.0% to 4.07% and volatility ranging from 37% to 57% (range in volatility is due to the terms of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

For the three months ended September 30, 2007 the Company had revenue of $131,131 and incurred costs of sales of $59,543 and general and administrative expenses of $939,261. Included in general and administrative expenses is a non-cash charge of $183,577, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $1,513,660, as compared with the three months ended September 30, 2006 in which the Company had revenue of $1,227, incurred costs of sales of $14,823 and general and administrative expenses of $1,252,067 (including a non-cash charge of $798,830 representing the value of common shares issued for services provided by consultants), resulting in a net loss of $2,034,581.  After adjusting for the non-cash charges, general and administrative expenses increased by approximately $317,000, primarily due to increases in marketing, promotional and engineering expenses due to expanded operations as well as increases in accounting and legal expenses.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of September 30, 2007 of $1,711,701.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2007, we had a working capital deficiency of $668,410.  Our continuation as a going concern will require that we raise significant additional capital.

Absent continued issuances of common stock for services by these consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft or fishing product lines or market its products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance that such capital will be raised on terms acceptable to the Company and if this capital is raised, it, may cause significant dilution to the Company’s stockholders.

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

We have a history of substantial operating losses and an accumulated deficit of $22,728,886 as of September 30, 2007. For the period ended September 30, 2007, our net loss was $1,513,660. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As discussed above, as of September 30, 2007, we have no employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects, in particular Dr. Nataliya Hearn and David Sindalovsky, who have played a key role in developing scandium technology for golf applications. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.
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

ITEM 3 CONTROLS AND PROCEDURES:

(a) Evaluation of disclosure controls and procedures.  Management, including our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed and summarized. .

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

PART II - OTHER INFORMATION
Item 1 LEGAL PROCEEDINGS

None

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007 the Company issued 2,519,217 shares of its common stock to consultants for services rendered by them and recorded related expense of $371,157.   The shares and warrants were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Element 21 Golf Company

November 12, 2007	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

November 12, 2007	By:	/s/ John Grippo
Chief Financial Officer