Form 10QSB
period 2007-12-31
ELEMENT 21 GOLF CO
filed 2008-02-14
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR
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
Yes  ☐   No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 135,212,737 shares of common stock, par value $.01 per share as of February 12, 2008.

Transitional Small Business Disclosure Format (Check One) Yes  ☒   No   ☐

Element 21 Golf Company and Subsidiary

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -
	December 31, 2007	June 30, 2007
	(unaudited)
CURRENT ASSETS:
Cash	$249,270	$1,751,178
Accounts receivable - net of allowance for doubtful accounts of $15,000	135,108	123,155
Inventories	1,012,589	921,820
Prepaid expenses and other current assets	516,463	158,147
TOTAL CURRENT ASSETS	1,913,430	2,954,300

FIXED ASSETS - NET	104,336	244,234

TOTAL ASSETS	$2,017,766	$3,198,534

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,635,626	$697,649
Accrued interest	-	46,750
Deferred revenue	5,229	17,300
Convertible notes	-	475,000
Derivative liability	439,244	2,386,011
TOTAL CURRENT LIABILITIES	2,080,099	3,622,710

LONG-TERM LIABILITIES:
Accounts payable - related parties	482,076	482,076
Loans and advances - officers/shareholders	115,661	95,006
	597,737	577,082
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	-	-
Series A Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding	2,114	2,114
Series B Preferred stock, $.01 par value, authorized 353,000 shares, 352,946 shares issued and outstanding	35,295	35,295
Common stock, $.01 par value; 300,000,000 shares authorized, 126,513,857 and 118,882,645 shares issued and outstanding at December 31, and June 30, 2007, respectively	1,265,139	1,188,826
Additional paid-in capital	19,958,639	18,987,733
Accumulated deficit	(21,921,257)	(21,215,226)
TOTAL SHAREHOLDERS’ DEFICIT	(660,070)	(1,001,258)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,017,766	$3,198,534

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(unaudited)

	Six months Ended December 31,		Three months Ended December 31,
	2007	2006	2007	2006
REVENUES	$386,932	$26,311	$255,801	$25,084

COST OF SALES	275,127	19,212	215,583	4,389

GROSS MARGIN	111,805	7,099	40,218	20,695

General and administrative expenses	2,854,291	3,577,569	1,915,031	2,325,503

LOSS FROM OPERATIONS	(2,742,486)	(3,570,470)	(1,874,813)	(2,304,808)

OTHER INCOME (EXPENSE)
Interest income	7,811	-	6,530	-
Interest expense	-	(823,617)	-	(269,541)
Derivative income (expense)	2,028,644	(1,896,636)	2,675,911	(1,681,794)
	2,036,455	(2,720,253)	2,682,441	(1,951,335)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(706,031)	(6,290,723)	807,628	(4,256,143)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	(706,031)	(6,290,723)	807,628	(4,256,143)

Accretion of preferred stock dividends	-	4,000,000	-	2,000,000

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(706,031)	$(10,290,723)	$807,628	$(6,256,143)

Basic weighted average shares	122,741,423	108,826,111	124,818,339	112,057,909
Diluted weighted average shares	122,741,423	108,826,111	172,848,141	112,057,909

Basic income (loss) per share	($0.01)	($0.09)	$0.01	($0.00)
Diluted income (loss) per share	($0.01)	($0.09)	$0.01	($0.00)

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 30, 2007 AND 2006
(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(706,031)	$(6,290,723)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	2,152,260	2,254,365
Depreciation and amortization	184,600	176,020
Amortization of discount to convertible notes	-	745,788
Excess derivative liability expense (income)	(1,966,267)	1,896,636
Changes in:
Accounts receivable	(11,953)	(2,439)
Inventories	(90,769)	(177,013)
Prepaid expenses and other current assets	(237,616)	(280,172)
Accounts payable and accrued expenses	(287,763)	508,886
Accrued interest	(27,250)	21,658
Deferred revenue	(12,071)	-
Net cash (used in) operating activities	(1,002,860)	(1,146,994)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(44,703)	(30,434)
Net cash (used in) investing activities	(44,703)	(30,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to) related parties	-	(45,672)
Loans and advances made to (repaid by) officers/shareholders	20,655	(21,925)
Financing costs	-	(500,000)
(Repayments of) net proceeds from bridge loans	(475,000)	140,000
Proceeds from sale of preferred shares	-	4,000,000
Net cash (used in) provided by financing activities	(454,345)	3,573,403

NET (DECREASE) INCREASE IN CASH	(1,501,908)	2,394,975

CASH, BEGINNING OF PERIOD	1,751,178	263,219

CASH, END OF PERIOD	$249,270	$2,658,194
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$46,750		$-
Taxes paid	$-		$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to pay expenses and settle accrued expenses	$1,314,400	$

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 1 NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and subsidiaries (the “Company” and or “Element 21”) designs, develops and has begun to market, Scandium alloy golf and fishing products.  The first products manufactured using the Company’s proprietary technology have been recently produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006.

In June, 2007 the Company began an expansion into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide patent license with Advanced Light Alloys Corporation (Advanced) by which Element 21 was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s patents (see Note 9 - Related party Transaction).

The Company is subject to a number of risks similar to those of other companies in the early stages of operations.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful marketing of its products and the potential need to obtain adequate additional financing necessary to fund future operations.

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Element 21 on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B.  Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 2007.

NOTE 2 FUTURE OPERATIONS/GOING CONCERN:

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only recently begun producing revenues; however, not on any consistent basis.  Even with the generation of revenues from the sale of golf and fishing products now being produced and sold, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:

	Six Months Ended December 31, 2007	Year Ended June 30, 2007
(Negative) working capital	$(166,669)	$(668,410)
Net loss	$706,031	$4,002,650
Accumulated deficit	$21,921,257	$21,215,226

As shown in the accompanying financial statements, during the three and six months ended December 31, 2007 the Company earned net income of $807,628 and incurred a net loss of $706,031, respectively, and cash utilized by operations during the six month period was $1,002,860. For the fiscal year ended June 30, 2007, the Company realized a net loss of $4,002,650 and utilized cash of $3,994,796 for operations.

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
December 31, 2007
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

During the six months ended December 31, 2007 the Company issued 7,731,212 shares of its common stock to consultants for services rendered and to be rendered by them for an aggregate value of $1,314,400 based on the market price of the shares at time of issuance. For the six months ended December 31, 2007, the amortized expense aggregated $1,193,200.

NOTE 3 RELATED PARTY ADVANCES:

During the six month period ended December 31, 2007, certain related parties advanced a net amount of $20,655. During the six month period ended December 31, 2006, the Company repaid certain related parties a net amount of $45,672 and certain officers and shareholders a net amount of $21,925.  Management does not expect these amounts to be paid within the next 12 months.

NOTE 4 FACTORING AGREEMENT:

On March 16, 2007, the Company signed an Accounts Receivable Purchase agreement (commonly described as a factoring agreement). The term of the agreement is one year. The Company is obligated to pay a daily fee based on the face amount of purchased accounts receivable. The maximum borrowing level allowed under this agreement is $1,000,000. As of December 31, 2007, the Company had not borrowed any monies under this agreement.

NOTE 5 NET INCOME (LOSS) PER SHARE:

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

For the three and six months ended December 31, 2006 and the six months ended December 31, 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at December 31, 2007 and 2006 have been excluded from the per share computations:

	December 31, 2007	December 31, 2006
Warrants	72,374,114	62,683,365
Convertible Notes	-	5,216,256
Convertible Preferred Stock	43,582,667	32,156,863

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 5 NET INCOME (LOSS) PER SHARE (Continued):

For the three months ended December 31, 2007, the effect of stock options and other potentially dilutive shares were included in the calculation of diluted net loss per common share. The Series A and Series B Preferred Stock were included into the fully diluted computation on the “if converted” method. All other securities were included based on the economics of their individual terms to determine the likelihood of conversion. The dilutive effect of preferred shares and warrants was 48,029,802.

Reconciliation of Basic to Fully Diluted Shares	Three months ended 12/31/2007
Basic shares	124,818,339
Dilutive effect of warrants	4,447,136
Dilutive effect of convertible preferred shares	43,582,666
Fully diluted shares	172,848,141

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 6  CONVERTIBLE NOTES (Continued):

As of December 31, 2007, all of the remaining unexpired warrants related to the $340,000 Notes financing were revalued and the liability was adjusted to approximately $41,000. The terms of the warrants issued for the $340,000 Notes resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of December 31, 2007 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return ranging from 2.9% to 3.14% and volatility ranging from 5% to 45% (range in volatility is due to the terms of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

As of December 31, 2007, the warrants related to the $75,000 of converted notes were revalued and the liability was adjusted to approximately $15,000. As of December 31, 2007 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return ranging from 3.14% to 3.19% and volatility ranging from 32% to 39% (range in volatility is due to the terms of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 6  CONVERTIBLE NOTES (Continued):

The conversion option and the warrants with respect to the Bridge II Financing ($180,000 Notes) were initially valued at a combined approximate amount of $178,400, which has been recorded as a discount to the convertible notes with a corresponding credit to a derivative liability. As of September 30, 2007, as all of the remaining Bridge II financing warrants issued and conversion option expired and the related derivative liability was adjusted to zero.

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

Also, in February 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at a price of $0.01 as part of the Company’s repayment of outstanding indebtedness to a creditor of the company. The warrant vested immediately and is exercisable for a three year period from the date of issuance. As of December 31, 2007, the warrant was revalued and the derivative liability was adjusted to approximately $150,000. As of December 31, 2007 the Company revalued the warrant under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrant, as the case may be; no dividends; a risk free rate of return of 3.14% and volatility of 55%.

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 7 - PREFERRED SHARES (Continued):

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
December 31, 2007
(Unaudited)

NOTE 7 - PREFERRED SHARES (Continued):

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

As of December 31, 2007, all of the Series B Preferred Stock warrants were revalued and the liability was adjusted to approximately $155,000. The terms of these warrants resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of December 31, 2007 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return ranging from 3.23% to 3.34% and volatility ranging from 36% to 44% (range in volatility is due to the terms of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

NOTE 8 - CONTINGENCIES:

The Company has recently been given notice by a former director and officer of the Company of his claim to 753,858 common shares of the Company’s common stock. The former director/officer alleges that the Company cancelled 753,858 common shares that were in his name and did not replace them. The Company has denied the former director/officer’s claim. The same former director/officer further alleges that he is owed 323,904 common shares of the Company’s common stock for services rendered to the Company pursuant to a contract dated October 12, 2003. Finally, the former director/officer has demanded immediate payment of $251,673 plus $78,045 in interest. The amount demanded represents services that the director/officer (and companies that he controls) provided to the Company in prior years. The Company does not agree that it has any obligation to the former director/officer for any interest or for the issuance of the 323,904 shares for services. The Company further denies the full amount of $251,673 is due and payable upon demand. The Company has recorded sufficient liabilities to cover any impact of these claims.

The Company was recently notified that an individual intended to file suit against the Company for $3,000,000. The claim is for personal injury. The Company has not been served with papers by the court and so it has not had an opportunity to determine the validity of the claim.

NOTE 9 - RELATED PARTY TRANSACTION:

The Company incurred a royalty expense of $16,800 for the sale of fishing equipment. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced Light Alloys Corporation, a Barbados corporation that is wholly-owned by David Sindalovsky, a consultant to the Company. The Company is obligated to pay Mr. Sindalovsky $100,000 in royalties for fishing product for the period June 1, 2007 to May 31, 2008. The Company has not paid any royalties to date to Advance Light Alloys Corporation.

NOTE 10 - SUBSEQUENT EVENT:

Subsequent to December 31, 2007 the Company received a request from a Series B Preferred Stock shareholder to convert 58,823 shares to 5,882,353 common shares. The effective date of the conversion is January 31, 2007.

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

Results of Operations

Three and Six Months Ended December 31, 2007 and 2006

For the six months ended December 31, 2007 the Company, had revenue of $386,932 and incurred costs of sales of $275,127, general and administrative expenses of $2,854,291, and derivative income of $2,028,644. Included in general and administrative expenses is a non-cash charge of $2,152,260, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $706,031, as compared with the six months ended December 31, 2006 in which the Company had revenue of $26,311, incurred costs of sales of $19,212, general and administrative expenses of $3,577,569 (including a non-cash charge of $2,254,365 representing the value of common shares issued for services provided by consultants), interest expense of $823,617 and derivative expense of $1,896,636, resulting in a net loss of $6,290,723.  Revenues increased from the prior year period as the Company did not begin full production, and thus sales, until the first quarter of 2007. The primary reason for the significantly smaller net loss from the prior year period is the expiration of a number of the outstanding warrants which resulted in the recognition of derivative income in the current year period versus the recognition of derivative expense in the prior year period. In addition, as the Company’s convertible notes were all extinguished or converted as of December 31, 2006, there was no interest expense recognized in the current year period.

For the three months ended December 31, 2007 the Company, had revenue of $255,801 and incurred costs of sales of $215,583, general and administrative expenses of $1,915,031 and derivative income of $2,675,911. Included in general and administrative expenses is a non-cash charge of $577,687, representing the value of common shares issued for services provided by consultants. This resulted in a net income of $807,628, as compared with the three months ended December 31, 2006 in which the Company had revenue of $25,084 and incurred costs of sales of $4,389, general and administrative expenses of $2,325,503, interest expense of $269,541 and derivative expense of $1,681,794, resulting in a net loss of $4,256,143.  Included in general and administrative expenses was a non-cash charge of $194,027, representing the value of common shares issued for services provided by consultants. Revenues increased from the prior year period as the Company did not begin full production, and thus sales, until the first quarter of 2007. The primary reason for the recognition of net income in the current period versus the net loss in the prior period is the expiration of a number of the outstanding warrants which resulted in the recognition of derivative income in the current year. Offsetting this income was an increase in general and administrative expenses in the current period versus the prior period due to the expenditures incurred in the marketing of our product.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of December 31, 2007 of $166,669.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2007, we had a working capital deficiency of $668,410.  Despite this apparent turn-around in the working capital, our continuation as a going concern will require that we raise significant additional capital.

Absent continued issuances of common stock for services by our consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft or fishing product lines or market its products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance that such capital will be raised on terms acceptable to the Company and if this capital is raised, it, may cause significant dilution to the Company’s stockholders.

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

We have a history of substantial operating losses and an accumulated deficit of $21,921,257 as of December 31, 2007. For the period ended December 31, 2007, our net loss was $706,031. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As discussed above, as of December 31, 2007, we have no employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects, in particular Dr. Nataliya Hearn and David Sindalovsky, who have played a key role in developing scandium technology for golf applications. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

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

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

None

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2007 the Company issued 2,519,217 shares of its common stock to consultants for services rendered by them and recorded related expense of $948,844.   The shares and warrants were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3 DEFAULT UPON SENIOR SECURITIES

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

10.1	Consulting Agreement with Nataliya Hearn dated as of January 4, 2007.

10.2	Consulting Agreement with David Sindalovsky dated as of September 15, 2007.

10.3	Consulting Agreement with John Grippo dated as of January 4, 2007.

10.4	Common Stock Purchase Warrant agreement with Nataliya Hearn dated as of January 4, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

February 14, 2008	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

February 14, 2008	By:	/s/ John Grippo
Chief Financial Officer