Form 10QSB
period 2008-03-31
ELEMENT 21 GOLF CO
filed 2008-05-15
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date 6,961,270 shares of common stock, par value $.01 per share as of May 14, 2008.

Transitional Small Business Disclosure Format (Check One) Yes  ☒  No   ☐

Element 21 Golf Company and Subsidiary

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

- ASSETS -
	March 31, 2008	June 30, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$979,121	$1,751,178
Accounts receivable - net of allowance for doubtful accounts of $27,000 and $15,000 for 2008 and 2007 respectively	353,263	123,155
Inventories	991,222	921,820
Prepaid expenses and other current assets	604,661	158,147
TOTAL CURRENT ASSETS	2,928,267	2,954,300

FIXED ASSETS - NET	109,418	244,234

TOTAL ASSETS	$3,037,685	$3,198,534

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,998,857	$697,649
Accrued interest	10,120	46,750
Note payable	1,000,000	-
Deferred revenue	114,000	17,300
Convertible notes	-	475,000
Derivative liability	246,498	2,386,011
TOTAL CURRENT LIABILITIES	3,369,475	3,622,710

LONG-TERM LIABILITIES:
Accounts payable - related parties	482,076	482,076
Loans and advances - officers/shareholders	129,366	95,006
	611,442	577,082

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	-	-
Series A Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding	2,114	2,114
Series B Preferred stock, $.01 par value, authorized 353,000 shares, 294,123 and 352,946 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	29,412	35,295
Common stock, $.01 par value; 300,000,000 shares authorized, 6,835,078 and 5,944,132 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	68,351	59,441
Additional paid-in capital	21,801,374	20,117,118
Accumulated deficit	(22,844,483)	(21,215,226)
TOTAL SHAREHOLDERS’ DEFICIT	(943,232)	(1,001,258)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,037,685	$3,198,534

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

Nine months Ended March 31,	Three months Ended March 31,

	2008	2007	2008	2007

REVENUES	$952,562	$115,636	$565,630	$89,325

COST OF SALES	736,419	52,852	461,292	33,640

GROSS MARGIN	216,143	62,784	104,338	55,685

General and administrative expenses	4,128,770	5,319,668	1,274,478	1,742,099

LOSS FROM OPERATIONS	(3,912,627)	(5,256,884)	(1,170,140)	(1,686,414)

OTHER INCOME (EXPENSE)
Interest income	11,047	19,982	3,236	19,982
Interest expense	(10,174)	(1,018,570)	(10,174)	(194,953)
Other income (expense)	0	87,151	0	87,151
Derivative income	2,282,497	1,952,196	253,853	3,848,832
	2,283,370	1,040,759	246,915	3,761,012

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,629,257)	(4,216,125)	(923,225)	2,074,598

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	(1,629,257)	(4,216,125)	(923,225)	2,074,598

Accretion of preferred stock dividends	-	4,000,000	-	-

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(1,629,257)	$(8,216,125)	$(923,225)	$2,074,598

Basic weighted average shares	6,266,673	5,510,435	6,646,287	5,648,695
Diluted weighted average shares	6,266,673	5,510,435	6,646,287	6,141,506

Basic income (loss) per share	($0.26)	($1.49)	($0.14)	$0.37
Diluted income (loss) per share	($0.26)	($1.49)	($0.14)	$0.34

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,629,257)	$(4,216,125)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	2,961,980	3,308,985
Depreciation and amortization	200,813	172,776
Allowance for doubtful accounts	12,000	-
Amortization of discount to convertible notes	-	901,361
Excess derivative liability (income)	(2,301,997)	(1,952,196)
Changes in operating assets and liabilities:
Accounts receivable	(242,108)	(79,937)
Inventories	(69,402)	(651,548)
Prepaid expenses and other current assets	(290,068)	(331,002)
Accounts payable and accrued expenses	(136,949)	442,945
Accrued interest	(17,131)	13,300
Deferred revenue	96,700	-
Net cash used in operating activities	(1,415,419)	(2,391,441)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(65,998)	(65,154)
Net cash (used in) investing activities	(65,998)	(65,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	-	(42,236)
Loans and advances made by (repaid to) officers/shareholders	34,360	(21,925)
Financing costs	-	(500,000)
Proceeds from short term loan	1,000,000	-
Repayments of convertible debt	(475,000)	(85,000)
Proceeds from sale of common /preferred shares	150,000	4,000,000
Net cash provided by financing activities	709,360	3,350,839

NET (DECREASE) INCREASE IN CASH	(772,057)	894,244

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,751,178	263,219

CASH AND CASH EQUIVALENTS, END OF PERIOD	$979,121	$1,157,463

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$46,750	$22,500
Taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to pay expenses and satisfy accrued expenses	$1,803,964	$412,500

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1	NATURE OF BUSINESS AND OPERATIONS:

Element 21 Golf Company and subsidiary (the “Company” and or “Element 21”) designs, develops and has begun to market, Scandium alloy golf and fishing products.  Golf products are manufactured using the Company’s proprietary technology and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006. In June, 2007 the Company began an expansion into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide patent license with Advanced Light Alloys Corporation (Advanced) by which Element 21 was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s patents (see Note 9 - Related Party Transactions).

The Company is subject to a number of risks similar to those of other companies in the early stages of operations.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful marketing of its products and the potential need to obtain adequate additional financing necessary to fund future operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States “US GAAP” and are consistent with the instructions to Form 10-QSB for interim financial information and Rule 310 of Regulation S-B.  Accordingly, the accompanying financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 2007.

Recent Transactions

Effective April 24, 2008, the Company effectuated a reverse stock split of 1:20. The number of common shares was reduced from 136,701,554 to 6,835,078 as of March 31, 2008. All share and per share amounts in this report have been retroactively adjusted to reflect this reverse split of 1:20. The number of authorized shares of common stock was not affected and will remain at 300,000,000 with a par value of $0.01. The number of preferred shares was not affected by this split.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The adoption of SFAS 159 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1	NATURE OF BUSINESS AND OPERATIONS (Continued):

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase method of accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 2	FUTURE OPERATIONS/GOING CONCERN:

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only recently begun generating revenues; however, not on any consistent basis.  Even with the revenues from the sale of golf and fishing products now being produced and sold, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:
	Nine Months Ended March 31, 2008	Year Ended June 30, 2007
Negative working capital	$441,208	$668,410
Net loss	$1,629,257	$4,002,650
Accumulated deficit	$22,844,483	$21,215,226

As shown in the accompanying financial statements, during the three and nine months ended March 31, 2008 the Company incurred a net loss of $923,225 and $1,629,257, respectively, and cash utilized by operations during the nine month period was $1,265,419. For the fiscal year ended June 30, 2007, the Company realized a net loss of $4,002,650 and utilized cash of $3,994,796 for operations. These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 2	FUTURE OPERATIONS/GOING CONCERN (Continued):

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the Element 21 Technologies golf development business, the Company has depended on advances and consulting services from consultants engaged by the Company as well as the financings described below (See Notes 7 and 8). Absent these continuing advances, services and financings, the Company could not continue with the development and marketing of its golf and fishing products.

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

During the nine months ended March 31, 2008 the Company issued 551,828 shares of its common stock to consultants for services rendered and to be rendered by them for an aggregate value of $1,798,446 based on the market price of the shares at time of issuance. For the nine months ended March 31, 2008, the amortized expense aggregated $1,674,235.

NOTE 3	RELATED PARTY ADVANCES:

During the nine month period ended March 31, 2008, Nataliya Hearn, President and Chairperson, advanced a net amount of $34,360 to the Company for working capital purposes. In April 2008, subsequent to the balance sheet date, the Company repaid $240,000 of accounts payable to related parties through the issuance of (post-split) common shares (see Note 9). Management does not expect that the remaining balance due to related parties with be paid within the next 12 months.

NOTE 4	NOTE PAYABLE:

On February 22, 2008, the Company borrowed $1,000,000 pursuant to a promissory note maturing on June 1, 2008 and bearing interest at an annual rate of 10%. Interim principal payments are due if certain contractual payments are received by the Company. No such payments had been received as of March 31, 2008.

NOTE 5	FACTORING AGREEMENT:

On March 16, 2007, the Company signed a one year Accounts Receivable Purchase agreement (commonly described as a factoring agreement). The maximum borrowing level allowed under this agreement is $1,000,000 and the Company is obligated to pay a daily fee based on the face amount of accounts receivable purchased under this agreement. Through the expiration date, the Company had not borrowed any monies under this agreement.

NOTE 6	NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods.  Diluted net income (loss) per share reflects, in addition to the weighted average number of common shares, the potential dilution of stock options and warrants outstanding, exercised and/or converted into common stock, unless the effect of such equivalent shares was anti-dilutive.

For the three and nine months ended March 31, 2008 and the nine months ended March 31, 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at March 31, 2008 and 2007 have been excluded from the per share computations:

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 6	NET INCOME (LOSS) PER SHARE (Continued):

	March 31, 2008	March 31, 2007
Warrants	3,616,236	3,017,070
Convertible Notes	-	202,538
Convertible Preferred Stock	2,179,133	1,590,893

For the three months ended March 31, 2007, the effect of stock options and other potentially dilutive shares were included in the calculation of diluted net income per common share. The Series A and Series B Preferred Stock were included into the fully diluted computation on the “if converted” method. All other securities were included based on the economics of their individual terms to determine the likelihood of conversion. The dilutive effect of preferred shares and warrants was 492,811.

Reconciliation of Basic to Fully Diluted Shares	Three months ended 3/31/2007
Basic shares	5,648,695
Dilutive effect of warrants	477,347
Dilutive effect of convertible preferred shares	15,464
Fully diluted shares	6,141,506

NOTE 7	CONVERTIBLE NOTES:

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. With respect to notes totaling $340,000 (the “$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the $340,000 Notes at an exercise price to be determined based on a twenty day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (the “Equity Financing”) completed within 12 months. With respect to one note for $200,000 (the “$200,000 Note”), the investor received 176,471 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and the remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants are exercisable at an exercise price which is fixed at $0.0085 per share. All of these warrants are subject to certain anti-dilution price adjustments. The $340,000 Notes and the $200,000 Note matured one year after issuance and accrued interest at an annual interest rate equal to 10% per annum, payable at maturity. All the notes and interest are convertible, at the option of the investor, into shares of Company’s Common Stock under the same terms and conditions as the warrants.

During the year ended June 30, 2007, two notes totaling $75,000 and $7,500 in related accrued interest were converted into 24,265 shares of common stock. As a result, the Company charged the remaining balance of $40,625 of unamortized discount to the notes to additional paid-in capital. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included piggy back registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration terms by approximately seven months. As a result of the extension of the warrant expiration date, the Company recorded an additional $122,215 in derivative expense. In addition, two $20,000 notes were cancelled during the year ended June 30, 2007 and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest. During the year ended June 30, 2007, the remaining $225,000 face value of the $340,000 Notes matured and was paid, along with the requisite accrued interest of 10% per annum, and the original one year warrants expired without being exercised. In January, 2007 the $200,000 Note matured, however, the holder requested, and the Company granted a six month extension to exercise the conversion of the one year warrants and the note. The Company granted the extension of the maturity date on the note to July 15, 2007 without interest. In June 2007, the holder requested an early payment of the note and in return agreed to the cancellation of all the warrants, to which the Company agreed effective immediately. The Company terminated the related warrants in June 2007 and recorded the termination as derivative income. In July 2007, the Company paid the $200,000 Note and accrued interest of $20,000.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 7	CONVERTIBLE NOTES (Continued):

The terms of the warrants issued for the $340,000 Notes resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of March 31, 2008, all of the remaining unexpired warrants related to the $340,000 Notes financing were revalued and the derivative liability was adjusted to approximately $20,000. The Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 1.52% and volatility of 42%. Volatility is based upon the historical volatility of the Company’s stock price.

As of March 31, 2008, the warrants related to the $75,000 of converted notes were revalued and the liability was adjusted to approximately $9,000. The Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return ranging from 1.27% to 1.56% and volatility ranging from 12% to 65% (range in volatility is due to the terms of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

Bridge II Financing:

Between May 5 and June 30, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 16 individual investors (the “$623,000 Notes”). Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock up to 150% of the investor’s initial investment in the $623,000 Notes at an exercise price equal to the lesser of (i) $0.00875, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of exercise. All of these warrants are subject to certain anti-dilution price adjustments. The $623,000 Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes and interest are convertible, at the option of the investor, into shares of the Company’s Common Stock under the same terms and conditions as the warrants.

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

The conversion option and the warrants in respect of the Bridge II Financing ($623,000 Notes), were initially valued at approximately $559,800 and $373,200, respectively. The combined liability was restricted to the value of the proceeds of $623,000 and was recorded as a discount to the convertible notes with a corresponding credit to warrant liability, respectively, on a pro-rata basis. The discount of $623,000 was accreted on a straight-line basis over the maturity period of the notes. The liabilities for the conversion option and the warrants were adjusted to zero as of September 30, 2007 as the conversion option of the notes and the warrant stock purchase option expired.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 7	CONVERTIBLE NOTES (Continued):

The conversion option and the warrants with respect to the Bridge II Financing ($180,000 Notes) were initially valued at a combined approximate amount of $178,400, and was recorded as a discount to the convertible notes with a corresponding credit to a derivative liability. As of September 30, 2007, as all of the remaining Bridge II financing warrants issued and conversion option expired and the related derivative liability was adjusted to zero.

During the year ended June 30, 2007, notes totaling $300,000 (principal) plus $30,000 in accrued interest of the Bridge II financing $623,000 Notes, were converted into 110,000 shares of common stock. As a result of the conversion, the Company charged additional paid-in capital for $250,000 as the remaining unamortized discount on the notes and reversed derivative expense of approximately $150,700 related to the conversion option. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration term by approximately three months. As a result of the extension of the warrant expiration date and setting of the conversion rate, the Company recorded an additional derivative expense of approximately $42,600. As of September 30, 2007, as all of the remaining Bridge II financing warrants issued had expired and the derivative liability was adjusted to zero.

NOTE 8	EQUITY TRANSACTIONS

Series A Preferred Stock:

In February 2006, the Company issued a total of 2,113,556 shares of newly designated Series A Convertible Preferred Stock in order to settle outstanding debts owed to officers and consultants of the Company (a portion of which were for unpaid consulting fees) in the aggregate amount of $2,113,556. The shares of Series A Convertible Preferred Stock are convertible at the option of the holder, at any time after issuance. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the Original Issue Price of shares of Series A Convertible Preferred Stock, or $0.05 by the Conversion Price which is initially equal to $0.01275 and is subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to fifty votes. Nataliya Hearn, President and Chairperson, owns 1,221,910 shares of Series A Convertible Preferred Stock.

Also, in February 2006, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock at a price of $0.0005 as part of the Company’s repayment of outstanding indebtedness to a creditor of the company. The warrant vested immediately and is exercisable for a three year period from the date of issuance. As of March 31, 2008, the warrant was revalued and the derivative liability was adjusted to approximately $120,000. The Company revalued the warrant under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrant, as the case may be; no dividends; a risk free rate of return of 1.52% and volatility of 43%.

Series B Preferred Stock:

On July 31, 2006 (the “Initial Closing Date”), the Company agreed to a $4 million equity financing by entering into two Series B Convertible Preferred Stock Subscription Agreements (each a “Subscription Agreement” and collectively the “Subscription Agreements”) with two investors (each a “Purchaser” and collectively, the “Purchasers”). Each Subscription Agreement provides for the sale by the Company to the applicable Purchaser of 117,648 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), and warrants to purchase an aggregate of 882,353 shares of the Company’s common stock, in exchange for and in consideration of an aggregate investment by each Purchaser of $2 million in cash (each Purchaser’s “Investment Amount”), which amount is to be invested by each Purchaser in two equal $1 million installments, the first of which occurred on the Initial Closing Date and the second of which occurred on November 30, 2006 (the “Subsequent Closing Date”).

On the Initial Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Series B Preferred Stock and two warrants (the terms of which are more fully described below) to purchase an aggregate of 441,177 shares of common stock. The Subscription Agreements obligated each Purchaser to invest the remaining $1 million of its Investment Amount (the “Additional Investment Amount”) in the Company no later than November 30, 2006, subject only to the Company converting at least 80% of the

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 8	EQUITY TRANSACTIONS (Continued):

aggregate outstanding principal amount evidenced by those certain convertible promissory notes issued by the Company between February 2006 and July 31, 2006 (collectively, the “Promissory Notes”) into shares of common stock prior to the Subsequent Closing Date. On October 31, 2006, both Purchasers had agreed to waive any conditions to the Subsequent Closing. On the Subsequent Closing Date, in exchange for each Purchaser’s Additional Investment Amount, the Company issued to each Purchaser an additional 58,824 shares of Series B Preferred Stock and two additional warrants (the terms of which are more fully described below) to purchase an aggregate of an additional 441,177 shares of common stock.

On the Initial Closing Date, the Company granted each Purchaser (i) one warrant to purchase 187,500shares of common stock at an exercise price of $0.011 per share in the event the warrant is exercised on or prior to July 31, 2007, and $0.014 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one warrant to purchase 253,677 shares of common stock at an exercise price of $0.014 per share (each an “Initial Warrant”, and collectively, the “Initial Warrants”). On the Subsequent Closing Date, the Company granted each Purchaser (i) one additional warrant to purchase 187,500 shares of common stock at an exercise price of $0.011 per share in the event the warrant is exercised on or prior to July 31, 2007, which increases to $0.014 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one additional warrant to purchase 253,677 shares of common stock at an exercise price of $0.014 per share (each a “Subsequent Warrant”, collectively, the “Subsequent Warrants” and collectively with the Initial Warrants, the “Warrants”). The Warrants expire on January 31, 2009. The exercise prices of the Warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The terms of the Initial Warrants and the Subsequent Warrants are identical.

On June 15, 2007, the Company consummated a $2,000,000 equity financing by entering into two additional Series B Convertible Preferred Stock Subscription Agreements (each a “Series B Subscription Agreement” and collectively the “Series B Subscription Agreements”) with the Purchasers. Each Series B Subscription Agreement provides for the sale by the Company to the applicable Purchaser 58,824 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Additional Series B Preferred Stock”), and warrants to purchase an aggregate of 294,120 shares of the Company’s Common Stock, $.01 par value per share, in exchange for and in consideration of an aggregate investment by each of the Purchasers of $1 million in cash.

On the Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Additional Series B Preferred Stock and warrants (the terms of which are identical to the Series B Convertible Preferred Stock described above) to purchase an aggregate of 294,120 shares of Common Stock. The Company granted each Purchaser one warrant to purchase 294,120 shares of common stock at an exercise price of $0.0095 per share. The warrants expire on May 31, 2008. The exercise prices of the warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted.

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

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 8	EQUITY TRANSACTIONS (Continued):

The Series B Preferred Stock has a conditional 4% dividend attached. The Company has no obligation to pay a dividend except in certain circumstances. The conditional dividend obligation attaches on the anniversary of each issuance whether the Board of Directors declares a dividend payment or not. The Preferred Stock dividend has a priority over junior equity issuances upon the occurrence of a liquidating event. Additionally, no dividends may be paid to holders of common stock unless all Preferred Stock dividends have been paid. As of March 31, 2008, the anniversary date for accrual of dividends had occurred for the Initial and Subsequent Closing Dates, but not for the June 15, 2007 closing date. The earned but undeclared dividend at March 31, 2008 was $160,000. If dividends were earned on an accrual basis, then an additional $136,667 in dividends would be entitled to the preference described above. In addition, the holders of the Series B Convertible Preferred Stock have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000.

As of March 31, 2008, all of the Series B Preferred Stock warrants were revalued and the liability was adjusted to approximately $6,000. The terms of these warrants resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. The Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return ranging from 0.94% to 1.52% and volatility ranging from 7% to 42% (range in volatility is due to the terms of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

In January 2008, the Company received a request from a Series B Preferred Stock shareholder to convert 58,823 shares to 294,118 common shares. The effective date of the conversion was January 31, 2008.

Common Stock:

In January 2008, the Company received $150,000 and issued 50,000 shares of common stock. The Company also issued 551,828 shares of common stock, valued in the aggregate at $1,803,964, as compensation

NOTE 9	CONTINGENCIES:

The Company was given notice by a former director and officer of the Company of his claim to 37,943 common shares of the Company’s common stock. The former director/officer alleges that the Company cancelled 37,943 common shares that were in his name and did not replace them. The Company denies the former director/officer’s claim. The same former director/officer further alleges that he is owed 16,195 common shares of the Company’s common stock for services rendered to the Company pursuant to a contract dated October 12, 2003. Finally, the former director/officer has demanded immediate payment of $251,673 plus $78,045 in interest. The amount demanded represents services that the director/officer (and companies that he controls) provided to the Company in prior years. The Company agreed to settle all claims by issuing 100,000 post-split shares of common stock valued at $240,000 in April 2008.

The Company was notified that an individual intended to file suit against the Company for $3,000,000. The Company agreed to settle this personal injury claim for $30,000, which amount was paid prior to March 31, 2008.

ELEMENT 21 GOLF COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 10	RELATED PARTY TRANSACTION:

During the nine months ended March 31, 2008 the Company recorded a royalty expense of $119,100 for the sale of fishing equipment. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee and is payable to Advanced Light Alloys Corporation, a Barbados corporation that is wholly-owned by David Sindalovsky, a consultant to the Company. The Company is obligated to pay Mr. Sindalovsky a minimum of $100,000 in royalties for fishing products sold for the period June 1, 2007 to May 31, 2008. The Company has not paid any royalties to date to Advance Light Alloys Corporation.

The Company purchased $176,735 in inventory from an entity owed by the spouse of John Grippo, the Company’s Chief Financial Officer. This entity earned fees of $1,500 in its capacity as an importer during the quarter ended March 31, 2008.

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

These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” in this Form 10-QSB. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions.  These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

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

Results of Operations

Three and Nine Months Ended March 31, 2008 and 2007

For the nine months ended March 31, 2008 the Company, had aggregate revenues of $952,562 from the sale of its golf and fishing equipment and incurred aggregate cost of sales of $736,419 and general and administrative expenses of $4,128,770. We also recorded derivative income of $2,282,497. Included in general and administrative expenses is a non-cash charge of $2,961,980, representing the value of common shares and warrants issued for services provided by consultants. This resulted in a net loss of $1,629,257, as compared with the nine months ended March 31, 2007 in which the Company had golf revenue of $115,636, incurred costs of sales of $52,852, general and administrative expenses of $5,319,668 (including a non-cash charge of $3,08,985 representing the value of common shares and warrants issued for services provided by consultants) and interest expense of $1,018,570, offset by derivative income of $1,952,196, resulting in a net loss of $4,216,125.  Revenues increased from the prior year period as the Company did not begin full production, and thus golf sales, until the first quarter of 2007 nor did the Company have any revenues from the sale of fishing rods in the prior year. The primary reason for the significantly smaller net loss from the prior year period is the reduced level of general and administrative expenses in the current year period versus the prior year period, primarily as a result of lower professional fees. In addition, as the Company’s convertible notes were all extinguished or converted as of December 31, 2006, there was no significant interest expense recognized in the current year period.

For the three months ended March 31, 2008 the Company, had aggregate revenues of $565,630 from the sale of its golf and fishing equipment and incurred costs of sales of $461,292 and general and administrative expenses of $1,274,478. Derivative income recorded in this period was $253,853. Included in general and administrative expenses is a non-cash charge of $462,259, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $923,225, as compared with the three months ended March 31, 2007 in which the Company had revenue of $89,235 and incurred costs of sales of $33,640, general and administrative expenses of $1,742,099 and interest expense of $194,953, offset by derivative income of $3,848,832, resulting in a net income of $2,074,508.  Included in general and administrative expenses was a non-cash charge of $524,173, representing the value of common shares issued for services provided by consultants. Revenues increased from the prior year period as the Company did not begin full production, and thus sales, until the first quarter of 2007 nor did the Company have any revenues from the sale of fishing rods in the prior year The primary reason for the recognition of income in the prior period versus the net loss in the current period is the expiration of a number of the outstanding warrants which resulted in the recognition of significantly higher derivative income in the prior year versus the current year.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of March 31, 2008 of $441,208.  At June 30, 2007, we had a working capital deficiency of $668,410.  Despite this apparent turn-around in the working capital, our continuation as a going concern will require that we raise significant additional capital.

The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company. Absent continued issuances of common stock for services by our consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft or fishing product lines or market its products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance that such capital will be raised on terms acceptable to the Company and if this capital is raised, it may cause significant dilution to the Company’s stockholders.

On February 22, 2008, the Company borrowed $1,000,000 pursuant to a promissory note maturing on June 1, 2008 and bearing interest at an annual rate of 10%. Interim principal payments are due if certain contractual payments are received by the Company. No such payments had been received as of March 31, 2008. The Company also received $150,000 in proceeds from the sale of 50,000 shares of its common stock.

Recent Accounting Pronouncements

 See Note 1 "Recent Accounting Pronouncements" in the Notes to Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

Dividend Policy

The Company has not declared or paid any cash dividends on its common or preferred stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance the development and expansion of its business.  The Company is prohibited from paying dividends on common stock as long as there are any unpaid accrued dividends due to the Series B Preferred Convertible Stock shareholders. Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

Management believes that inflation has not had a material effect on its operations for the periods presented.

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $22,844,483 as of March 31, 2008. For the nine months ended March 31, 2008, our net loss was $1,629,257. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As discussed above, as of March 31, 2008, we have no employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects, in particular Dr. Nataliya Hearn and David Sindalovsky, who have played a key role in developing scandium technology for golf applications. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales of Element 21 fishing products that are only now entering the initial marketing phase. Although we believe our products and technologies will be commercially viable, these are new and untested products.  If markets for our products fail to develop further, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

Competition from traditional golf and fishing equipment providers may increase and we may not be able to adequately compete.

The market for golf and fishing equipment is highly competitive.  There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and also have greater name recognition and market presence.  These competitors could reduce their prices and thereby decrease the demand for our products and technologies.  We expect competition to intensify in the future, which could also result in price reductions, fewer customer and lower gross margins.

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

Although we currently believe that we will continue to be able to have access to sufficient amounts of scandium or scandium alloy at feasible prices, there is no assurance of this, and any failure to be able to obtain a sufficient supply of scandium at reasonable prices would have a material adverse effect on our business.

The large number of shares eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of the resale of the shares of common stock issuable upon conversion of our Series A Preferred Stock, Series B Preferred Stock and any outstanding convertible promissory notes and the exercise of outstanding warrants or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. The conversion of these securities into common stock will also result in substantial dilution of the interests of our current stockholders.

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

We have not declared dividends on our common stock since our incorporation and we have no present intention of paying dividends on our common stock. The Company is prohibited from paying dividends on common stock as long as there are any declared and unpaid accrued dividends due to the Series B Convertible Stock shareholders.

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

PART II - OTHER INFORMATION
Item 1  LEGAL PROCEEDINGS

None

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2008 the Company issued 551,828 shares of its common stock to consultants for services rendered by them and recorded related expense of $1,798,446   The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3  DEFAULT UPON SENIOR SECURITIES

None

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5  OTHER INFORMATION

None

Item 6  EXHIBITS

Exhibit No.	Exhibit Description

3.1
Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 24, 2006.

3.2
Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K dated August 3, 2006.

3.3
Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 3(i) to 3(iix9x1) to the Company’s Form 8-K dated June 18, 2007.

4.1	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 24, 2006.
4.2	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 24, 2006.
4.3	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated August 3, 2006.
4.4	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated August 3, 2006.
4.5	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 1, 2006.
4.6	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2006.
4.7	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2006.
4.8	Form of Warrant for Purchase of 5,882,400 Shares of Common Stock dated June 15, 2007, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 18, 2007.

10.01	Consulting Agreement with Nataliya Hearn dated as of January 4, 2008 filed as an exhibit 10.3 to the Company’s Form 10Q filed on February 14, 2008 and incorporated by reference herein
10.02	Consulting Agreement with David Sindalovsky dated as of September 15, 2007 filed as an exhibit 10.2 to the Company’s Form 10Q filed on February 14, 2008 and incorporated by reference herein
10.03	Consulting Agreement with John Grippo dated as of January 4, 2008 filed as an exhibit to the Company’s Form 10Q filed on February 14, 2008 and incorporated by reference herein
10.04
Common Stock Purchase Warrant agreement with Nataliya Hearn dated as of January 4, 2008 filed as an exhibit 10.1 to the Company’s Form 10Q filed on February 14, 2008 and incorporated by reference herein

10.05
Series A Convertible Preferred Stock Exchange Agreement and Acknowledgement dated as of February 22, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 24, 2006.

10.06
Element 21 Golf Company 2006 Equity Incentive Plan, incorporated herein by reference to Annex C to the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on April 7, 2006.

10.07
Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of November 30, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 3, 2006.

10.08
Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 18, 2007.

10.09	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007.
10.10	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10KSB dated June 21, 2007

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

May 15, 2008	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

May 15, 2008	By:	/s/ John Grippo
Chief Financial Officer