Form 10KSB
period 2008-06-30
ELEMENT 21 GOLF CO
filed 2008-09-29
CIK 797662

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Issuer’s revenues for its most recent fiscal year: June 30, 2008 = $1,841,370

As of September 21, 2008 there were approximately 1,037,549 shares of our common voting stock held by non-affiliates having a market value of approximately $726,000 on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of September 21, 2008, there were 7,480,984 shares of common stock of the Issuer outstanding.

Element 21 Golf Company

10-KSB for the Year Ended June 30, 2008

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

In September, 2002, we acquired 100% of the outstanding common stock of Element 21 Golf Company, a Delaware corporation (“Element 21”), in exchange for 2,123,621 restricted shares of our common stock (“the Acquisition”). We also converted options to acquire 321,600 shares of Element 21 common stock into options to acquire 321,600 shares of our common stock. This Acquisition was accounted for as a “reverse” acquisition using the purchase method of accounting, since the shareholders of Element 21 owned a majority of the outstanding stock of our Company immediately following the Acquisition. Following the Acquisition, we changed our name to Element 21 Golf Company.

 Element 21 was formed on September 18, 2002 to acquire partially-developed golf technology and to design, develop and bring to market golf club shafts and golf heads made from a patented scandium alloy exclusively licensed to the Company (the “E21 Alloy”). The active ingredient in the E21 Alloy is Scandium, which is element number 21 in the Periodic Table of Elements. E21 Alloy shafts are believed to exhibit properties that out-perform titanium with a higher strength-to-weight ratio of up to 25% and a specific density advantage of 55%. The E21 Alloy is lighter, stronger and more cost effective than titanium. This advanced metal technology was originally developed in the 1970’s in the former Soviet Union for military applications. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station.

In September, 2002, Element 21 acquired from Dr. Nataliya Hearn, our current Chief Executive Officer, and David Sindalovsky, a consultant to the Company (the “Assignors”), the exclusive right to use, produce and sell the E21 Alloy for golf club shafts and golf heads. Although these rights do not cover all mixes of scandium alloy, the Company believes that any scandium alloy outside the range of its patent-protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. Upon completion of the Acquisition, the previous officers and directors of the Company resigned.

The Company is commercializing scandium’s use in the golf industry with a line of golf shafts and clubs. During the past two years, the Company has developed an updated and improved product line using proprietary materials and production techniques, including drivers, irons, hybrids, shafts and golf bags.

In June, 2007 the Company began an expansion into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide patent license with Advanced Light Alloys Corporation (Advanced) by which Element 21 was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s patents. The Company is obligated to pay a 20% royalty based on the net selling price of all fishing products. Advanced is a Barbados corporation that is wholly owned by Mr. David Sindalovsky, the chief engineer and a consultant to the Company.

Element 21 currently has fully developed two sporting goods product lines: (1) Golf equipment and (2) Fishing products.

Recent Events

On April 25, 2008, in conjunction with a 1 for 20 reverse split of the Company’s common stock, the Company also changed its ticker symbol to ETGF.OB.

In May 2008, the Company signed a three year licensing agreement with Kanata Shaft Company, LLC (“Kanata”). The Company granted Kanata the exclusive right to market and distribute the Company’s golf shafts in the United States and Kanata agreed to purchase a minimum of $4,120,000 scandium shafts over the term of the contract.

During fiscal 2008, the Company terminated Bill Dey’s employment, the Company’s former COO. Concurrent with this development, the Company agreed to extend the expiration date of 300,000 warrants held by Mr. Dey until July 15, 2008. On June 24, 2008, Mr. Dey exercised 100,000 warrants and purchased a like number of shares, the remainder have since expired unexercised.

Golf Equipment

The Company has developed its second generation of golf clubs that further refines the application of Scandium metal alloy to the sport. Advances have been made in various aspects of the club head design and manufacturing processes.

The product line available for sale now includes shafts, drivers, irons and hybrid clubs as well as golf bags. All clubs have been approved by the USGA as conforming to the rules of golf.

With the introduction of its EMC2 Driver, the Company now believes it has a sufficiently broad line of products to enter mainstream competition at the retail level. The EMC2 Driver has been tested by independent laboratories and found to outperform the most popular drivers by a significant margin. In fact, in recent robotic testing, Element 21’s EMC² Scandium driver outperformed the top three selling Titanium drivers in the market place in both distance and accuracy. In off-center, heel and toe hits, EMC² recorded an average carry dispersion of 8 feet, beating the competition by an unprecedented 263%, 288% and 338%, respectively. During distance testing the longest drive of the day was 274 yards recorded by EMC², 29 yards longer than one of its competitors' longest drives.

In April, 2008, Element 21 Golf launched a national infomercial campaign promoting the revolutionary technology and performance of its line of cutting edge hybrids. The infomercial was hosted by multiple PGA Tour winner and commentator Roger Maltbie, renowned golf instructor Rick Smith, and former PGA Tour regular and TV host Frank Nobilo. The response to the infomercial was immediate. Sales of the Element 21 Hybrid clubs increased by over 750% in the month of April as a result of this brief but successful campaign.

In June 2008, Element 21 signed a multi-year agreement with Kanata Shaft Company LLC, in Ohio whereby Kanata has committed to aggregate orders of $4.1 million over its term, and gives Kanata exclusive rights to distribute Element 21 Scandium SC™ shafts in the USA.

Key retailers continue to include:
•	PGA Tour Super Stores - Georgia, Texas, Arizona and South Carolina
•	Golfers' Warehouse - Connecticut, Massachusetts and Rhode Island
•	Edwin Watts - Florida
•	Golfsmith - Texas and Online

The Golf Industry

As reported by Golf Datatech, the golf industry is a $60 billion market. Approximately $5.5 billion each year is spent on golf equipment, with roughly half of that coming from the key U.S. market. Metal woods alone account for $1 billion in annual sales.

The explosion of oversized clubs in 1992, titanium clubs in 1995, and multi-metal undersized clubs has proven that innovative designs and new materials promising improved performance are quickly embraced by the consumer and offer tremendous marketing advantages for the innovating companies. Companies such as Adams (with its patented Tight Lies® fairway woods grew from $2 million in sales to over $100 million between 1995 and 1997.

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

From a retail perspective, there are 2,000 golf-only stores as listed by The National Golf Foundation’s Directory of Golf Retailers: Off-Course Golf Retail Stores in the U.S. This does not include on-course stores for which The NGF has over 16,000 listed golf courses in the U.S. Additionally, there are a significant number of multi-line Sporting Goods stores such as Dick’s and Sport Authority that carry golf equipment.

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

•
Unique features of Scandium metal alloy that can be engineered to provide Element 21’s trademarked ShockBlok benefits, reduced vibration and a softer, more forgiving feel upon impact. This can translate into real world benefits in terms of reduced strain on the musculoskeletal system - a real concern of professional and avid amateur players.

•	55% reduced density and 25% specific strength advantage over titanium alloys.
•	Scandium is softer than titanium providing superior feel and workability for the player.
•	Scandium is lower in cost and easier to fabricate than titanium.
•	75% reduced density compared to stainless steel.
•	Significant cost and performance advantages over composite materials such as graphite.
•	Excellent Fatigue Resistance.
•	Weldable.
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

On average, based on the robotic testing conducted by the Golf Labs, San Diego and player testing, the Element 21 Scandium Alloy shaft registered substantially longer distance than any other shaft it tested against, in some cases by as much as 16 yards at identical swing speeds, using identical 6 iron heads for the test.

ShockBlokTM

Concurrent with the development of the overall shaft design, the Company has developed a shock absorbing system under the trademark ShockBlok which redirects shaft vibration back into the club head, generating an added energy kick for extra distance and reducing the amount of vibration transfer to the player's hands. Golfing has a negative effect on the body. High shock energy transferred by the steel shafts to the player’s hands during a round of golf creates fatigue. For frequent golfers, this can lead to stress injuries to a player’s hands, wrist, elbows or shoulders, much like ‘tennis elbow’. According to an analysis commissioned by a consultant to the Company, Dr. Howard Butler, along with two orthopedic physicians, during a typical round of golf, the extra energy transmitted to the hands of a golfer using steel shafts is 300% higher than Scandium shafts. Over the last 5 years of consumer and Tour player testing, the Company’s experience has shown that most users of its shafts would immediately notice the superior shock absorption and that Scandium also contributes to a measurably superior feel as compared with steel and graphite clubs.

The Company has completed the design and engineering process for a full line of clubs, from drivers to putters. Design improvements are being made to streamline mass production of the various golf components. Production models of these various clubs have now undergone testing and production tooling has been completed, and the products are currently in inventory.

Perhaps the most significant achievement in terms of business milestones is the Company’s recent introduction of its Scandium metal alloy driver. The new EMC driver utilizes a proprietary Multi-Material, Scandium Cup Face (MMSCF) technology, which capitalizes on the unique properties of Element 21's Scandium Alloy and maximizes the drivers Moment of Inertia (MOI). In June 2008, the USGA added the Element 21 Scandium driver to its list of the drivers that conform to the rules of golf, a critical component for success of the club.

In 2007, the Company introduced a new line of game improvement irons named EMC. The irons were featured in major golf publications, including Golf Digest Magazine naming Element 21 EMC Scandium Irons as “revolutionary”.

EMC hybrids are instantly recognizable much like their big brother driver, due to their unique design features that include a louvered effect on the crown plate of the club. This creates a corrugated effect providing additional strength to the club head design and allows more freedom to move weight to strategic points within the sole of the club head to improve distance and accuracy.

Raw Material Supply

The raw material that goes into the production of Scandium comes from scandium oxide, which has about 60% scandium metal content. Scandium oxide is used in the production of a “master alloy,” which is then added to nine other metals and other alloy ingredients to create a concentration of approximately 0.001% - 10.00 % scandium in the final alloy used in products. This is known as Scandium, which has the technical advantages needed for production of high performance equipment for sports, transportation, military and aerospace applications and is the subject of the Assignors’ patents.

Fishing Products

On June 21, 2007, Element 21 Golf Company entered into a non-exclusive, world-wide Patent License with Advanced Light Alloys Corporation aka ALA Corporation by which Advanced licensed Element 21 to make, use, and sell a line of fishing equipment utilizing certain of Advanced’s patents.

The Company hired fishing rod designer, Ken Whiting to bring his fishing rod designs to market. Mr. Whiting is responsible for the creation of several new rod lines to be marketed under the Element 21 Fishing brand as well as running the day to day operations of the new tackle division.

Mr. Whiting’s initial designs comprise the ‘carrot stick’ design in both casting and spinning rod variations. The CARROT STIX™ Casting Rod measures 6’9" with a parabolic action and is used for crankbaits, top water and spinner baits and jerk baits. The CARROT STIX™ Spinning Rod prototype is a 6'7" medium action spinning rod. Ideal for tubes, worms, grubs, and small crank baits, etc., this rod is also used for walleye fishing.

Today, Element 21’s CARROT STIX™ represents the latest in cutting edge technology. Nano level Cellulose Bio-Fibers are extracted from carrots, processed into a super high strength epoxy matrix and then this matrix is molded around a thin walled ultra high modulus graphite skeleton. When the two materials bond they create what we believe to be the finest rod blank ever made, unparalleled in is light weight, sensitivity, strength and performance.

Another first for CARROT STIX™ is that a Finite Element Analysis (FEA) program was used to design the blank. By using FEA, we have been able to identify and remove “Hot Spots”, or areas in the blanks that show a high propensity for breakage. This allows for the creation of a blank that is evenly stressed when loaded, thereby reducing its potential for failure. The blank is bonded to a fully exposed grip, for full contact with the rod. This set up is found on both spinning and casting models.

Each CARROT STIX™ is hand made using the highest quality components and meticulous attention to detail. The butts on each are also finished off with a removable anodized Scandium butt cap, providing easy access to the rod’s weight port and allowing for personalized balancing to your own individual specs. Add new Caxin Lite guides with TiCH inserts, frames and our “Maximum Exposure” split reel seats and you will have one of the finest competition rods ever built.

At the 2007 ICAST show, the Company won a trifecta of awards:
•	Best Freshwater Rod;
•	Best Saltwater Rod;
•	Overall Best Product In Show.

In addition to the original Carrot Stix™, the Company has developed the Boyd Duckett Classic Gold Professional Series Carrot Stix™ rod. Co-designed by Boyd Duckett, 37th Bassmaster Classic World Champion and our own Ken Whiting.

In the summer of 2008, Element 21 re-appeared at the 2008 ICast show with a full line of fishing rods, each developed with a nano-Bio-fiber technology blank. The original product line was developed with 15 separate SKUs and has now increased to 89 SKUs.

In early 2008, Element 21 engaged 3 of the industry’s Sales Representation Agencies (Dunkin and Lewis, Inc., Donaldson and Associates, Inc. and Tim Bailey and Associates, Inc.). Taken in combination with the company’s internal sales team, these sales groups began providing representation to the entire US (including Alaska and Hawaii) as well as all of Canada. As such, market demand was largely increased and in the 6 months of market penetration, Element 21 has recorded over $1.4 million dollars, in fishing rod sales.

The Company has also contracted with 2007 Bassmaster Classic Champion Boyd Duckett to endorse Element 21 Fishing equipment. Duckett will be involved in field testing all of Element 21's new rod lines, as well as providing technical assistance with other forms of advertising that Element 21 will be pursuing throughout the coming year. In addition, Duckett will act as pro staff manager and will be actively involved in the selection of Element 21’s pro staff. Our pro staffers currently include the following:

1)	Henry Wazczuk, with over 25 years on TV, and a media distributor across Canada and the USA, Henry is the host of the popular Fins and Skins, and Fishing the Flats series;
2)	Russ Lane - a widely recognized celebrity angler with media exposure on all major networks, Russ has achieved over ten Top 20 finishes in the industry’s most prestigious fishing competitions;
3)	Jeff Reynolds - a skilled angler with general celebrity status, Jeff has accomplished over twenty-five Top 20 finishes in his career;
4)	Peter Savoia, 2003 Canadian Classic Champion, and 2nd place winner of the 2007 Bass Pro Shops Lake Simcoe Open; and
5)
Gaspare Costabile - with several appearances of sports networks, such as TSN, WFN, FOX Sports South, SUN Sports, Sportsman’s Channel, MEN TV, and numerous Global National airings, Gaspare is the winner of the 1997 Canadian Open and 1996 Canadian Chevy Mariner Classic, 2nd place finishes in the Bass Pro Shops Lake Simcoe Open and 2004 B.A.S.S. Tour Lake Erie, and 3rd place laureate of the 2003 B.A.S.S. Tour Lake Erie championships.

The Company is presently in the processing of initiating production of the new rod SKUs.

Sales and Marketing

Our product development effort has provided the Company with several sales and marketing options. These options include the sale of shafts and components to other original equipment manufacturers (OEMs) and to custom club fitters, in addition to the sale of Drivers, irons and hybrids via traditional retail distribution channels. Technology Licensing -- limited licenses to off-shore golf component manufacturers, is another viable sales development strategy.

Currently, Scandium shafts are available to club makers and fabricators through the Professional Golf Management Company (“PGMC”) distribution channels and several catalogues and web sites, including high profile participants such as Golfsmith.

The retail sales team is making progress in developing traditional retail channels in North America, including high profile retail chains such as PGA Tour Super Stores, Golfers' Warehouse, Nevada Bob’s, and Edwin Watts. The Company anticipates that these efforts will accelerate with the addition of the EMC2 Driver to the product line,

As part of its sales initiative, the Company established a new call-in and customer service center, full assembly facilities, warehousing, and shipping and receiving capabilities. All business data generated is integrated into a comprehensive computerized tracking / database management solution. This integrated system provides access to key information specific to running large-scale operations tailored to our needs as a sports equipment company. The Company has created a very cost-effective solution that will be highly scalable in order to manage future growth.

 The Company has created promotional support to increase brand awareness and reinforce the unique nature of its proprietary Carrot Stix™ and Scandium Metal Alloy clubs and shafts. Items of support include the following:

1.
Endorsement Contracts in both Golf and Fishing, engaging some of the top names in each industry (Boyd Duckett, Russ Lane, Jeff Reynolds, Henry Wazczuk, Roger Maltbie, Rick, Smith, Frank Nobilo, among others)

2.
TV advertising through the airing of infomercials, Direct Response ad campaigns on the Golf Channel, fishing ads on several national networks as well as targeted fishing ads on the Outdoor Network and World Fishing Network, among others.

3.
TV programming with long-standing programs for both fishing and golf equipment. Such programs include Fins and Skins, Fishing the Flats, The Reel Road Trip, among others. These offerings will be expanded through the World Fishing Network in the coming season.

4.
Print - Professional Golf Association (“PGA”) Print Program: PGA Magazine (www.PGAmagazine.com), with a circulation of over 45,000 top PGA professionals in North America, featured a double page spread and Interactive CD-ROM insert in the June 2007 edition, which gave PGA professionals the opportunity to take part in the multi-level Stock Incentive Program, as part of the introduction of Element 21 Scandium golf equipment to the golf industry. Element 21 has decided to act upon the continued success of this campaign with PGA magazine for extensive print representation in publications (both printed and electronic) and in-person representation at all PGA sponsored/organized events. This program will take effect over the course of the next 12 months. In addition, Element 21’s Fishing division has published full page ads in many of the industry’s best known publications in both the United States and Canada.

5.
Email Campaigns: At several strategic points in the market cycle of each industry, Element 21 has undertaken a widespread email marketing campaign, sending recipients a listing of specials as well as product information for the company’s award winning lineup. These broadcasts are coupled with special landing pages to enhance the customers’ experience and provide them with more information.

6.
Golf Shot Around the World: The most successful endeavor was the launch of an Element 21 golf ball into orbit by Russian cosmonaut Mikhail Tyurin. On the eve of Thanksgiving, November 22nd, 2006, at approximately 7:57 pm EST, Mikhail Tyurin successfully hit a golf ball off of the orbiting International Space Station, 220 miles above the earth, using an Element 21 gold-plated 5 iron. Billed as the world’s longest drive, the golf ball continues to orbit earth.

The world’s longest drive garnered incredible attention around the world, generating millions of website hits worldwide, widespread television coverage and editorial coverage in over 100 major newspapers and magazines. Interest was particularly high within the golf industry, and was extremely successful in raising the Company’s profile.

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

7.
Demo Days: The Company participated in roughly 3 dozen demo days in the early part of the 2007 season. These demo days were held at large retail outlets such as Nevada Bob’s and PGA Tour Superstores, and important green grass (on course PGA shops) locations across the nation, as well as very successful participation at the Orlando PGA show, the premier PGA golf equipment event of the year. The Demo Day campaign has continued into 2008 with excellent results. The program has provided golfers around the country the chance to test the cutting edge Element 21 product and feel the difference for themselves.

8.
Consumer Product Test promotion: This past season, consumers were given the opportunity to test the performance of Element 21’s scandium metal alloy clubs by purchasing an Element 21 6 iron at an introductory price of only $59.95 plus shipping and handling. The $59.95 price tag came with a money back guarantee, or could be used towards a purchase of the complete EMC[2] set of irons.

9.
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

The result is that Element 21 shafted clubs are now being played on all three men's Professional Golf Tours. Several players on the Nationwide, PGA and Champions Tours have requested that their clubs be fitted with Element 21 Scandium Alloy shafts since the beginning of the 2007 season. Included in this mix are a 3-time US Ryder Cup Team Member and former US Ryder Cup Team Captain, and an 11-time winner on the PGA Tour, with 97 career Top 10 Finishes to his credit. One of the top ten ranked players in the world has also switched to Element 21's Scandium shafts. This player ranks high up on the PGA money list, and is one of the most recognizable names in golf. As of August 2008, he had a total of 74 PGA tour Top 3 finishes, including three major championships. He also has amassed over $60 million in PGA Tour winnings during his illustrious career.

Operations and Management

Element 21 is currently preparing to make an official name change from Element 21 Golf Company to Element 21 Sports. The new name is meant to reflect the multi-divisional nature of the company and its activities as well as allow for future product and industry expansion.

Through strategic relationships the Company has been able to create vertical integration, which includes material sourcing, alloying, and proprietary manufacturing paths for production of semi-finished and finished golf components, engineering, design, and sales.

The licensed manufacturing partners of the Company include:
1.	Yunan Aluminum, which is in the business of manufacturing precision tubing for outdoor recreation and sporting markets;
2.	OT-A Golf, which is one of the largest golf club manufacturers in the world, specializing in high end golf clubs, manufacturer for the top end OEMs such as Nike; and
3.
Sino, manufacturer of OEM golf equipment specializing in golf clubs manufactured under license for some of the leading brand names in golf. Pursuant to the Company’s exclusive manufacturing agreement with its manufacturing partners, the Company provides the raw materials from which the manufacturers are trained and educated to produce the scandium line of clubs under the Element 21 brand name.

In order to sustain and better service the great demand for its products, Element 21 utilizes the services of Professional Marketing Associates (PMA), a fulfillment warehouse based in Arizona. To that end, the company transferred its entire inventory to this location where it has set up specialized computer systems that track all transactions. This system further allows to company to measure trends and align future projections and development.

In conjunction with moving fulfillment services to PMA, Element 21 has setup a partnership through which PMA undertakes all of its club assembly. Scandium technology is cutting-edge and requires special treatment and training. To that end, the company has expended resources to ensure that a suitable and quality-assured assembly facility is available for its products.

To handle the interest Element 21 products have received, the company has setup a partnership with Professional Golf Telesales (PGT), a call centre in Ohio specifically dedicated to the sales and marketing of golf and fishing products. All infomercial and direct response television campaigns are routed to this professional and well-trained center. Data links have been created linking Element 21, PGT, and PMA to produce maximum communication and efficiency.

In addition, the company has re-developed its e-commerce website, providing greater functionality and automatic verifications. As such, customers can now log on to the Element 21 Sports website (www.e21sports.com) and purchase equipment through the online store with security assured and hassle eliminated. All Element 21 internet sales orders are automatically linked to the shipping warehouse and are shipped from the warehouse within 48 hours of approved payment.

To date, the Company is operating with three full time employees and a number of strategic consultants. The combination of key employees and consulting staff significantly reduces overhead and is advantageous because it allows the Company to avoid having large marketing, administrative and development organizations in order to be responsive to fluctuations in the marketplace that have plagued other start-up golf companies. Our consultants include:

▪	Nataliya Hearn, PhD, is the company’s Chief Executive Officer and President, and is based in Toronto, Canada, overseeing the Company’s financing, operations, and engineering.

▪
John Grippo, who was appointed as the Company’s Chief Financial Officer in March, 2006, has over 15 years experience as a CFO for public and private companies ranging in size up to $250 million in annual revenues.

▪	Michael McDevitt, VP of Sales, was brought on in 2006. Mr. McDevitt has over 18 years of sales, marketing, operations and customer service experience in the sporting industry.

▪
Ken Whiting, Senior Vice President of Product Development, is a fishing rod designer in the industry today. He has designed fishing products and is now devoting his time to the Element 21 Carrot Stix™ product line.

Corporate Finance

During the latest fiscal year, one investor and one former officer exercised warrants, the investor for $150,000 and the officer for $100,000, for a total of $250,000 resulting in the issuance of 150,000 common shares. In June 30, 2008, the Company also consummated a sale of 70,000 shares of common stock to an existing investor for $200,000.

The Company borrowed $1,000,000 from an existing investor in February, 2008 under a term loan agreement. The loan was unsecured with annual interest of 10%. The loan was repaid in May, 2008 and a new loan of $825,000 was extended to the Company under the same terms.

The Board of Directors approved a contract for Dr. Nataliya Hearn, PHD., President. Under the terms of this contract, Dr. Hearn has the option of cash compensation of $15,000 or the equivalent of $20,000 in common stock warrants per month. Dr. Hearn has a three year contract that expires December 31, 2010. In addition, she receives a bonus of 100,000 options each year priced at $1.60 per share in 2008 and 2009 and $3.20 per share in 2010 on January 1 of each year. During fiscal 2008, Dr. Hearn elected not to take any cash compensation, only non-cash in the form of warrants. The Board of Directors also approved a contract for Mr. David Sindalovsky, Chief Engineer. Under the terms of the agreement, Mr. Sindalovsky is compensated 200,000 common shares per year. Mr. Sindalovsky has a one year contract that expires September 15, 2009. In addition, the Board of Directors approved a contract for Mr. John Grippo, Chief Financial Officer. Under the terms of this contract, Mr. Grippo receives cash compensation of $4,500 plus the equivalent of $7,500 in restricted common stock per month. Mr. Grippo’s contract expires December 31, 2009.

On April 1, 2008, the Company agreed to settle all obligations due to Dr. Bruce Reeves, Assuretec Systems, Inc., Assuretec Holdings, Inc., Robertson Financial Advisors, LLC and RT Robertson Consultants, Inc. The Company issued 100,000 common shares with a fair value of $240,000 in return for full settlement.

Status of Any Publicly Announced New Product or Service

The Company’s website, at www.e21sports.com , contains its press releases and financial reports as well as independent test results of the Company’s shafts and rods against the leading high-performance products in the world. For additional information or earlier press releases go to any website’s financial bulletin board for Element 21 Golf Company (OTCBB ETGF).

Competitive Business Conditions

The Company’s competitors include all major manufacturers of golf clubs, shafts and related equipment, as well as fishing tackle manufacturers. Many of these competitors currently have greater resources, marketing capabilities and name recognition. However, the Company believes that it would be impossible for a competitor to use scandium alloys in golf club or nano-Bio-fiber technology in fishing rods production without infringing on the US patents exclusively licensed to Element 21. The marketing and branding of Scandium and Carrot Stix™ has also received a high volume of world-wide media coverage.

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

On June 21, 2007, the Company entered into a non-exclusive, world-wide patent license with Advanced Light Alloys Corporation (Advanced) by which Element 21 was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s patents. The Company is obligated to pay a 20% royalty based on the net selling price of all fishing products. Advanced is a Barbados corporation that is wholly owned by Mr. David Sindalovsky, the chief engineer and a consultant to the Company.

Research and Development

During the fiscal years ended 2008 and 2007 there were no research and development costs incurred by the Company. To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs.

Effects of Existing or Probable Governmental Regulations

Penny Stock

Our common stock is considered “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission (“SEC”). Penny stocks are stocks:
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

ITEM 2. DESCRIPTION OF PROPERTY
The Company’s offices are located at 200 Queens Quay East, Unit #1, Toronto, Canada. The space is leased from Queens Quay Investments, Inc. pursuant to a three year lease ending in April, 2009. The lease calls for monthly payments of $1,927 plus GST for finished offices measuring a total of approximately 1,927 square feet.

In order to have a presence in the US, the Company also shares office space in Jersey City, New Jersey for which it pays $250 per month in rent under a month to month agreement.

The Company’s inventory is currently managed by Professional Marketing Associates “PMA”), located in Tempe Arizona. PMA provides complete assembly facilities, warehousing, and shipping and receiving capabilities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, our property is not the subject of a pending legal proceeding and to the knowledge of our management, and no proceedings are presently contemplated against us by any federal, state or local governmental agency.

Further, to the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There has never been any established trading market for our shares of common stock and there is no assurance that a trading market will develop. Our common stock is presently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) of the National Association of Securities Dealers under the symbol “ETGF” as reflected below. No assurance can be given that any market for our common stock will develop in the future or be maintained. If an established trading market ever develops in the future, the sale of our common stock pursuant to Rule 144 of the Securities and Exchange Commission, or otherwise, by members of our management or others may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during each of the last two fiscal years and the most recent interim quarter is shown below. Prices shown in the table below (reflective of the 1 for 20 reverse split effective April 25, 2008) represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2007
First Quarter	$4.00	$3.20
Second Quarter	$5.00	$3.40
Third Quarter	$4.00	$3.20
Fourth Quarter	$3.80	$2.80
Fiscal Year Ended June 30, 2008
First Quarter	$5.00	$2.40
Second Quarter	$4.40	$3.00
Third Quarter	$3.40	$2.40
Fourth Quarter	$3.00	$1.40

Interim Period Ended September 21, 2008	$1.20	$0.60

Holders

The number of record holders of our common stock as of September 21, 2008 was approximately 1969.

Dividends and Stock Splits

At a Special Meeting of the Company’s stockholders on May 8, 2006, the stockholders approved a resolution unanimously adopted by the Board of Directors to authorize a series of 19 separate amendments to the Company's Certificate of Incorporation in order to effect a reverse stock split of the outstanding shares of the Company's common stock at each ratio of a minimum of 1 for 2, a maximum of 1 for 20, and at a ratio equal to 1 for each whole number between 2 and 20. The Board of Directors was thereby given the discretion to unilaterally determine an appropriate stock split ratio within a range of 1 for 2 and 1 for 20 and to give effect to the corresponding amendment of the Company's Certificate of Incorporation which effects such stock split and to abandon each other amendment adopted relating to the reverse stock split. On April 25, 2008, a reverse split of 1 for 20 was effected and all share and per share data reflected in this Annual Report has been retroactively restated to reflect this reverse stock split.

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

Recent Sales of Unregistered Securities

  In February 2006, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at a price of $0.20 as part of the Company's repayment of outstanding indebtedness to a creditor of the company. The warrants vested immediately and are exercisable for a three year period from the date of issuance.

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. Each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock entitling the investor to invest an amount equal to the investor’s investment in the Notes in additional shares of the Company's common stock subject to certain price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. During the year ended June 30, 2007, notes totaling $75,000 plus accrued interest of $7,500 were converted into 24,265 shares of common stock and two $20,000 notes and all related warrants were cancelled and the proceeds returned to the investors. $225,000 of the notes matured and was paid, along with the requisite accrued interest of 10% per annum and the original one year warrants expired without being exercised. The remaining $200,000 of notes was extended to July 15, 2007, including the rights to convert the note and the one year warrant. Shortly before June 30, 2007, the holder of this note gave up all his warrants in return for early repayment of the note.

Between May 5 and June 29, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 16 individual investors (the “$623,000 Notes”). Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock entitling the investor to invest an amount equal to 150% of the investor’s investment in the Notes in additional shares of the Company's common stock subject to certain price adjustments. The Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. During the year ended June 30, 2007, notes totaling $300,000 in principal plus $30,000 in accrued interest were converted into 110,000 shares of common stock. During the month of July, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $180,000 to 6 additional investors. The terms of the notes and warrants are identical to the $623,000 Notes.

In February 2006 the Company issued an aggregate of 2,113,556 shares of newly designated Series A Convertible Preferred Stock in order to settle outstanding debts owed to officers and consultants of the Company (a portion of which were unpaid consulting fees) in the aggregate amount of $2,113,556. The shares of Series A Convertible Preferred Stock are convertible at the option of the holder at any time after issuance. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the original issue price of shares of Series A Convertible Preferred Stock, or $1.00, divided by the conversion price which is equal to $5.10 and is subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to fifty votes.

On July 31, 2006, the Company sold an aggregate of 117,646 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued warrants to purchase an aggregate of 882,353 shares of common stock for an aggregate purchase price of $2,000,000. The Company paid 15% commissions to Futon Investment Ltd. in connection with its issuance of shares of Series B Preferred Stock and the accompanying warrants. The shares of Series B Preferred Stock are convertible into shares of Common Stock at the election of the Purchasers. Each share of Series B Preferred Stock is initially convertible into 5 shares of Common Stock, with such conversion ratio subject to adjustment in the event of dilutive issuances, stock splits, combinations, certain dividends and distributions, and mergers, reorganizations or other similar recapitalization events. The warrants may be exercised in whole or in part for shares of Common Stock upon payment by the Purchasers of the applicable exercise price in cash prior to the expiration of the warrants on January 31, 2009. On November 30, 2007 the Company sold an aggregate of 117,646 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and issued warrants to purchase an aggregate of 882,353 shares of common stock for an aggregate purchase price of $2,000,000. The terms of the Series B Preferred Stock and the warrants were identical to the sale on July 31, 2006.

Between June 5, 2007 and June 10, 2007, the Company entered into Subscription Agreements with four individuals, each of whom is an accredited investor, pursuant to which the Company agreed to sell an aggregate of 117,824 shares of the Company’s common stock, par value $0.20 per share. The price per share under the Subscription Agreements is $3.40. Each Investor also received a warrant to purchase shares of the Company’s common stock in an amount up to the number of shares purchased. The exercise price of each warrant is $3.80 and expires on May 31, 2008. The Company has granted the investors piggyback registration rights (subject to certain limitations).
On June 15, 2007, the Company consummated a $2,000,000 equity financing by entering into two Series B Preferred Stock Subscription Agreements (each a “Series B Subscription Agreement” and collectively the “Series B Subscription Agreements”) with each of Vladamir Goryunov and Clearline Capital, LLC (each a “Purchaser” and collectively, the “Purchasers”). Each Series B Subscription Agreement provides for the sale by the Company to the applicable Purchaser 58,824 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), and warrants to purchase an aggregate of 294,120 shares of the Company’s Common Stock, $.01 par value per share, in exchange for and in consideration of an aggregate investment by each of the Purchasers of $1 million in cash.

All of the above securities issuances were made upon reliance on the exemption from the Securities Act registration requirements contained in Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column )*

Equity compensation plans approved by security holders	0		N/A		N/A
Equity compensation plans not approved by security holders	1,025,342	$1.36	1,025,342	$0.68	1,020,000
Total	1,025,342	$1.36	1,025,342	$0.68	1,020,000

* At September 21, 2008

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Through July 2007, the Company was able to secure funding from several sources in the aggregate amount of approximately $7 million. These financings allowed the Company to develop distribution channels for its products. The Company has established a sales structure with internal and field sales representatives, who manage current sales and have been actively building the foundation of sales and distribution systems for the Company’s products. To date, for its golf products, the Company has introduced them through retailers, green grass (on course PGA shops) sales, golf shows, catalogue sales, web-sales, and PGMC and their shaft distribution sale channels The Company needs to increase consumer awareness of the scandium advantages in golf, in order to increase the demand for its sales. In order to accomplish these goals, the Company has entered a number of endorsement contracts and completed the production of an infomercial featuring the Company’s hybrid clubs which began airing on the Golf Channel in early summer, 2008. The Company launched its fishing line in December, 2007 and has experienced significant initial demand for this product. The first fishing product developed was focused on various freshwater specialty rods and the Company currently intends to expand that line as well as venturing into saltwater rods in fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

During fiscal year 2008, we had $1,841,370 in revenues as compared to $228,599 in revenues during fiscal year 2007. The increase in revenues was primarily a result of the launch of the fishing line in fiscal year 2008. During fiscal year 2008, our costs of sales were $1,478,968 compared to $191,628 for the prior year. During fiscal year 2008, our general and administrative costs were $5,610,015. These general and administrative costs primarily consist of marketing costs, including trade shows, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity, and consulting fees which was satisfied primarily through the issuance of our common stock. During fiscal 2007, general and administrative expenses aggregated $7,127,430 and consisted primarily of similar expenses. The decrease in general and administrative expenses in fiscal 2008 from 2007 was primarily due to the reduction in the number of consultants utilized by the company as well as a decrease in the stock price for those consultants paid in common shares. Additionally, the marketing costs associated with the launch of the golf ball into the Earth’s orbit in November 2006, and print media advertising in various golf magazines significantly increased the Company’s marketing expenses in fiscal 2007, which expenses were not incurred in fiscal year 2008. Net loss for fiscal 2008 was $2,855,341 ($0.44 per share) as compared to a net loss of $4,002,650 ($0.73 per share before the effect of the preferred stock dividend) for fiscal 2007. The decrease in the net loss is largely attributable to the increased gross margin from increased revenue, lower selling, general and administrative expenses and a decrease in the amount of interest expense related to the term loans issued in 2006 and 2007 offset by lower non-cash derivative income adjustments in 2008 related to lower stock prices and expiring warrants.

Liquidity and Capital Resources

From our inception through the end of fiscal year 2008, our primary source of funds has been the proceeds from private offerings of our common stock and advances from Dr. Hearn, other consultants, related parties and loans from stockholders.   The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any element of its plans. The failure to achieve these plans will have a material adverse effect on our Company’s financial position, results of operations and ability to continue as a going concern. As noted in our auditor’s report dated September 29, 2008, there is substantial doubt about our Company’s ability to continue as a going concern.

During fiscal 2008, we utilized $1,477,309 in cash for our operations compared to having utilized $3,994,796 for operations in fiscal 2007. The decrease was due primarily to lowered spending on sales and marketing as well as the derivative liability revaluation. For fiscal 2008, funds generated from financing sources aggregated $575,406 compared to $5,556,519 generated in fiscal 2007. During fiscal 2008, the Company received $450,000 from the sale of common stock and warrants, and a net amount of $825,000 in proceeds from a short-term loan, while repaying $475,000 in convertible notes, versus receiving $6,000,000, $400,600 and $180,000, respectively, in fiscal 2007 from the issuance of preferred stock, common stock and convertible notes offset by repayments of $493,000 in convertible notes. The Company incurred $78,673 in fixed asset purchases in fiscal 2008 compared to $73,764 in fiscal 2007.

Recent Accounting Pronouncements affecting the Company

In October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. Our adoption of SFAS 157 is not expected to have a material impact on our results of operations or financial position.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Our adoption of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Our adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Shared-Based Payments (FAS 123(R)). Under FAS 123(R), compensation cost is calculated on the date of the grant using the Black Scholes-Merton option-pricing formula. The compensation expense is then amortized over the vesting period. The Company uses the Black-Scholes-Merton option-pricing formula in determining the fair value of the Company’s options at the grant date and applies judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. The Company’s estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation or income tax expense, which could have a material impact on the Company’s financial position and results of operations.

Allowance for Doubtful Accounts:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would be charged against earnings.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  The most significant tax assets are available net operating loss carryforwards. .  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.  Significant management judgment is required to determine our provision for income taxes and the recoverability of the deferred tax asset.  It is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, a valuation allowance may need to be established which could result in a tax provision equal to the carrying value of the deferred tax assets.

Property and Equipment

We record property and equipment at cost and depreciate that cost over the estimated useful life of the asset on a straight-line basis. Ordinary maintenance and repairs are expensed as incurred and improvements that significantly increase the useful life of property and equipment are capitalized.

We test property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are deemed to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on the projected net cash flows discounted at a rate commensurate with the risk of the assets.

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $24,070,567 as of June 30, 2008 and negative working capital of $960,821. For the year ended June 30, 2008, our net loss was $2,855,341. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

We have only three employees and our success is dependent on our ability to retain and attract consultants to operate our business and there is no assurance that we can do so.

As discussed earlier, as of June 30, 2008, we have three employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects, in particular Dr. Hearn and David Sindalovsky, who have played a key role in developing scandium technology for golf applications. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

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

ITEM 7 FINANCIAL STATEMENTS

The Consolidated Financial Statements and schedules that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company and its subsidiary in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective..

Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report from our registered independent public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation pursuant to temporary rules of the SEC that permits the Company to provide only management’s report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal year ended June 30, 2008, all of whom are consultants to the Company and not employees, and the period or periods during which each such director or executive officer has served in his or her respective positions.

Name	Age	Position with the Company	Date of Election or Designation
Nataliya Hearn, Ph.D.	41	Chairman, President, CEO and Director	October 4, 2002
John Grippo	52	CFO	March 1, 2006
Sergei Bedzouik,Ph.D	51	Director	Jan 20, 2007
Mary Bryan	56	Director	March 15, 2007
Benton Wilcoxon	58	Director	June 22, 2007

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

Benton Wilcoxon – Director
Mr. Wilcoxon specializes in the business development, structuring and commercialization of advanced technologies, new materials and processes. He is Chairman and Chief Executive Officer of Composite Technology Corporation, an Irvine, CA public company that develops, manufactures and sells high performance electrical transmission and renewable energy generation products. Mr. Wilcoxon is a Director and Chief Technology Consultant of Magnesium Alloy Corporation, a Canadian company, with cost-effective Russian and Ukrainian magnesium processing technologies. He was also one of the founders of Ashurst Technology Corporation in 1991, and was instrumental in bringing Scandium alloys to Western markets.

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

Code of Ethics

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company and due to the fact that the Company operates primarily through strategic consultants. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

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

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Years of Periods Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards $	Option/ SAR’s #	LTIP Payouts $	All Other Compensation
Nataliya Hearn, PhD,	06/30/08	249,942	498,644	0	0	0	0	0
President, CEO and	06/30/07	255,592	0	0	0	0	0	0
Director (1)	06/30/06	122,945	0	0	0	0	0	0

Jim Morin, Treasurer and	06/30/08	0	0	0	0	0	0	0
Secretary (2)	06/30/07	0	0	0	0	0	0	0
	06/30/06	125,000	0	0	0	0	0	0

John Grippo, Chief	06/30/08	144,000	0	0	0	0	0	0
Financial Officer (3)	06/30/07	141,250	0	0	0	0	0	0
	06/30/06	122,945	0	0	0	0	0	0

Bill Dey, Chief	06/30/08	247,607	0	0	0	0	0	0
Operating Officer (4)	06/30/07	469,431	0	0	0	0	0	0
	06/30/06	250,617	0	0	0	0	0	0

David Sindalovsky	06/30/08	585,647	0	0	0	0	0	0
Consultant (5)	06/30/07	730,110	0	0	0	0	0	0
	06/30/06	556,258	0	0	0	0	0	0

(1)
Nataliya Hearn serves as the CEO and President of the Company. In 2008, the Company granted Dr. Hearn options to purchase 200,000 common shares at a purchase price of $1.60 per share. Ms. Hearn began serving as an executive officer of the Company on October 4, 2002. Beginning January 1, 2006, at Ms. Hearn’s election, she may opt to receive monthly either $15,000 cash compensation or $20,000 in warrants at a purchase price of $0.20 per share. Ms. Hearn earned $0, $45,000 and $0 in cash compensation for the years ended June 30, 2006, 2007 and 2008, respectively. Ms Hearn received 30,822, 56,233 and 122,117 warrants at a purchase price of $0.20 per share valued at $122,945, $185,592 and $249,942 for the years ended June 30, 2006, 2007 and 2008, respectively, and 30,304 warrants at a purchase price of $0.20 per share earned between June 30, 2008 and the issue date of this Form 10KSB.

(2)
Mr. Morin resigned as an officer of the Company on July 31, 2006. Mr. Morin received 125,000 shares Series A Convertible Preferred Stock of the Company valued at $1 per share in exchange for services rendered to the Company.

(3)
Mr. Grippo was hired as an executive officer on March 1, 2006. Mr. Grippo earned $15,000, $43,500 and $54,000 in cash and $46,875, $97,750 and $90,000 in restricted stock for the years ended June 30, 2006, 2007 and 2008, respectively.

(4)
Mr. Dey served as the Company’s Chief Operating Officer from January 2006 until his termination in November 2007. Mr. Dey was granted 200,000 and 100,000 warrants at purchase prices of $1.00 and $1.60, respectively. The total value of these warrants is $649,156 and was partially amortized over Mr. Dey’s employment period.

(5)
Mr. Sindalovsky was hired as an outside consultant for material sourcing, manufacturing, engineering and the Company’s relationship with strategic partners in Asia and Russia. Mr. Sindalovsky was granted 100,000, 200,000 and 200,000 in restricted shares of common stock for the years ended June 30, 2006, 2007 and 2008, respectively and 100,000 warrants at a purchase price of $1.60 per share vesting immediately and expiring in four years during the year ended June 30, 2006.

Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the years ended June 30, 2008, or 2007, or the period ending on the date of this Annual Report. Further, except as indicated above, no member of our Company’s management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Termination of Employment and Change of Control Arrangement

Except for the Company’s Agreements with Dr. Hearn and Mr. Grippo, copies of which are attached hereto as Exhibits 10.8 and 10.9, respectively,, as well as the employment agreement with Mr. Sindalovsky (as described earlier), there are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s consulting relationship with our Company or our subsidiaries, or any change in control of our Company, or a change in the person’s responsibilities following a change in control of our Company.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AD RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners.

All tables as of September 21, 2008.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(3)
Common Stock, par value $0.01 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	1,617,652	(1)	15.5%
	Vladimir Goryunov Alderstasse 31 Zurich 8008,Switzerland	1,700,152	(2)	16.3%

Series A Convertible Preferred Stock, par value $0.001 per share	Nataliya Hearn(4)	1,221,910		58%
	ASA Commerce 1/2 Bolshaya Polyanka Unit 12 Moscow	891,646		42%

Series B Convertible Preferred Stock, par value $0.10 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	117,648		40%
	Vladimir Goryunov Alderstasse 31, Zurich 8008,Switzerland	176,471		60%

(1)
Includes 735,239 shares of Common Stock upon the exercise of 735,295 outstanding warrants held by the holder. Includes 588,239 shares of Common Stock issuable upon the conversion of the 117,648 shares of Series B Convertible Preferred Stock held by the holder. Includes 294,118 shares of Common Stock.

(2)
Includes 735,239 shares of Common Stock upon the exercise of 735,295 outstanding warrants held by the holder. Includes 882,357 shares of Common Stock issuable upon the conversion of the 176,471 shares of Series B Convertible Preferred Stock held by the holder. Includes 82,500 shares of Common Stock.

(3)
Calculated based on 7,480,984 of Common Stock outstanding as of September 20, 2008 plus an aggregate of 2,941,186 shares of Common Stock issuable to Clearline Capital LLC and Vladimir Goryunov as described above.

(4)	Address is c/o Element 21 Golf Company, 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

 (b) Security Ownership of Management. Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (3)
Common Stock, par value $0.01 per share	Nataliya Hearn, Ph.D., President, Chief Executive Officer and Director (2)	928,209	(1)	11.3%
	John Grippo Chief Financial Officer (2)	87,605		1.1%
	Mary Bryan Director (2)	4,234		* %
	Dr. Sergey Bedziouk Director (2)	17,500		* %
	Benton Wilcoxon Director (2)	0		0%
All Officers, Directors as a Group (5 Persons)		1,037,549		12.6%

(1)   Includes 239,590 shares of Common Stock issuable upon the conversion of 1,221,910 shares of Series A Convertible Preferred Stock held by the holder. Includes 439,476 shares of Common Stock issuable upon the exercise of 439,476 warrants granted. Includes 50,000 shares issuable upon exercise of 50,000 warrants received in settlement of debt.

(2)   Address is c/o Element 21 Golf Company, 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

(3) Calculated based on 7,480,984 shares of Common Stock outstanding as of September 21, 2008 plus an aggregate of 729,066 shares of Common Stock issuable upon the exercise of granted warrants and the conversion of outstanding shares of Series A Convertible Preferred Stock as described above.

*   Less than 1%.

Changes in Control

Two stockholders, Clearline Capital LLC and Vladimir Goryunov, as a group, beneficially own over 29% of our common stock. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price. In addition, the holders of the Series B Convertible Preferred Stock have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000.

Currently, no known change of control is anticipated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Transactions with Management and Others

During the year ended June 30, 2008 the Company incurred a royalty expense of $240,531 for the sale of fishing equipment. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced Light Alloys Corporation, a Barbados corporation that is wholly-owned by David Sindalovsky, a consultant to the Company. The Company is obligated to pay Mr. Sindalovsky a minimum of $100,000 in royalties for fishing product for the period June 1, 2007 to May 31, 2008. The Company has not paid any royalties to date to Advance Light Alloys Corporation.

The Company purchased $760,294 in inventory from VM Midday, Inc., a company owned by the spouse of John Grippo, the Company’s Chief Financial Officer. VM Midday, Inc. earned $4,300 in fees from providing this service. See also Note 3(c).

ITEM 13 EXHIBITS

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

3(ii)(1)	Amended and Restated Bylaws of the Company, incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, File No. 33-43976 filed on November 14, 1991.

3(ii)(2)
Certificate of Amendment to the Certificate of Incorporation of the Company to effectuate a 1 for 20 reverse stock split of the Company’s issued and outstanding shares of common stock, incorporated herein by reference to the Company’s  Form 8-K dated April 24, 2008.

4.1	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 24, 2006.

4.2	Element 21 Golf Company 10% Convertible Promissory Note issued to Oleg Muzyrya , incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated February 24, 2006.

4.3	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 24, 2006.

4.4	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 23, 2006.

4.5	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 23, 2006.

4.6	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated August 3, 2006.

4.7	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated August 3, 2006.

4.8	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 1, 2006.

4.9	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2006.

4.10	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2006.

4.11	Form of Warrant for Purchase of 5,882,400 Shares of Common Stock dated June 15, 2007, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 18, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Lazar Levine and Felix LLP (“LLF”) is the Company’s independent auditors. Audit and review fees for the years ended June 30, 2008 and 2007 aggregated $104,000and $83,010, respectively. LLF was hired effective October 27, 2004.

Audit-Related Fees

For the years ended June 30, 2008 and 2007, the Company was billed $0 and $0, respectively, for fees related to a registration statement.

Tax Fees

For the years ended June 30, 2008 and 2007, LLF did not provide any tax services.

All Other Fees

For the years ended June 30, 2008 and 2007, the Company was not billed for products and services other than those described above.

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

ELEMENT 21 GOLF COMPANY

Date: September 29, 2008	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Chairperson

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: September 29, 2008	By:	/s/Nataliya Hearn
Nataliya Hearn, Ph.D.
President, Chief Executive Officer and Chairperson

Date: September 29, 2008	By:	/s/ Serguei Bedziouk
Serguei Bedziouk
Director

Date: September 29, 2008	By:	/s/ Mary Bryan
Mary Bryan
Director

Date: September 29, 2008	By:	/s/ Benton Wilcoxon
Benton Wilcoxon
Director

Date: September 29, 2008	By	/s/ John Grippo
John Grippo
Chief Financial Officer

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY

Page F - 1

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Element 21 Golf Company
Toronto, Canada

We have audited the accompanying consolidated balance sheets of Element 21 Golf Company and subsidiary, (the “Company”) as of June 30, 2008 and 2007 and the consolidated statements of operations, shareholders’ deficit and cash flows for the two years in the period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Element 21 Golf Company and subsidiary as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

LAZAR LEVINE & FELIX LLP

New York, New York
September 29, 2008

Page F - 2

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND 2007

	2008	2007
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$770,602	$1,751,178
Accounts receivable - net of allowance for doubtful accounts of $42,000 and $15,000 at June 30, 2008 and 2007, respectively	471,006	123,155
Inventories	1,556,788	921,820
Prepaid expenses and other current assets	46,615	158,147
TOTAL CURRENT ASSETS	2,845,011	2,954,300

FIXED ASSETS – NET	101,255	244,234

TOTAL ASSETS	$2,946,266	$3,198,534

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -

CURRENT LIABILITIES:
Accounts payable	$945,230	$271,008
Accrued expenses – compensation	1,857,598	473,391
Deferred revenue	60,720	17,300
Current loan payable – shareholder	825,000	-
Convertible notes	-	475,000
Derivative liability	117,284	2,386,011
TOTAL CURRENT LIABILITIES	3,805,832	3,622,710

LONG-TERM LIABILITIES:
Accounts payable - related parties	242,076	482,076
Loans and advances – officer	110,412	95,006
TOTAL LONG-TERM LIABILITIES	352,488	577,082

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding	2,114	2,114
Series B Convertible Preferred stock, $.10 par value, authorized 353,000 shares, 294,126 and 352,946 shares issued and outstanding at June 30, 2008 and 2007, respectively	29,413	35,295
Common stock, $.01 par value; 300,000,000 shares authorized, 7,256,088 and 5,944,996 shares issued and outstanding at June 30, 2008 and 2007, respectively	72,561	59,450
Additional paid-in capital	22,754,425	20,117,109
Accumulated deficit	(24,070,567)	(21,215,226)
TOTAL SHAREHOLDERS’ DEFICIT	(1,212,054)	(1,001,258)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,946,266	$3,198,534

See notes to consolidated financial statements.

Page F - 3

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Year Ended June 30,
	2008	2007

REVENUES	$1,841,370	$228,599

COSTS OF SALES	1,478,968	191,628

GROSS PROFIT	362,402	36,971

GENERAL AND ADMINISTRATIVE EXPENSES	5,610,015	7,127,430

LOSS FROM OPERATIONS	(5,247,613)	(7,090,459)

OTHER INCOME (EXPENSE):
Interest expense	(34,315)	(1,299,290)
Derivative income	2,411,711	4,250,442
Interest income and other income (expense), net	14,876	136,657
	2,392,272	3,087,809

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,855,341)	(4,002,650)

Provision for income taxes	-	-

NET LOSS	(2,855,341)	(4,002,650)

Accretion of preferred stock dividend	-	(4,167,256)

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,855,341)	$(8,169,906)

Basic and diluted weighted average shares	6,445,582	5,514,743

Basic and diluted loss per share	$(0.44)	$(1.48)

See notes to consolidated financial statements.

Page F - 4

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, June 30, 2006	$2,114	$-	4,982,391	$49,824	$14,400,447	$(17,212,576)	$(2,760,191)
Sale of Preferred shares	-	35,295	-	-	5,964,705	-	6,000,000
Deemed dividend	-	-	-	-	(4,167,256)	-	(4,167,256)
Expenses related to sale of Preferred shares	-	-	-	-	(500,000)	-	(500,000)
Issuance of common stock for converted Bridge loans including interest	-	-	134,265	1,343	411,157	-	412,500
Beneficial conversion feature of Bridge I loan	-	-	-	-	73,678	-	73,678
Unamortized loan discount	-	-	-	-	(290,625)	-	(290,625)
Sale of unregistered shares	-	-	117,824	1,178	399,422	-	400,600
Issuance of common stock for services	-	-	710,516	7,105	2,573,423	-	2,580,528
Compensatory warrants	-	-	-	-	1,252,158	-	1,252,158
Net loss	-	-	-	-	-	(4,002,650)	(4,002,650)
Balance, June 30, 2007	2,114	35,295	5,944,996	59,450	20,117,109	(21,215,226)	(1,001,258)
Exercise of warrants	-	-	150,000	1,500	248,500	-	250,000
Conversion of debt to common stock	-	-	100,000	1,000	239,000	-	240,000
Conversion of Preferred B shares to Common Stock	-	(5,882)	294,118	2,941	2,941	-	-
Issuance of common stock for services	-	-	696,974	6,970	1,947,575	-	1,954,545
Sale of common stock	-	-	70,000	700	199,300	-	200,000
Net loss	-	-	-	-	-	(2,855,341)	(2,855,341)
Balance June 30, 2008	$2,114	$29,413	7,256,088	$72,561	$22,754,425	$(24,070,567)	$(1,212,054)

See notes to consolidated financial statements.

Page F - 5

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,855,341)	$(4,002,650)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Compensatory common stock	2,582,355	1,971,840
Compensatory warrants	789,400	1,252,158
Interest	-	1,050,930
Bad debt provision	27,000	15,000
Depreciation and amortization	221,651	340,060
Amortization of debt discount	-	523,794
Excess derivative liability (income) expense	(2,288,227)	(4,250,442)
Changes in:	-	-
Accounts receivable	(374,851)	(126,161)
Inventories	(634,968)	(793,438)
Prepaid expenses and other current assets	111,532	(140,240)
Accounts payable	575,730	674,222
Accrued expenses	352,240	(579,934)
Accrued interest	(27,250)	52,765
Deferred revenue	43,420	17,300
Net cash (used in) operating activities	(1,477,309)	(3,994,796)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(78,673)	(73,764)
Net cash (used in) investing activities	(78,673)	(73,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(224,594)	(9,156)
Proceeds from exercise of warrants and sale of common stock	450,000	400,600
Proceeds from convertible debt	-	180,000
Proceeds from short-term loans	1,825,000	-
Repayments of short-term loans	(1,000,000)	-
(Repayment) of convertible debt	(475,000)	(493,000)
Expenses related to sale of preferred shares	-	(500,000)
Proceeds from sale of preferred shares	-	6,000,000
Loan proceeds from (repayments to) shareholders	-	(21,925)
Net cash provided from financing activities	575,406	5,556,519

NET (DECREASE) INCREASE IN CASH	(980,576)	1,487,959

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,751,178	263,219

CASH AND CASH EQUIVALENTS, END OF YEAR	$770,602	$1,751,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$26,786	$88,311
Income taxes paid	$-	$-
Issuance of stock to settle accrued expenses – related party	$465,947	$606,688
Conversion of debt and accrued interest to common stock	$240,000	$412,500
Compensatory stock and warrants	$3,371,754	$3,223,998
Preferred stock dividend	$-	$4,167,256
Beneficial conversion feature on converted notes	$-	$73,678
Loan discount on converted notes	$-	$290,625

See notes to consolidated financial statements.

Page F - 6

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Basis of Presentation:

In September of 2002, BRL Holdings, Inc. (“BRL”) acquired Element 21 Technologies, Inc. (“Technologies”) under an Amended and Restated Agreement (the “Agreement”) wherein BRL issued 106,181 shares of its common stock to shareholders of Technologies and assumed Technologies’ obligations under option agreements allowing for the purchase of 16,080 additional shares of common stock. Technologies was a development stage company formed to design, develop and market Element 21 alloy golf clubs. This acquisition was accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Technologies assumed control immediately following the acquisition.

In October 2003, BRL Holdings, Inc. changed its name to Element 21 Golf Company (the “Company”).

Upon the closing of the Technologies acquisition, as discussed above, the Company reported as a development stage enterprise effective September 17, 2002. During fiscal year 2005, the Company commenced active operations and began reporting revenues during the last quarter of the year

In May 2007, the Board of Directors adopted resolutions approving an amendment and a majority of shareholders also approved amending the Company’s Certificate of Incorporation to increase the number of authorized shares of capital stock to 300,000,000 shares of common stock and 5,000,000 shares of preferred stock.

On April 25, 2008, the Company effected a 1 for 20 reverse stock split. All share and per share amounts in this report have been retroactively restated to reflect the 1 for 20 reverse split.

(b)      Going Concern:

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s subsidiary is inactive and is not expected to produce revenues or generate cash. During the last quarter of fiscal year 2005, the Company commenced sales of its products and has begun generating revenues. However, as of June 30, 2008, the Company continues to have negative working capital of $960,821, an accumulated deficit of $24,070,567, a total shareholders’ deficit of $1,212,054 and for the year ended June 30, 2008 incurred a net loss of $2,855,341, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary (Element 21 Golf Company - Canada). All significant inter-company accounts and transactions have been eliminated.

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

Page F - 7

 ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and derivative instruments. The carrying value of all instruments approximates their fair value, due to their short-term nature.

(f)	Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(g)	Inventories:

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market and are comprised as follows:

	2008	2007
Finished goods	$943,485	$681,387
Components	613,303	240,433
Total	$1,556,788	$921,820

(h)	Accounts Receivable and Bad Debts:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on a review of the current status of trade receivables. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts may change.

(i)	Fixed Assets and Depreciation:

Fixed assets are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are expensed as incurred. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Leasehold improvements are amortized over the lesser of its economic life or the term of the respective lease. The estimated useful lives are as follows:

Furniture and fixtures	5 years
Transportation equipment	5 years
Computer equipment	3 years
Office equipment	5 years
Tools and dies	2 years
Leasehold improvements	3 years

(j)	Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Revenues from product sales are recognized when title passes to customers, which is when goods are shipped. Cash received from product shipped to third-party sales representatives where title has not passed to a customer is reflected as deferred revenue.

Page F - 8

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

(m)	Net Loss Per Common Share:

The following weighted average shares were used for the computation of basic and diluted loss per share:

	For the years ended June 30,
	2008	2007
Basic	6,445,582	5,514,743
Diluted	6,445,582	5,514,743

Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the years ended June 30, 2008 and 2007 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the diluted per share computation since their effect was anti-dilutive.

	For the years ended June 30,
	2008	2007
Stock options	160	640
Warrants	2,483,581	3,778,612
Preferred stock	1,885,016	2,179,133

(n)	Advertising costs:

Advertising costs are recognized when incurred. For the years ended June 20, 2008 and 2007, advertising costs were approximately $235,000 and $163,000, respectively.

Page F - 9

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(o)	Recent Accounting Pronouncements Affecting the Company:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” , which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. Our adoption of SFAS 157 is not expected to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159 is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this Statement in fiscal year 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

In December 2007, the FASB issued SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Our adoption of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Our adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position.

Page F - 10

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 2 -          FIXED ASSETS:

Fixed assets consist of the following:

	2008	2007
Furniture and fixtures	$22,523	$10,184
Transportation equipment	18,126	-
Computer equipment	20,215	18,720
Tools and dies	739,628	694,113
Leasehold improvements	28,326	27,128
Office equipment	6,600	6,600
	835,418	756,745
Less: accumulated depreciation and amortization	734,163	512,511
	$101,255	$244,234

Depreciation expense for the fiscal 2008 and 2007 years aggregated $221,651 and $340,060, respectively.

NOTE 3 -          RELATED PARTY TRANSACTIONS:

(a)	Accounts Payable - Related Parties:

On April 1, 2008, the Company agreed to settle all obligations due to Dr. Bruce Reeves, Assuretec Systems, Inc., Assuretec Holdings, Inc., Robertson Financial Advisors, LLC and RT Robertson Consultants, Inc. These obligations related to services rendered prior to June 30, 2005. The Company issued 100,000 common shares with a fair value of $240,000 in return for full settlement of any and all liabilities. The $242,076 balance outstanding at June 30, 2008 are due to former officers of the Company from advances made or services provided with no formal repayment terms.

(b)	Loans and Advances - Officer:

Loans and advances received from an officer is on a non-interest bearing basis and the officer has agreed to not demand payment during the next fiscal year.

(c)	Accounts payable:

Included in accounts payable as of June 30, 2008 and 2007 is approximately $44,000 and $0, respectively, due to an officer and shareholder Also included in accounts payable as of June 30, 2008 and 2007 is $535,596 and $0, respectively, owed to a company owned by the spouse of the Company’s Chief Financial Officer for inventory purchases.

(d)	Accrued expenses:

Included in accrued expenses as of June 30, 2008 and 2007 is approximately $1,476,000 and $398,000, respectively, of compensation accrued for our officers and related parties. Substantially all of this liability is due to be paid in Company common stock. Also included in accrued expenses as of June 30, 2008 is $240,531 for royalties that is due to Advanced Light Alloys Corporation, a Barbados corporation that is wholly owned by David Sindalovsky, a consultant to the Company.

(d)	Current loan payable – shareholder:

In February 7, 2008, a shareholder made a loan to the Company of $1 million in the form of an unsecured promissory note with stated interest of 10%; such note was paid in full, including interest of $25,000, on May 27, 2008. The Company entered into a new unsecured promissory note of $825,000 on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008. The loan agreement contains default provisions.

Page F - 11

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 4 -          CONVERTIBLE NOTES:

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. With respect to notes totaling $340,000 (the “$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the Notes at an exercise price to be determined based on a twenty day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (the “Equity Financing”) completed within 12 months. With respect to one note for $200,000 (the “$200,000 Note”), the investor received 3,529,413 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and the remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants are exercisable at an exercise price which is fixed at $3.40 per share. All of these warrants are subject to certain anti-dilution price adjustments. The $340,000 Notes and the $200,000 Note mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. All the notes and interest are convertible, at the option of the investor, into shares of Company’s Common Stock under the same terms and conditions as the warrants.

During the year ended June 30, 2007, two notes totaling $75,000 (and $7,500 in related accrued interest) were converted into 485,294 shares of common stock. As a result, the Company charged the remaining balance of $40,625 of unamortized discount to the notes to additional paid-in capital. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included piggy back registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration terms by approximately seven months. As a result of the extension of the warrant expiration date, the Company recorded an additional $122,215 in derivative expense in fiscal 2007. In addition, two $20,000 notes were cancelled during the year ended June 30, 2007 and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest. During the year ended June 30, 2007, the remaining $225,000 face value of the $340,000 Notes matured and was paid, along with the requisite accrued interest of 10% per annum, and the original one year warrants had expired without being exercised. In January 2007 the $200,000 Note matured, however, the holder requested, and the Company granted a six month extension to exercise the conversion of the one year warrants and the note. The Company granted the extension of the maturity date on the note to July 15, 2007 without interest. In June 2007, the holder requested an early payment of the note and in return agreed to the cancellation of all the warrants, to which the Company agreed effective immediately. The Company terminated the related warrants in June 2007 and recorded the termination as derivative income. In July 2007, subsequent to the balance sheet date the Company paid the $200,000 Note and accrued interest of $20,000.

As of June 30, 2008, all of the remaining unexpired warrants (three year) related to the $340,000 Notes financing that were not converted were revalued and the liability was adjusted to approximately $22,000. The terms of the warrants issued for the $340,000 Notes resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of June 30, 2008 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 2.05% and volatility of 65.22%. Volatility is based upon the historical volatility of the Company’s stock price.

As of June 30, 2008, the warrants related to the $75,000 of converted notes were revalued and the liability was adjusted to approximately $2,000. As of June 30, 2008 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return ranging from 1.45% to 2.30% and volatility of 65.22% (range in rates of return is due to the terms of the remaining warrants). Volatility is based upon the historical volatility of the Company’s stock price.

Page F - 12

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 4 -           CONVERTIBLE NOTES (Continued):

Bridge II Financing:

Between May 5 and June 30, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 16 individual investors (the “$623,000 Notes”). Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock up to 150% of the investor’s initial investment in the $623,000 Notes at an exercise price equal to the lesser of (i) $3.50, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of exercise. All of these warrants are subject to certain anti-dilution price adjustments. The $623,000 Notes mature one year after issuance and accrue interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes and interest are convertible, at the option of the investor, into shares of the Company’s Common Stock under the same terms and conditions as the warrants.
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

The conversion option and the warrants with respect to the Bridge II Financing ($180,000 Notes) were initially valued at a combined approximate amount of $178,400, which has been recorded as a discount to the convertible notes with a corresponding credit to a derivative liability. The discount is being accreted on a straight-line basis over the maturity period of the notes. The liabilities for the conversion option on the notes and the warrants were adjusted to zero as of June 30, 2008 as the conversion option of the notes and the warrant stock purchase option expired.
During the year ended June 30, 2007, notes totaling $300,000 (principal) plus $30,000 in accrued interest of the Bridge II financing $623,000 Notes, were converted into 110,000 shares of common stock. As a result of the conversion, the Company charged additional paid-in capital for $250,000 as the remaining unamortized discount on the notes and reversed derivative expense of approximately $150,700 related to the conversion option. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration term by approximately three months. As a result of the extension of the warrant expiration date and setting of the conversion rate, the Company recorded an additional derivative expense of approximately $42,600 in fiscal 2007.

As of June 30, 2008, as all of the remaining Bridge II financing warrants issued had expired and the derivative liability was adjusted to zero.

Page F - 13

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 5 -           PREFERRED SHARES:

Series A Convertible Preferred Stock:

In February 2006, the Company issued a total of 2,113,556 shares of newly designated Series A Convertible Preferred Stock in order to settle outstanding debts owed to officers and consultants of the Company (a portion of which were for unpaid consulting fees) in the aggregate amount of $2,113,556. The shares of Series A Convertible Preferred Stock are convertible at the option of the holder, at any time after issuance. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the Original Issue Price of shares of Series A Convertible Preferred Stock, or $1.00, by the Conversion Price which is initially equal to $5.10 and is subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to one thousand votes.

Series B Convertible Preferred Stock:

On July 31, 2006 (the “Initial Closing Date”), the Company agreed to a $4 million equity financing by entering into two Series B Convertible Preferred Stock Subscription Agreements (each a “Subscription Agreement” and collectively the “Subscription Agreements”) with two investors (each a “Purchaser” and collectively, the “Purchasers”). Each Subscription Agreement provides for the sale by the Company to the applicable Purchaser of 117,648 shares of the Company’s Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B1 Preferred Stock”), and warrants to purchase an aggregate of 882,353 shares of the Company’s common stock, in exchange for and in consideration of an aggregate investment by each Purchaser of $2 million in cash (each Purchaser’s “Investment Amount”), which amount is to be invested by each Purchaser in two equal $1 million installments, the first of which occurred on the Initial Closing Date and the second of which occurred on November 30, 2006 (the “Subsequent Closing Date”).

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

On the Initial Closing Date, the Company granted each Purchaser (i) one warrant to purchase 187,500 shares of common stock at an exercise price of $4.40 per share in the event the warrant is exercised on or prior to July 31, 2007, and $5.60 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one warrant to purchase 253,677 shares of common stock at an exercise price of $5.60 per share (each an “Initial Warrant”, and collectively, the “Initial Warrants”). On the Subsequent Closing Date, the Company granted each Purchaser (i) one additional warrant to purchase 187,500 shares of common stock at an exercise price of $4.40 per share in the event the warrant is exercised on or prior to July 31, 2007, which increases to $5.60 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one additional warrant to purchase 253,677 shares of common stock at an exercise price of $5.60 per share (each a “Subsequent Warrant”, collectively, the “Subsequent Warrants” and collectively with the Initial Warrants, the “Warrants”). The Warrants expire on January 31, 2009. The exercise prices of the Warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The terms of the Initial Warrants and the Subsequent Warrants are identical.

Page F - 14

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 5 -          PREFERRED SHARES (Continued):

Series B Convertible Preferred Stock (Continued):

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

On the Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Additional Series B Preferred Stock and warrants (the terms of which are identical to the Series B Convertible Preferred Stock described above) to purchase an aggregate of 294,120 shares of Common Stock. The Company granted each Purchaser one warrant to purchase 294,120 shares of common stock at an exercise price of $3.80 per share. The Warrants expired on May 31, 2008. The exercise prices of the warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted.

The Company has evaluated the Series B Preferred Stock to determine if there are any embedded derivatives and determined that the Series B Preferred Stock is more akin to equity than debt as it is not redeemable and carries voting rights. As such the Series B Preferred Stock is considered perpetual and the option to convert into shares of Company’s Common Stock is clearly and closely related to the host contract i.e. Series B Preferred Stock and therefore need not be separated. The warrants associated with the issuance of the Series B Preferred Stock have been determined to be a liability due to the tainting feature of the warrants issued with Bridge I and Bridge II Financings. The warrant issuance has been valued at $3,879 as of June 30, 2008 using the Black Scholes method. The value of the warrants had been recorded as a dividend with a corresponding discount to the Series B Preferred. The Series B Preferred Stock is evaluated further under EITF 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) and EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”) to determine if there is any beneficial conversion feature associated with the conversion. The Company calculated the beneficial conversion to be zero as the conversion price equaled or exceeded the stock price on the date of the agreement.

The Series B Preferred Stock has a conditional 4% dividend attached. The Company has no obligation to pay a dividend except in certain circumstances. The conditional dividend obligation only accrues on the anniversary of each issuance whether the Board of Directors declares a dividend payment or not. The Preferred Stock dividend has a priority over junior equity issuances upon the occurrence of a liquidating event. Additionally, no dividends may be paid to holders of common stock unless all cumulative Preferred Stock dividends have been paid. As of June 30, 2008, the accrual of dividends based on the anniversary date totaled $200,000. If dividends were instead earned based on the accrual date of June 30, 2008 versus the anniversary dates, then an additional $86,667 in dividends would have been earned in the year ended June 30, 2008. In addition, the holders of the Series B Convertible Preferred Stock have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000.

In January, 2008, the Company received a request from a Series B Preferred Stock shareholder to convert 58,823 shares to 294,118 common shares. The effective date of the conversion was January 31, 2008.

Page F - 15

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 6 -          SHAREHOLDERS’ EQUITY/STOCK OPTION PLANS:

During fiscal 2007, the Company issued 710,516 shares of common stock for consulting and legal services and in settlement of liabilities. The value recorded was based on the market price at the time of issuance and aggregated $2,580,528.

During fiscal 2008, the Company issued 696,974 shares of its common stock to various consultants for marketing and investor relations services provided. Such shares were valued at the market price as of the date of issuance, aggregating $1,954,545.

During the latest fiscal year, one investor and one former officer exercised warrants, the investor for $150,000 and the officer for $100,000, for a total of $250,000 and 150,000 common shares. In addition, , the Company consummated a sale of 70,000 shares of common stock to an investor for $200,000.

In February 2006, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock at a price of $0.20 as part of the Company’s repayment of outstanding indebtedness to a creditor of the company. The warrant vested immediately and is exercisable for a three year period from the date of issuance. As of June 30, 2008, the warrant was revalued and the derivative liability was adjusted to approximately $66,000. As of June 30, 2008 the Company revalued the warrant under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrant, as the case may be; no dividends; a risk free rate of return of 2.05% and volatility of 65.22%.

As of June 30, 2008 there are two stock option plans in effect; the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan). There are no stock options outstanding under the Option Plan. No stock options have been granted under either the Director’s Plan or the Option Plan since 2002. The Directors' Plan allows for the grant of options to purchase up to 12,500 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant. Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates. The Company has not granted any options under either of these plans during the two years ended June 30, 2008.

The following table summarizes information about stock options outstanding, all of which were granted under the Directors’ Plan and are exercisable:

Outstanding as of June 30, 2006	640
Granted	-
Expired	(480)
Outstanding as of June 30, 2007	160
Granted	-
Expired	-
Outstanding and exercisable as of June 30, 2008	160

Exercise prices of the outstanding options are as follows:

Exercise Prices	Number of Options
$25.00	80
$12.50	80
160

In addition to the Director’s Plan options, during 1996 the Company issued 400 non plan options with an exercise price of $22.60 which expired on December 31, 2007.

Page F - 16

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 7 -          INCOME TAXES:

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the years ended June 30, 2008 and 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2008 and June 30, 2007.

The tax years 1996 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As of June 30, 2008 the Company has federal net operating loss carryforwards of approximately $15.8 million available to offset taxable income through the year 2028. As the Company is based in Canada, there are no material state net operating loss carryforwards.

The Company has now filed all of its outstanding federal and state tax returns for all tax years through June 30, 2006 but has not yet filed its returns for the year ended June 30, 2007. Management intends to cure this deficiency as soon as possible and expects there will be no federal tax liability (based on continued losses) for this delinquent year. Deferred tax assets and liabilities consist of the following as of June 30:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$5,500,000	$4,500,000
Less valuation allowance	(5,500,000)	(4,500,000)
Net deferred tax asset	$-	$-

The approximate $971,000 and $1,361,000 income tax benefit for the years ended June 30, 2008 and 2007, respectively, have been offset by a corresponding deferred tax asset valuation allowance increase.  Accordingly, no provision (benefit) from income taxes has been reported in the consolidated statement of operations for the years ended June 30, 2008 and 2007

NOTE 8 -          COMMITMENTS:

(a)	Operating Lease:

In April 2006, the Company entered into a three-year lease for office space in Toronto, Canada, with a monthly payment of $1,927 plus applicable taxes. Rent expense (including taxes) for the years ended June 30, 2008 and 2007 aggregated $43,494 and $39,461, respectively. In addition, the Company rents office space on a month to month basis in New Jersey for which it pays $250 per month. Future annual minimum lease payments, including taxes, are as follows:

Fiscal 2009	$33,745

Page F - 17

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 8 -          COMMITMENTS (Continued):

(b)	Royalty agreement:

On June 21, 2007, the Company signed a licensing agreement with Advanced Light Alloys Corporation for the licensing of scandium patents for fishing equipment applications. The Company has agreed to pay a 20% royalty on the net sales derived from fishing related products. The minimum annual royalty amount due under this agreement is $100,000. The agreement expires coterminous with the patent expirations, which expire June 2014. The agreement may be terminated by the Company in May of each year. See also Note 9.

(c)	Employment contracts:

The Board of Directors approved a contract for Dr. Nataliya Hearn, PHD., President. Under the terms of this contract, Dr. Hearn has the option of cash compensation of $15,000 or the equivalent of $20,000 in common stock warrants per month. Dr. Hearn has a three year contract that expires December 31, 2010. In addition, she receives a bonus of 100,000 options each year priced at $1.60 per share in 2008 and 2009 and $3.20 per share in 2010 on January 1 of each year. During fiscal 2008, Dr. Hearn elected not to take any cash compensation, only non-cash in the form of warrants. The Board of Directors approved a contract for Mr. David Sindalovsky, Chief Engineer. Under the terms of the agreement, Mr. Sindalovsky is compensated 200,000 common shares per year. Mr. Sindalovsky has a one year contract that expires September 15, 2009. The Board of Directors also approved a contract for Mr. John Grippo, Chief Financial Officer. Under the terms of this contract, Mr. Grippo receives cash compensation of $4,500 plus the equivalent of $7,500 in common stock per month. Mr. Grippo’s contract expires December 31, 2009.

NOTE 9 -          RELATED PARTY TRANSACTIONS:

During the year ended June 30, 2008 the Company incurred a royalty expense of $240,531 for the sale of fishing equipment. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced Light Alloys Corporation, a Barbados corporation that is wholly-owned by David Sindalovsky, a consultant to the Company. The Company has not paid any royalties to date to Advance Light Alloys Corporation. See also Notes 3(d) and 8(b).

The Company purchased $760,294 in inventory from VM Midday, Inc., a company owned by the spouse of John Grippo, the Company’s Chief Financial Officer. VM Midday, Inc. earned $4,300 in fees from providing this service. See also Note 3(c).

NOTE 10 -         MAJOR CUSTOMERS AND SUPPLIERS:

For the fiscal year ended June 30, 2008, the Company purchased approximately 56% of its inventory purchases from two vendors. The accounts payable to these vendors aggregated approximately $544,000 as of June 30, 2008.

For the fiscal year ended June 30, 2007, the Company purchased approximately 87 % of its inventory purchases from two vendors. The accounts payable to these vendors aggregated approximately $4,000 as of June 30, 2007.

For the fiscal year ended June 30, 2008, the Company had approximately 34% of its revenues from two customers. The accounts receivable from these customers aggregated approximately $264,000 as of June 30, 2008.

For the fiscal year ended June 30, 2007, the Company had approximately 41% of its revenues from three customers. The accounts receivable from these customers aggregated approximately $28,000 as of June 30, 2007

NOTE 11 -         SUBSEQUENT EVENT:

In September, 2008, the Company filed a Registration Statement on Form S-8 for 1.5 million common shares to be issued to consultants and employees.

Page F - 18