Form 10-Q
period 2008-09-30
ELEMENT 21 GOLF CO
filed 2008-11-14
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

416-362-2121
Registrant’s telephone number, including area code

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No   ☒

APPLICABLE ONLY ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
Yes  ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 7,871,136 shares of common stock, par value $.01 per share as of November 12, 2008.

Element 21 Golf Company and Subsidiary

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$255,615	$770,602
Accounts receivable - net of allowance for doubtful accounts of $42,000	356,719	471,006
Inventories	1,353,488	1,556,788
Prepaid expenses and other current assets	60,957	46,615
TOTAL CURRENT ASSETS	2,026,779	2,845,011

FIXED ASSETS - NET	82,288	101,255

TOTAL ASSETS	$2,109,067	$2,946,266

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -

CURRENT LIABILITIES:
Accounts payable	$347,309	$945,230
Royalty payable	318,146	240,524
Accrued expenses - compensation	1,787,399	1,617,074
Deferred revenue	1,950	60,720
Loan payable - shareholder	825,000	825,000
Derivative liability	56,577	117,284
TOTAL CURRENT LIABILITIES	3,336,381	3,805,832

LONG-TERM LIABILITIES:
Accounts payable - related parties	242,076	242,076
Loans and advances - officer	141,525	110,412
TOTAL LONG-TERM LIABILITIES	383,601	352,488

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	—	—
Series A Convertible Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding	2,114	2,114
Series B Convertible Preferred stock, $.10 par value, authorized 353,000 shares, 294,126 shares issued and outstanding	29,413	29,413
Common stock, $.01 par value; 300,000,000 shares authorized, 7,489,984, and 7,256,088 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	74,900	72,561
Additional paid-in capital	22,992,031	22,754,425
Accumulated deficit	(24,709,373)	(24,070,567)
TOTAL SHAREHOLDERS’ DEFICIT	(1,610,915)	(1,212,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,109,067	$2,946,266

See notes to consolidated financial statements

ELEMENT 21 GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

	2008	2007
REVENUES	$555,256	$131,131

COSTS OF SALES	349,722	59,543

GROSS PROFIT	205,534	71,588

GENERAL AND ADMINISTRATIVE EXPENSES	885,698	939,261

LOSS FROM OPERATIONS	(680,164)	(867,673)

OTHER INCOME (EXPENSE)
Interest income	1,446	1,280
Interest expense	(20,795)	—
Derivative income (expense)	60,707	(647,267)
	41,358	(645,987)

LOSS BEFORE PROVISION FOR INCOME TAXES	(638,806)	(1,513,660)

Provision for income taxes	—	—

NET LOSS	$(638,806)	$(1,513,660)

Basic and diluted loss per share	$(0.09)	$(0.25)

Basic and diluted weighted average shares outstanding	7,224,771	6,004,138

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(638,806)	$(1,513,660)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	317,601	183,577
Depreciation and amortization	18,967	92,044
Derivative liability expense (income)	(60,707)	647,267
Changes in:
Accounts receivable	114,287	43,021
Inventories	203,300	(93,662)
Prepaid expenses and other current assets	(5,342)	(228,970)
Accounts payable and accrued expenses	(457,425)	464,144
Accrued interest	20,795	(46,750)
Deferred revenue	(58,770)	(17,300)
Net cash (used in) operating activities	(546,100)	(470,289)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	—	(38,147)
Net cash (used in) investing activities	—	(38,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances received from officer	31,113	45,315
Net proceeds from (repayments of) bridge loans	—	(475,000)
Net cash (used in) provided from financing activities	31,113	(429,685)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(514,987)	(938,121)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	770,602	1,751,178

CASH AND CASH EQUIVALENTS, END OF PERIOD	$255,615	$813,057

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$46,750
Taxes paid	$—	$—
Issuance of stock for services rendered and/or to be rendered	$239,945	$387,870

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  NATURE OF BUSINESS AND OPERATIONS

Element 21 Golf Company and subsidiary (the “Company” and or “Element 21”) designs, develops and markets Scandium alloy golf and fishing products.  The first products manufactured using the Company’s proprietary technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006.

In June, 2007 the Company expanded into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide patent license with Advanced Light Alloys Corporation (Advanced) by which Element 21 was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s patents (see Note 8 - Related Party Transactions).

The Company is subject to a number of risks similar to those of other companies in the early stages of operations.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful marketing of its products and the potential need to obtain adequate additional financing necessary to fund future operations.

NOTE 2  BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements contained in this report are unaudited but, in the opinion of Management, reflect all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the condensed consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On April 25, 2008, the Company effected a 1 for 20 reverse stock split. All share and per share amounts in this report have been retroactively restated to reflect the 1 for 20 reverse split.

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market and are comprised as follows:

	September 30, 2008	June 30, 2008
Finished goods	$711,782	$943,485
Components	641,706	613,303
Total	$1,353,488	$1,556,788

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February, 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective July 1, 2008, did not have an impact on the Company’s financial position and results of operations. The Company is currently evaluating the impact of adoption of this statement in its non-financial assets and liabilities..

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159 did not have a material impact on our results of operations or financial position.

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

NOTE 4  GOING CONCERN

These interim financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has only recently begun generating revenues.  Even with the generation of revenues from the sale of golf and fishing products now being produced and sold, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:

	Quarter Ended September 30, 2008	Year Ended June 30, 2008
Negative working capital	$(1,309,602)	$(960.821)
Net loss	$(638,806)	$(2,855,341)
Accumulated deficit	$(24,709,373)	$(24,070,567)

As shown in the accompanying financial statements, during the three months ended September 30, 2008 the Company incurred a net loss of $638,806 and cash utilized by operations during this period was $546,100. For the fiscal year ended June 30, 2008, the Company realized a net loss of $2,855,341 and utilized cash of $1,477,309 from operations.

These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the Element 21 Technologies golf development business, the Company has depended on advances and consulting services from consultants engaged by the Company as well as prior financings.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4  GOING CONCERN (Continued)

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

NOTE 5  RELATED PARTY ADVANCES AND LOANS PAYABLE

During the three month period ended September 30, 2008, a certain officer advanced a net amount of $31,113 to the Company.  The officer will not require repayment of the $141,525 loans and advances balance at September 30, 2008 within the next 12 months.

In February 7, 2008, a shareholder made a loan to the Company of $1 million in the form of an unsecured promissory note with stated interest of 10%; such note was paid in full, including interest of $25,000, on May 27, 2008. The Company entered into a new unsecured promissory note of $825,000 on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008. The loan agreement contains default provisions and the Company went into default; however, subsequent to the balance sheet date, the Company has negotiated an extension of the repayment date until February, 2009.

NOTE 6  (LOSS) PER SHARE

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

For the three months ended September 30, 2008 and 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at September 30, 2008 and 2007 have been excluded from the diluted loss per share computations:

	September 30, 2008	September 30, 2007
Warrants	2,565,939	3,553,664
Convertible Preferred Stock	1,885,016	2,179,133
Stock Options	160	160

NOTE 7  SHAREHOLDER’S EQUITY

During the three months ended September 30, 2008 the Company issued 233,896 shares of its common stock to consultants for services rendered and to be rendered by them for an aggregate value of $239,945 based on the market price of the shares at time of issuance.

In February 2006, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock at a price of $0.20 as part of the Company’s repayment of outstanding indebtedness to a creditor of the Company. The warrant vested immediately and is exercisable for a three year period from the date of issuance. As of September 30, 2008, the warrant was revalued and the derivative liability was adjusted to approximately $25,000. As of September 30, 2008 the Company revalued the warrant under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrant, as the case may be; no dividends; a risk free rate of return of 1.36% and volatility of 74.88%.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7  SHAREHOLDER’S EQUITY (Continued)

The Company issued warrants in conjunction with the issuance of convertible notes in 2006. As of September 30, 2008, all of the remaining unexpired warrants (three year) were revalued and the liability was adjusted to approximately $19,000. As of September 30, 2008 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion options or warrants, as the case may be; no dividends; a risk free rate of return of 1.36% and volatility of 74.88%. Volatility is based upon the historical volatility of the Company’s stock price.

The Company also previously issued warrants in conjunction with compensation for services rendered by various consultants. As of September 30, 2008, all of the remaining unexpired warrants were revalued and the liability was adjusted to approximately $13,000. As of September 30, 2008 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion options or warrants, as the case may be; no dividends; a risk free rate of return of 1.36% and volatility of 74.88%. Volatility is based upon the historical volatility of the Company’s stock price.

NOTE 8            RELATED PARTY TRANSACTION

During the three months ended September 30, 2008 the Company incurred a royalty expense of $77,622 for the sale of fishing equipment. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced Light Alloys Corporation (“ALA”), a Barbados corporation that is wholly-owned by David Sindalovsky, a consultant to the Company. The Company is obligated to pay ALA a minimum of $100,000 in royalties for fishing product on an ongoing annual basis for each 12 month period beginning June 1, 2007. The Company has not paid any royalties to date to ALA but has accrued royalties totaling approximately $318,000 as of September 30, 2008.

NOTE 9            SUBSEQUENT EVENT

According to the Amended and Restated Certificate of Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $.10 par value per share, the holders of the Series B Preferred Stock are entitled to an adjustment to their common stock conversion price, subject to various exclusions if, subsequent to its initial issuance, the Company issues over 1,000,000 shares of common stock below the Series B Preferred Stock conversion price of $3.40 per share. On November 5, 2008, subsequent to the balance sheet date, the Company issued 169,119 shares of common stock to the holders of the Series B Preferred Stock. The shares were issued in anticipation of the potential impact of the Company’s registration of 1,500,000 shares under a Form S-8 filed on September 25, 2008. If the conversion price adjustment is higher, the holders of the Series B Preferred Stock will be entitled to further shares. If the adjustment is less, then the holders of the Series B Preferred stock may retain the excess benefit.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Information

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies.  Forward-looking statements often include the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or similar expressions.  In this Form 10-Q, forward-looking statements also include:

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

These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” as well as in this Form 10-Q. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions.  These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

These forward looking statements speak only as of the date of this Form 10-Q.  We believe it is in the best interest of our investors to use forward-looking statements in discussing future events.  However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may materially affect actual results, whether as a result of new information, future events or otherwise.  You should carefully review the risk factors described in this Form 10-Q and also review the other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three and Months Ended September 30, 2008 and 2007

For the three months ended September 30, 2008 the Company had revenue of $555,256 and incurred costs of sales of $349,722 and general and administrative expenses of $885,698. Included in general and administrative expenses is a non-cash charge of $317,601, representing the value of compensatory common stock and warrants for services provided by consultants. This resulted in a net loss of $638,806, as compared with the three months ended September 30, 2007 in which the Company had revenue of $131,131, incurred costs of sales of $59,543 and general and administrative expenses of $939,261 (including a non-cash charge of $183,577 representing the value of compensatory common stock and warrants for services provided by consultants), resulting in a net loss of $1,513,660.  After adjusting for the non-cash charges, general and administrative expenses decreased by approximately $71,350, primarily due to a concerted effort to decrease cash expenses, offset somewhat by an increase in expenses due to the higher level of sales and marketing costs.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of September 30, 2008 of $1,309,602.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2008, we had a working capital deficiency of $960,821.  Our continuation as a going concern will require that we raise significant additional capital.

Absent continued issuances of common stock for services to our consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft or fishing product lines or market its products based on its technologies.  The Company is actively searching for capital to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance that such capital will be raised on terms acceptable to the Company and if this capital is raised, it, may cause significant dilution to the Company’s stockholders.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements Affecting the Company” in the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

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

Stock-Based Compensation:

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Shared-Based Payments (FAS 123(R)). Under FAS 123(R), compensation cost is calculated on the date of the grant using the Black Scholes option-pricing formula. The compensation expense is then amortized over the vesting period. The Company uses the Black-Scholes option-pricing formula in determining the fair value of the Company’s options at the grant date and applies judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. The Company’s estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to record additional compensation or income tax expense, which could have a material impact on the Company’s financial position and results of operations.

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

PART II - OTHER INFORMATION

Item 1  LEGAL PROCEEDINGS

None

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008 the Company issued 233,896 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $239,945   The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

November 14, 2008	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D. President and Director

November 14, 2008	By:	/s/ John Grippo
Chief Financial Officer