Form 10-Q
period 2008-12-31
ELEMENT 21 GOLF CO
filed 2009-02-13
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 8,933,656 shares of common stock, par value $.01 per share as of  February 12, 2009.

Element 21 Golf Company and Subsidiary

INDEX

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(unaudited)
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$260,682	$770,602
Accounts receivable - net of allowance for doubtful accounts of $42,000	283,512	471,006
Inventories	1,405,119	1,556,788
Prepaid expenses and other current assets	148,807	46,615
TOTAL CURRENT ASSETS	2,098,120	2,845,011

FIXED ASSETS – NET	63,357	101,255

TOTAL ASSETS	$2,161,477	$2,946,266

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -

CURRENT LIABILITIES:
Accounts payable	$514,004	$945,230
Royalty payable	386,027	240,524
Accrued expenses – compensation	1,852,560	1,617,074
Deferred revenue	-	60,720
Loan payable – shareholder	825,000	825,000
Derivative liability	13,759	117,284
TOTAL CURRENT LIABILITIES	3,591,350	3,805,832

LONG-TERM LIABILITIES:
Accounts payable - related parties	242,076	242,076
Loans and advances – officer	176,468	110,412
TOTAL LONG-TERM LIABILITIES	418,544	352,488

- COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding	2,114	2,114
Series B Convertible Preferred stock, $.10 par value, authorized 353,000 shares, 294,126 shares issued and outstanding	29,413	29,413
Common stock, $.01 par value; 300,000,000 shares authorized,8,516,156 and 7,256,088 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	85,162	72,561
Additional paid-in capital	23,247,854	22,754,425
Accumulated deficit	(25,212,960)	(24,070,567)
TOTAL SHAREHOLDERS’ DEFICIT	(1,848,417)	(1,212,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,161,477	$2,946,266

See notes to condensed consolidated financial statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 20087 AND 2007
(unaudited)

	Six months Ended December 31,		Three months Ended December 31,
	2008	2007	2008	2007

REVENUES	$985,907	$386,932	$430,651	$255,801

COSTS OF SALES	635,047	275,127	285,325	215,583

GROSS MARGIN	350,860	111,805	145,326	40,218

General and administrative expenses	1,557,816	2,854,291	672,118	1,915,031

LOSS FROM OPERATIONS	(1,206,956)	(2,742,486)	(526,792)	(1,874,813)

OTHER INCOME (EXPENSE)

Interest income	2,629	7,811	1,183	6,530

Interest expense	(41,591)	-	(20,796)	-

Derivative income	103,525	2,028,644	42,818	2,675,911

	64,563	2,036,455	23,205	2,682,441

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,142,393)	(706,031)	(503,587)	807,628

Provision for income taxes	-	-	-	-

NET INCOME(LOSS)	$(1,142,393)	$(706,031)	$(503,587)	$807,628

Basic weighted average shares	7,535,876	6,137,071	7,530,324	6,240,917
Diluted weighted average shares	7,535,876	6,137,071	7,530,324	8,642,407

Basic income (loss) per share	$(0.15)	$(0.12)	$(0.07)	$0.13
Diluted income (loss) per share	$(0.15)	$(0.12)	$(0.07)	$0.09

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 30, 2008 AND 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,142,393)	$(706,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory common stock and warrants	657,639	2,152,260
Depreciation and amortization	37,898	184,600
Excess derivative liability expense (income)	(103,525)	(1,966,267)
Changes in:
Accounts receivable	187,494	(11,953)
Inventory	151,669	(90,769)
Prepaid expenses and other current assets	(102,192)	(237,616)
Accounts payable and accrued expenses	(256,346)	(287,763)
Accrued interest	54,500	(27,250)
Deferred revenue	(60,720)	(12,071)
Net Cash (used in) Operating Activities	(575,976)	(1,002,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	—	(44,703)
Net Cash (Used in) Investing Activities	—	(44,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances received from (repaid to) officers/shareholders	66,056	20,655
(Repayments of) net proceeds from bridge loans	—	(475,000)
Net Cash Provided by (used by) Financing Activities	66,056	(454,345)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(509,920)	(1,501,908)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	770,602	1,751,178

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,682	$249,270

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$-	$46,750
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to pay expenses and settle accrued expenses	$493,429	$1,314,400

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market and are comprised as follows:

	December 31, 2008	June 30, 2008
Finished goods	$1,178,091	$943,485
Components	227,028	613,303
Total	$1,405,119	$1,556,788

NOTE 3	RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information,  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  In February, 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The implementation of SFAS No. 157 for financial assets and liabilities, effective July 1, 2008, did not have an impact on the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement in its non-financial assets and liabilities..

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

Key financial information follows:

	Six Months Ended December 31, 2008	Year Ended June 30, 2008
Negative working capital	$(1,493,230)	$(960.821)
Net loss	$(1,142,393)	$(2,855,341)
Accumulated deficit	$(25,212,960)	$(24,070,567)

As shown in the accompanying financial statements, during the six months ended December 31, 2008 the Company incurred a net loss of $1,142,393 and cash utilized by operations during this period was $575,976. For the fiscal year ended June 30, 2008, the Company realized a net loss of $2,855,341 and utilized cash of $1,477,309 from operations.

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

Managements’ plans for the Company include more aggressive marketing, raising capital in addition to $300,000 that management has raised in January 2009 and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

NOTE 5	RELATED PARTY ADVANCES AND LOANS PAYABLE

During the six months period ended December 31, 2008, a certain officer advanced a net amount of $66,056 to the Company.  The officer will not require repayment of the $176,468 loans and advances balance at December 31, 2008 within the next 12 months.

In February 7, 2008, a shareholder made a loan to the Company of $1 million in the form of an unsecured promissory note with stated interest of 10%; such note was paid in full, including interest of $25,000, on May 27, 2008. The Company entered into a new unsecured promissory note of $825,000 on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The loan agreement contains default provisions and the Company went into default; however, during the quarter ended December 31, 2008, the Company has negotiated an extension of the repayment date until February 28, 2009.

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

For the six months ended December 31, 2008 and 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at December 31, 2008 and 2007 have been excluded from the three and six month diluted loss per share computations:

	December 31, 2008	December 31, 2007
Warrants	2,565,939	3,618,705
Convertible Preferred Stock	1,885,016	2,179,133
Stock Options	160	-

NOTE 7	SHAREHOLDER’S EQUITY

During the six months ended December 31, 2008 the Company issued 1,260,068 shares of its common stock to consultants for services rendered and to be rendered by them for an aggregate value of $493,429 based on the market price of the shares at time of issuance.

In February 2006, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock at a price of $0.20 as part of the Company’s repayment of outstanding indebtedness to a creditor of the Company. The warrant vested immediately and is exercisable for a three year period from the date of issuance. As of December 31, 2008, the warrant was revalued and the derivative liability was adjusted to approximately $121. As of December 31, 2008 the Company revalued the warrant under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrant, as the case may be; no dividends; a risk free rate of return of 1.36% and volatility of 94.32%.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7	SHAREHOLDER’S EQUITY (Continued)

The Company issued warrants in conjunction with the issuance of convertible notes in 2006.  As of December 31, 2008, all of the remaining unexpired warrants (three year) were revalued and the liability was adjusted to approximately $3,825. As of December 31, 2008 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion options or warrants, as the case may be; no dividends; a risk free rate of return of 1.36% and volatility of 94.32%.  Volatility is based upon the historical volatility of the Company’s stock price.

The Company also previously issued warrants in conjunction with compensation for services rendered by various consultants.  As of December 31, 2008, all of the remaining unexpired warrants were revalued and the liability was adjusted to approximately $9,813. As of December 31, 2008 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion options or warrants, as the case may be; no dividends; a risk free rate of return of 1.36% and volatility of 94.32%.  Volatility is based upon the historical volatility of the Company’s stock price.

NOTE 8	FAIR VALUE MEASUREMENTS

Effective July 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Derivative Instrument	$13,759	$-	$-	$13,759

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$117,284
Total gains or (losses) (realized/unrealized)
Included in earnings	(103,525)
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$13,759

NOTE 9	SUBSEQUENT EVENTS

On February 4, 2009, the Company consummated a Three Hundred Thousand Dollar ($300,000) Convertible Bridge financing by entering into a Convertible Bridge Loan Note, Warrant Agreement and Subscription Agreement with Rodney Hammer. The Subscription Agreement provides for the Purchaser to loan to the Company, $300,000 in exchange for a Convertible Bridge Note which provides for repayment within 6 months from January 30, 2009 at the rate of 7% per annum with interest due and payable upon maturity. This note can be converted by the Purchaser at anytime during or at the expiration of 6 months at a conversion price equal to $0.45 cents per share. In addition the Company issued to the Purchaser a warrant (the "Warrant") to purchase an additional $300,000 worth of shares at $0.35 cents each for a period of 12 months from January 30, 2009. The Warrant expires on January 30, 2010. The exercise price of the Warrant is subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events.

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

Results of Operations

Six Months Ended December 31, 2008 and 2007

For the six months ended December 31, 2008 the Company had revenue of $985,907, which includes non-cash barter revenue of $118,471, and incurred costs of sales of $635,047 and general and administrative expenses of $1,557,816. Included in general and administrative expenses is a non-cash charge of $266,038, representing the value of compensatory common stock and warrants for services provided by consultants. This resulted in a net loss of $1,142,393, as compared with the six months ended December 31, 2007 in which the Company had revenue of $386,932, incurred costs of sales of $275,127 and general and administrative expenses of $2,854,291, resulting in a net loss of $706,031.

Three Months Ended December 31, 2008 and 2007

For the three months ended December 31, 2008 the Company had revenue of $430,651, which includes non-cash barter revenue of $102,813, and incurred costs of sales of $285,325 and general and administrative expenses of $672,118. Included in general and administrative expenses is a non-cash charge of $266,038, representing the value of compensatory common stock and warrants for services provided by consultants. This resulted in a net loss of $503,587, as compared with the three months ended December 31, 2007 in which the Company had revenue of $255,801, incurred costs of sales of $215,583 and general and administrative expenses of $1,915,031, and derivative income of $2,675,911.  Included in general and administrative expenses is a non-cash charge of $577,687, representing the value of common shares issued for services provided by consultants. This resulted in a net income of $807,628.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of December 31, 2008 of $1,493,230.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2008, we had a working capital deficiency of $960,821.  Our continuation as a going concern will require that we raise significant additional capital.

Absent continued issuances of common stock for services to our consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft or fishing product lines or market its products based on its technologies.  The Company is actively searching for capital in addition to $300,000 that management has raised in January 2009 to implement its business plans, supply the Company with products for distribution, and develop collateral materials for its potential customer base.  There can be no assurance that such capital will be raised on terms acceptable to the Company and if this capital is raised, it, may cause significant dilution to the Company’s stockholders.

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

During the three months ended December 31, 2008 the Company issued 1,026,172 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $266,038   The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Element 21 Golf Company

February 12, 2009	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

February 12, 2009	By:	/s/ David Khazak
Chief Financial Officer