Form 10-Q
period 2009-03-31
ELEMENT 21 GOLF CO
filed 2009-05-15
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes  ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 9,407,816 shares of common stock, par value $.01 per share as of May 14, 2009.

Element 21 Golf Company and Subsidiary

PART 1 - FINANCIAL INFORMATION
 Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
- ASSETS -	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$696,310	$770,602
Accounts receivable - net of allowance for doubtful accounts of $42,000	965,880	471,006
Inventories	1,271,852	1,556,788
Prepaid expenses and other current assets	167,166	46,615
TOTAL CURRENT ASSETS	3,101,208	2,845,011

FIXED ASSETS – NET	53,730	101,255

TOTAL ASSETS	$3,154,938	$2,946,266

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -

CURRENT LIABILITIES:
Accounts payable	$517,740	$945,230
Royalty payable	620,184	240,524
Accrued expenses	1,964,026	1,617,074
Deferred revenue	24,000	60,720
Loan payable – shareholder	775,000	825,000
Convertible note, net of debt discount of $197,344	102,656	-
Derivative liability	-	117,284
TOTAL CURRENT LIABILITIES	4,003,606	3,805,832

LONG-TERM LIABILITIES:
Accounts payable - related parties	242,076	242,076
Loans and advances – officer	175,408	110,412
TOTAL LONG-TERM LIABILITIES	417,484	352,488

- COMMITMENTS AND CONTINGENCIES -

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding	2,114	2,114
Series B Convertible Preferred stock, $.10 par value, authorized 353,000 shares, 294,126 shares issued and outstanding	29,413	29,413
Common stock, $.01 par value; 300,000,000 shares authorized, 9,391,312 and 7,256,088 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	93,913	72,561
Additional paid-in capital	23,937,380	22,754,425
Accumulated deficit	(25,328,972)	(24,070,567)
TOTAL SHAREHOLDERS’ DEFICIT	(1,266,152)	(1,212,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,154,938	$2,946,266

See notes to condensed consolidated financial statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

	Nine months Ended March 31,		Three months Ended March 31,
	2009	2008	2009	2008

REVENUES	$2,811,328	$952,562	$1,825,421	$565,630

COSTS OF SALES	1,594,589	736,419	959,542	461,292

GROSS MARGIN	1,216,739	216,143	865,879	104,338

General and administrative expenses	2,468,407	4,128,770	910,591	1,274,478

LOSS FROM OPERATIONS	(1,251,668)	(3,912,627)	(44,712)	(1,170,140)

OTHER INCOME (EXPENSE)
Interest income	2,888	11,047	259	3,236
Interest expense	(104,875)	(10,174)	(63,284)	(10,174)
Derivative income	95,250	2,282,497	(8,275)	253,853
	(6,737)	2,283,370	(71,300)	246,915

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,258,405)	(1,629,257)	(116,012)	(923,225)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,258,405)	$(1,629,257)	$(116,012)	$(923,225)

Weighted average outstanding shares – basic and diluted	8,093,543	6,266,673	9,032,778	6,646,287

Loss per share	$(0.16)	$(0.26)	$(0.01)	$(0.14)

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,258,405)	$(1,629,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,394,217	2,961,980
Depreciation and amortization	47,525	200,813
Allowance for doubtful accounts		12,000
Discounts on Convertible Notes	(197,344)	--
Derivative expense (income)	(117,284)	(2,301,997)
Changes in:
Accounts receivable	(494,873)	(242,108)
Inventory	284,936	(69,402)
Prepaid expenses and other current assets	(120,551)	(290,068)
Accounts payable and accrued expenses	34,741	(136,949)
Accrued interest	74,470	(17,131)
Deferred revenue	(36,720)	96,700
Net Cash (used in) Operating Activities	(389,288)	(1,415,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	--	(65,998)
Net Cash (Used in) Investing Activities	--	(65,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances received from (repaid to) officers/shareholders	64,996	34,360
(Repayment of) Proceeds from short term loan	(50,000)	1,000,000
Proceeds from issuance of convertible note	300,000
Repayments of convertible debt	--	(475,000)
Proceeds from sale of common / preferred shares		150,000
Net Cash Provided by (used by) Financing Activities	314,996	709,360

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,292)	(772,057)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	770,602	1,751,178

CASH AND CASH EQUIVALENTS, END OF PERIOD	$696,310	$979,121

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$0	$46,750
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to pay expenses and settle accrued expenses	$795,440	$1,803,964

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market and are comprised as follows:

	March 31, 2009	June 30, 2008
Finished goods	$1,046,016	$943,485
Components	225,836	613,303
Total	$1,271,852	$1,556,788

NOTE 3                      RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information; SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  In February, 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The implementation of SFAS No. 157 for financial assets and liabilities, effective July 1, 2008, did not have an impact on the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement in its non-financial assets and liabilities.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 became effective November 15, 2008. Our adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position. In May 2008, the FASB issued Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).”  This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on July 1, 2009.  This FSP will apply to the Company’s convertible debentures.  The Company is currently evaluating how it may affect the consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented.  It will be effective for the Company on July 1, 2009.  The Company does not expect FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on July 1, 2009.  Early adoption for an existing instrument is not permitted. The Company does not expect EITF No. 07-05 to have a material effect on its consolidated financial statements.

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

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4                                GOING CONCERN (Continued)

Key financial information follows:
	Nine Months Ended March 31, 2009	Year Ended June 30, 2008
Negative working capital	$(902,399)	$(960.821)
Net loss	$(1,258,405)	$(2,855,341)
Accumulated deficit	$(25,328,972)	$(24,070,567)

As shown in the accompanying financial statements, during the nine months ended March 31, 2009 the Company incurred a net loss of $1,258,405 and cash utilized by operations during this period was $389,288. For the fiscal year ended June 30, 2008, the Company realized a net loss of $2,855,341 and utilized cash of $1,477,309 from operations.

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

Managements’ plans for the Company include more aggressive marketing, obtaining additional capital to fund operations and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

NOTE 5                                RELATED PARTY ADVANCES AND LOANS PAYABLE

During the nine months period ended March 31, 2009, an officer advanced a net amount of $64,996 to the Company.  The officer will not require repayment of the $175,408 loans and advances balance at March 31, 2009 within the next 12 months.

The Company entered into a new unsecured promissory note of $825,000 on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The loan agreement contains default provisions and the Company went into default; however, during the quarter ended March 31, 2009, the Company has negotiated an extension of the repayment date until October 1, 2009. During the quarter ended March 31, 2009 the Company has repaid $50,000 of the loan; the unpaid balance remains $775,000 as of March 31, 2009.

NOTE 6                                SECURED CONVERTIBLE NOTE

The Company consummated a Three Hundred Thousand Dollar ($300,000) Convertible Bridge financing on January 20, 2009 by entering into a Convertible Bridge Loan Note (“Convertible Note”), Warrant Agreement and Subscription Agreement collectively the (“Subscription Agreements”).

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6                                SECURE CONVERTIBLE NOTE (Continued

The Subscription Agreement provides for the Purchaser to loan to the Company $300,000 in exchange for a Convertible Note which provides for repayment within 6 months from January 20, 2009 at the rate of 7% per annum due and payable upon maturity.  The Convertible Note can be converted by the Purchaser at anytime during or at the expiration of 6 months at a conversion price equal to 45 cents per share.

In addition the Company issued to the Purchaser a warrant to purchase an additional $300,000 worth of shares at 35 cents each for a period of 12 months from January 30, 2009.

The Warrant expires on January 30, 2010. The exercise price of the Warrant is subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrant may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The Warrant may be exercised in whole or in part for shares of common stock by payment by the Purchaser of the applicable exercise price in cash prior to the expiration of the Warrant on January 30, 2010.

The convertible debentures are accounted for in accordance with EITF No. 98-5 and 00-27.  The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.
Date Issued	1/20/2009
Promissory Note Amount	$300,000
Conversion Price	$0.45
Gross Proceeds	$300,000
Net Cash Proceeds	$300,000
Warrants Issued to Investors	857,143
Warrants Exercise Price	$0.35
Warrants Fair Value (WFV)	$246,017
Warrants Relative Fair Value	$135,170
Beneficial Conversion Feature (BCF)	$01,837
Amortization of WFV and BCF as non-cash interest expense	$39,663

Black-Scholes Model Assumptions: risk free interest (1.96%); expected volatility (205%); expected life (12 months); no dividends

NOTE 7                                (LOSS) PER SHARE

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

For the nine months ended March 31, 2009 and 2008, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at March 31, 2009 and 2008 have been excluded from the three and nine month diluted loss per share computations:

	March 31, 2009	March 31, 2008
Warrants	677,828	3,616,236
Convertible Preferred Stock	2,407,682	2,179,133
Convertible Note	666,667	-

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8                      SHAREHOLDER’S EQUITY

During the nine months ended March 31, 2009 the Company issued 2,135,224 shares of its common stock to consultants for services rendered and to be rendered by them for an aggregate value of $813,842 based on the quoted market price of the shares at time of issuance.

In January and February 2009, the Company issued warrants to purchase 675,000 shares of the Company’s common stock at an exercise price of $0.10 in conjunction with compensation for services rendered by various consultants. The warrants vested immediately and is exercisable for a two year period from the date of issuance. The Company valued the warrants at $131,424  under the Black Scholes option-pricing model at $131,420 using the following assumptions: an expected life equal to the contractual term of the warrants, no dividends; a risk free rate of return of 1.96% and volatility ranging from 148% to 157%

605,550 warrants issued in conjunction with the issuance of convertible notes in 2006 expired. Additional Paid-In Capital increased by $22,034 for 50,000 warrants reclassified from liabilities to equity since the tainting feature resulting in the Company losing control over the number of shares to be issued no longer applied in February 2009.

Additional Paid-In Capital increased by $237,007 relating to warrants and beneficial conversion feature for the convertible note issued on January 20, 2009.

NOTE 9                                   FAIR VALUE MEASUREMENTS

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
 (Unaudited)

NOTE 9                                   FAIR VALUE MEASUREMENTS (Continued)

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Liabilities	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Instrument	$0	$0	$0	$0
Beginning Balance				$117,284
Total gains or (losses) (realized/unrealized)
Included in earnings				(95,250)
Included in other comprehensive income				-
Purchases, issuances and settlements				-
Transfer in and/or out of Level 3				-
Transfer to Additional Paid-In Capital				(22,034)
Ending Balance				$0

NOTE 10                      RISK MANAGEMENT

Foreign exchange risk

The Company is exposed to foreign exchange risks on purchases of inventory, which are made in US dollars, from two companies. This risk, however, is mitigated by the fact that a significant portion of its sales to customers are made in US dollars. The Company does not use derivative instruments to hedge its foreign exchange risk.

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the three and nine months ended March 31, 2009, three customers (2008 – three customers) respectively represent approximately 63.11% and 49.8% of sales (2008 – 63.47% and 37%) and 71.22% and 69.2% (2008 – 66.4% and 35.5%) of the total outstanding account receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

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

Results of Operations

Nine Months Ended March 31, 2009 and 2008

For the nine months ended March 31, 2009 the Company had revenue of $2,811,328, which includes non-cash barter revenue of $172,757, and incurred costs of sales of $1,594,589 and general and administrative expenses of $2,468,407. Included in general and administrative expenses is a non-cash charge of $1,394,217, representing the value of compensatory common stock and warrants for services provided by consultants. This resulted in a net loss of $1,258,405, as compared with the nine months ended March 31, 2008 in which the Company had revenue of $952,562, incurred costs of sales of $736,419 and general and administrative expenses of $4,128,770, and interest income of $11,047, and interest expense of $10,174, offset by derivative income of $2,282,497, resulting in a net loss of $1,629,257.

Three Months Ended March 31, 2009 and 2008

For the three months ended March 31, 2009 the Company had revenue of $1,825,421, which includes non-cash barter revenue of $54,286, and incurred costs of sales of $959,542 and general and administrative expenses of $910,591. Included in general and administrative expenses is a non-cash charge of $302,011, representing the value of compensatory common stock and warrants for services provided by consultants. This resulted in a net loss of $116,012, as compared with the three months ended March 31, 2008 in which the Company had revenue of $565,630, incurred costs of sales of $461,292 and general and administrative expenses of $1,274,478 and derivative income of $253,853.  Included in general and administrative expenses is a non-cash charge of $462,259, representing the value of common shares issued for services provided by consultants. This resulted in a net loss of $923,225.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of March 31, 2009 of $902,398.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2008, we had a working capital deficiency of $960,821. Our continuation as a going concern will require that we raise significant additional capital.

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

ITEM 3                                CONTROLS AND PROCEDURES:

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1                                LEGAL PROCEEDINGS

None

Item 2                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009 the Company issued 875,156 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $302,011. The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007.

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10KSB dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10KSB dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10KSB dated October 13, 2006.

10.10	Consulting Agreement with Nataliya Hearn dated as of January 1, 2009, filed herewith.

10.11	Consulting Agreement with David Sindalovsky dated as of September 15, 2008, filed herewith.

10.12	Consulting Agreement with John Grippo dated as of January 1, 2008, filed herewith.

32.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of principal financial and executive officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

May 14, 2009	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

May 14, 2009	By:	/s/ David Khazak
Chief Financial Officer