Form 10-K
ELEMENT 21 GOLF CO
filed 2009-09-28
CIK 797662

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2009

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

Indicate by check mark if the issuer is not required to give reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. ☒

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: June 30, 2009 = $4,008,633

As of September 28, 2009 there were approximately 1,037,549 shares of our common voting stock held by non-affiliates having a market value of approximately $726,000 on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of September 28, 2009, there were 11,396,037 shares of common stock of the Issuer outstanding.

Element 21 Golf Company

10-K for the Year Ended June 30, 2009

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. In this Form 10-K, forward-looking statements also include:

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

These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business” as well as in this Form 10-K generally. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

These forward-looking statements speak only as of the date of this Form 10-K. We believe it is in the best interest of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, and also review our Quarterly Reports on Form 10-QSB and Form 10-Q.

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

In September, 2002, we acquired 100% of the outstanding common stock of BRL Holdings, Inc (BRL), a Delaware corporation, in exchange for 2,123,621 restricted shares of our common stock (“the Acquisition”). We also converted options to acquire 321,600 shares of BRL common stock into options to acquire 321,600 shares of our common stock. This Acquisition was accounted for as a “reverse” acquisition using the purchase method of accounting, since the shareholders of Element 21 owned a majority of the outstanding stock of our Company immediately following the Acquisition. Following the Acquisition, we changed our name to Element 21 Golf Company (Element 21). Upon completion of the Acquisition, the previous officers and directors of the Company resigned.

 Element 21 was formed on September 18, 2002 to acquire partially-developed golf technology to further design, develop and bring to market golf club shafts and golf heads made from a patented scandium alloy licensed exclusively (the “E21 Alloy”) to the Company. The exclusive license to produce and sell the E21 Alloy for golf club shafts and golf heads is founded on two US patents (Scandium alloy US Patent #5,597,529 and sports applications -- US Patent #5,620,652. These rights do not cover all mixes of scandium alloy, however, the Company believes that any scandium alloy mix outside the range of its patent-protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner.  The exclusive golf license carries zero royalty. The active ingredient in the E21 Alloy is Scandium, which is element number 21 in the Periodic Table of Elements. E21 Alloy shafts exhibit properties that out-perform titanium with a higher strength-to-weight ratio of up to 25% and a specific density advantage of 55%. The E21 Alloy is lighter, stronger and more cost effective than titanium. This advanced metal technology was originally developed in the 1970’s in the former Soviet Union for military applications. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station.

On April 25, 2008, in conjunction with shareholders’ approval, the Company enacted a reverse split of the Company’s common stock, issuing 1 new common share for every 20 common shares issued and outstanding prior to this date. Coincident with this reverse split, the Company also changed its ticker symbol to ETGF.OB.

 The Company has commercialized scandium’s use in the golf industry with a line of golf shafts and clubs. During the past two years, the Company has developed an updated and improved product lines of drivers, irons, hybrids, shafts and golf bags using proprietary materials and production techniques.

In May 2008, the Company signed a three year licensing agreement with Kanata Shaft Company, LLC (“Kanata”), whereby the Company granted Kanata the exclusive right to market and distribute the Company’s golf shafts in the United States.  Kanata agreed to purchase a minimum of $4,120,000 scandium shafts over the term of the contract. As of June 30, 2009, Kanata total orders were $289,338, which is below the minimum requirement of $600,000 set by the first year contract terms. Because of the minimum order shortfall, Kanata’s exclusivity has been terminated. See, Part I, Item 1A Risk Factors and Part II, Item 8B Other Information regarding the termination of exclusivity under the distribution agreement with Kanata.

In June, 2007 the Company began an expansion into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide license agreement with Advanced Light Alloys Corporation (“Advanced”) by which Element 21 was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’ technology and products.  The Company is obligated to pay a 20% royalty based on the net selling price of all fishing products.

Recent Events

1.	Significant Growth in Sales
a.
Element 21 has more than doubled its sales in the last 12 months, from $1.8 mill. in 2008 to $4.0 mill. in 2009.  The significant growth in sales has allowed E21’s to focus on improving efficiencies and its logistics. E21 has been able to reduce its costs of goods sold and, as a result, loss from operation decreased by $3.8 mill in comparison with the previous year.

2.	Change in the Board of Directors
a.	In order to meet compliance requirements, new directors were appointed (Errol Farr and Warner Zapfe) replacing Benton Wilcoxon and Serguei Bedziouk.
3.	Change in Auditors
a.	Cost-reducing measures included replacing the Company’s auditors of 6 years Lazar, Levine and Felix LLP (merged with Parente Randolph LLC) with MSCM LLP based in Toronto, Canada.
4.	Financing
a.
During 2009 fiscal year the only financing that was done, was a $300,000 bridge loan convertible at $0.45 and 100% warrant coverage at $0.35.  E21 is negotiating repayment of the Bridge Loan without conversion into shares.

Element 21 currently has two fully developed sporting goods product lines:  (1) Golf equipment and (2) Fishing products. The Company has determined that it operates in one reportable segment outdoor sporting goods.

Golf Equipment

E21 is focusing on distribution of Scandium components primarily to Original Equipment Manufacturers and specialty club fitting centers.  The components include Scandium shafts and heads.  The current line of golf clubs is a second generation of golf clubs that further refines the application of Scandium metal alloy to the sport. Advances have been made in various aspects of the club head design and manufacturing processes. The product line available for sale now includes shafts, drivers, irons and hybrid clubs as well as golf bags. All clubs have been approved by the USGA as conforming to the rules of golf.

With the introduction of its EMC2 Driver, the Company now believes it has a sufficiently broad line of products to enter mainstream competition.  The EMC2 Driver has been tested by independent laboratories and found to outperform the most popular drivers by a significant margin.  In fact, in recent robotic testing, Element 21’s EMC² Scandium driver outperformed the top three selling Titanium drivers in the market place in both distance and accuracy. In off-center, heel and toe hits, EMC² recorded an average carry dispersion of 8 feet, beating the competition by an unprecedented 263%, 288% and 338%, respectively.  During distance testing the longest drive of the day was 274 yards recorded by EMC², 29 yards longer than its competitors' longest drives.

The Golf Industry

According to Golf Datatech, the golf industry is a $60 billion market. Approximately $5.5 billion each year is spent on golf equipment, with roughly half of that coming from the key U.S. market. Metal woods alone account for $1 billion in annual sales.

The explosion of oversized clubs in 1992, titanium clubs in 1995, and multi-metal undersized clubs has proven that innovative designs and new materials promising improved performance are quickly embraced by the consumer and offer tremendous marketing advantages for the innovating companies. Companies such as Adams, with its patented Tight Lies® fairway woods grew from $2 million in sales to over $100 million between 1995 and 1997.

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

From a retail perspective, there are 2,000 golf-only stores as listed by The National Golf Foundation’s Directory of Golf Retailers: Off-Course Golf Retail Stores in the U.S. This does not include on-course stores for which The NGF has over 16,000 listed golf courses in the U.S. Additionally, there are a significant number of multi-line Sporting Goods stores such as Dick’s and Sport Authority that sell golf equipment, golf-only internet-based retailers or multi-line sporting goods internet-base retailers that sell golf equipment.

Scandium Metal Alloy

Element 21’s proprietary Scandium metal alloy golf products have outstanding potential in the industry based on the following factors:

•
The results of player and robotic testing (Golf Labs) indicate Scandium’s improved performance over leading titanium, steel and graphite clubs and shafts, providing increased distance and less dispersion. In essence, this allows longer more accurate results, which are impossible to achieve with current metals and manufacturing techniques.

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

The market for golf shafts was estimated by Golf Datatech to be close to 30 million units in the US and 60 million units worldwide. Golf Datatech estimates that the size of the market for high performance premium shafts that the Company’s Scandium shafts has initially targeted represents approximately 27 million units worldwide.

On average, based on the robotic testing conducted by the Golf Labs, San Diego and player testing, the Element 21 Scandium Alloy shaft registered substantially longer distance than any other shaft it tested against, in some cases by as much as 16 yards at identical swing speeds, using identical 6 iron heads for the test.

ShockBlokTM

Concurrent with the development of the overall shaft design, the Company has developed a shock absorbing system under the trademark ShockBlokTM which redirects shaft vibration back into the club head, generating an added energy kick for extra distance and reducing the amount of vibration transfer to the player's hands. Hitting a golf ball with a conventional, steel-shafted club can have a negative effect on the body. High shock energy transferred by the steel shafts to the player’s hands during a round of golf creates fatigue. For frequent golfers, this may lead to stress injuries to a player’s hands, wrist, elbows or shoulders, much like ‘tennis elbow’.  According to an analysis commissioned by a consultant to the Company, Dr. Howard Butler, along with two orthopedic physicians, during a typical round of golf, the extra energy transmitted to the hands of a golfer using steel shafts is 300% higher than Scandium shafts. Over the last 5 years of consumer and professional golf tour player testing, the Company’s experience has shown that most users of its shafts would immediately notice the superior shock absorption provided by Scandium shafts and that Scandium also contributes to a measurably superior feel as compared with steel and graphite clubs.

The Company has completed the design and engineering process for a full line of clubs, from drivers to putters. Design improvements have been made to streamline mass production of the various golf components. Production models of these various clubs have been tested and production tooling has been completed.  The products are currently in inventory and selling.

In 2007, the Company introduced a new line of game improvement irons named EMC. The irons were featured in major golf publications, including Golf Digest Magazine naming Element 21 EMCtm Scandium Irons as “revolutionary”.

One of the Company’s most significant product milestones is the introduction of its Scandium metal alloy driver, the new EMC2tm driver, which utilizes a proprietary Multi-Material, Scandium Cup Face (MMSCF) technology, which capitalizes on the unique properties of Element 21's Scandium Alloy and maximizes the drivers Moment of Inertia (MOI). In June 2008, the USGA added the Element 21 Scandium driver to its list of the drivers that conform to the rules of golf, a critical component for successful sales of the club.

EMCtm hybrids are instantly recognizable much like their big brother driver, due to their unique design features that include a louvered effect on the crown plate of the club. This creates a corrugated effect providing additional strength to the club head design and allows more freedom to move weight to strategic points within the sole of the club head to improve distance and accuracy.

Raw Material Supply

The raw material that goes into the production of Scandium comes from scandium oxide, which has about 60% scandium metal content. Scandium oxide is used in the production of a “master alloy,” which is then added to nine other metals and other alloy ingredients to create a concentration of approximately 0.001% - 10.00 % scandium in the final alloy used in products. This is known as Scandium, which has the technical advantages needed for production of high performance equipment for sports, transportation, military and aerospace applications and is the subject of our patents.

Fishing Products

On June 21, 2007, the Company entered into a non-exclusive, world-wide License with Advanced Light Alloys Corporation (“Advanced”) by which Advanced licensed Element 21 to make, use, and sell a line of fishing equipment utilizing certain of Advanced’s patents.

The Company hired a fishing rod designer to provide fishing rod designs for the market. Several new SKUs of fishing rods were created to be marketed under the Element 21 Fishing brand. The initial designs consisted of the ‘Carrot Stix’ design in both casting and spinning rod variations. The CARROT STIX™ Casting Rod measures 6’9" with a parabolic action and is used for crankbaits, top water, spinner baits and jerk baits. The CARROT STIX™ Spinning Rod is a 6'7" medium action spinning rod, ideal for tubes, worms, grubs, and small crank baits, etc. This rod is also used for walleye fishing. To date, over 90 product SKU’s have been designed in the Carrot Stix line of products, which represent Element 21’s complete line of rods.

Element 21’s CARROT STIX™ represents the latest in cutting edge technology. Nano level cellulose bio-fibers are extracted from carrots, processed into a super high strength epoxy matrix and then this matrix is molded around a thin walled ultra high modulus graphite skeleton. When the two materials bond they create what we believe to be the finest rod blank ever made, unparalleled in its light weight, sensitivity, strength and performance.

Another first for CARROT STIX™ is a Finite Element Analysis (FEA) program that was used to design the blank. By using FEA, “Hot Spots”, or areas in the blanks that show a high propensity for breakage, identified and removed. This allows for the creation of a blank that is evenly stressed when loaded, thereby reducing the potential of failure. The blank is bonded to a fully exposed grip, for full contact with the rod. This set up is found on both spinning and casting models.

Each CARROT STIX™ is hand made using the highest quality components and meticulous attention to detail. The butt on each are removable anodized Scandium butt cap, providing easy access to the rod’s weight port and allowing for personalized balancing to  individual specs and comfort. Add new Caxin Lite guides with TiCH inserts, frames and our “Maximum Exposure” split reel seats and we believe you will have one of the finest competition rods ever built.

At the 2007 ICAST show, the Company won a trifecta of awards:
•	Best Freshwater Rod;
•	Best Saltwater Rod;
•	Overall Best Product In Show.

At the 2008 ICAST show Element 21 won:
•	Best Apparel with the introduction of its CarrotexTM line of outdoor apparel.

In the summer of 2008, Element 21 appeared at the 2008 ICast show with a full line of fishing rods, each developed with a nano-bio-fiber technology blank. The original product line was developed with 15 separate product SKUs and has now increased to 94 product SKUs.

At the 2009 ICAST show, Element 21 introduced rod guides made out of Scandium. Scandium guides are significantly lighter than steel and titanium currently used in the industry.  The introduction of the guides is used to increase Element 21’s market, by selling components to other OEMs made from Element 21’s proprietary material.

In early 2008, Element 21 engaged 3 of the industry’s sales representation agencies. Taken in combination with the company’s internal sales team, these sales groups began providing representation to the entire US (including Alaska and Hawaii) as well as all of Canada. During the last year, Element 21 streamlined its sales efforts by eliminating two of the three agencies.  The current sales distribution structure includes the one agency as our primary sale representative team together with a number of major distributors.  Through the various channels Element 21 has grown its North American accounts to over 1000 locations.

The Company has also contracted top pro-staffers to represent, use and test Carrot Stix technology.  Our pro-staffers currently include the following:

1)	Henry Wazczuk, with over 25 years on TV, and a media distributor across Canada and the USA, Henry is the host of the popular Fins and Skins, and Fishing the Flats series;
2)	Pete Ponds – Full time professional competing on BASSMASTER Elite Series as well as many local and regional events
3)	Jeff Reynolds – a skilled angler with general celebrity status, Jeff has accomplished over twenty-five Top 20 finishes in his career;
4)	Peter Savoia, 2003 Canadian Classic Champion, and 2nd place winner of the 2007 Bass Pro Shops Lake Simcoe Open; and
5)
Gaspare Costabile – with several appearances of sports networks, such as TSN, WFN, FOX Sports South, SUN Sports, Sportsman’s Channel, MEN TV, and numerous Global National airings, Gaspare is the winner of the 1997 Canadian Open and 1996 Canadian Chevy Mariner Classic, 2nd place finishes in the Bass Pro Shops Lake Simcoe Open and 2004 B.A.S.S. Tour Lake Erie, and 3rd place laureate of the 2003 B.A.S.S. Tour Lake Erie championships.

6)
Byron Velvick - a 2-Time WON Bass U.S. Open champion and previously held the BASS Record for 3 day limit.  Byron also spent 2 years as a commentator for the ESPN2 show "BassCenter" from 2005-2006.  He's also been an on-the-water reporter and contributing analyst for ESPN's fishing coverage

7)	Terry Scroggins – “The Big Show” is a FIVE time BASS elite series winner and one of the most recognizable anglers in the world, with career winnings in excess of $1 million.
8)	Chad Morgenthaler – A former Firefighter and now a fulltime Professional Bass Angler with over 14 top 20 finishes

Sales and Marketing

Our developed products and commercialization efforts have provided the Company with several sales and marketing options. These options include the sale of golf shafts and components to other original golf equipment manufacturers (OEMs) and to custom club fitters, in addition to the sale of drivers, irons and hybrids via traditional retail distribution channels. Technology Licensing -- limited licenses to off-shore golf component manufacturers, is another viable sales development strategy.

Currently, Scandium shafts are available though Kanata shaft distribution and to club makers and fabricators through the Professional Golf Management Company (“PGMC”) distribution channels.

In April, 2008, Element 21 Golf launched a national infomercial campaign promoting the revolutionary technology and performance of its line of cutting edge hybrids. The infomercial was hosted by multiple PGA Tour winner and commentator Roger Maltbie, renowned golf instructor Rick Smith, and former PGA Tour regular and TV host Frank Nobilo. The response to the infomercial was immediate. Sales of the Element 21 Hybrid clubs increased by over 750% in the month of April as a result of this successful campaign, that has been suspended in order to conserve the Company’s cash resources.

As part of its sales initiative, the Company established a new call-in and customer service center, full assembly facilities, warehousing, and shipping and receiving capabilities. All business data generated is integrated into a comprehensive computerized tracking / database management solution. This integrated system provides access to key information specific to running large-scale operations tailored to our needs as a sports equipment company. The Company has created a very cost-effective solution that will be highly scalable in order to manage future growth.  The Company continues to use the warehousing and shipping facilities for both golf and fishing sales and distribution.

In June 2008, Element 21 signed a multi-year agreement with Kanata Shaft Company LLC (“Kanata”), in Ohio whereby Kanata had committed to aggregate orders of $4.1 million over its term, and gave Kanata exclusive rights to distribute Element 21 Scandium shafts in the USA. This exclusivity part of the contract is being terminated, as Kanata did not meet the minimum order requirements. The removal of exclusivity, will allow Element 21 to expand its Scandium components distribution, with Kanata being one of the customer, rather than the only N. American customer. See, Part I, Item 1A Risk Factors and Part II, Item 8B Other Information regarding the termination of the distribution agreement with Kanata.

The Company has created promotional support to increase brand awareness and reinforce the unique nature of its proprietary Carrot Stix™ and Scandium Metal Alloy clubs and shafts. Items of support include the following:

Endorsement Contracts in both Golf and Fishing – We have engaged some of the top names in each industry, including,
Byron Velvick , Terry Scroggins, Jeff Reynolds,  Chad Morgenthaler , Henry Waszczuk, Pete Ponds, Jeff Reynolds, Gaspare Costabile, Peter Savoia Frank Nobilo, among others.

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

Print – Professional Golf Association (“PGA”) Print Program: PGA Magazine (www.PGAmagazine.com), with a circulation of over 45,000 top PGA professionals in North America, featured a double page spread and Interactive CD-ROM insert in the June 2007 edition, which gave PGA professionals the opportunity to take part in the multi-level Stock Incentive Program, as part of the introduction of Element 21 Scandium golf equipment to the golf industry. Element 21 has decided to act upon the continued success of this campaign with PGA magazine for extensive print representation in publications (both printed and electronic) and in-person representation at all PGA sponsored/organized events. This program will take effect over the course of the next 12 months. In addition, Element 21’s Fishing division has published full page ads in many of the industry’s best known publications in both the United States and Canada.

Email Campaigns: At several strategic points in the market cycle of each industry, Element 21 has undertaken a widespread email marketing campaign, sending recipients a listing of specials as well as product information for the company’s award winning lineup. These broadcasts are coupled with special landing pages to enhance the customers’ experience and provide them with more information.

Golf Shot Around the World: The most successful endeavor was the launch of a golf ball into orbit by Russian cosmonaut Mikhail Tyurin, using an Element 21 gold-plated 5 iron. On the eve of Thanksgiving, November 22nd, 2006, at approximately 7:57 pm EST, Mikhail Tyurin successfully hit a golf ball off of the orbiting International Space Station, 220 miles above the earth, using our golf club. Promoted as the world’s longest drive, the golf ball continues to orbit earth.

The “world’s longest drive” promotion garnered incredible attention around the world, generating millions of website hits worldwide, widespread television coverage and editorial coverage in over 100 major newspapers and magazines. Interest was particularly high within the golf industry, and was extremely successful in raising the Company’s profile.

The Company received the received the prestigious International Network of Golf Writers Association (ING) Industry Honors Award for the Best PR/Campaign Event in 2006 in recognition of the Element 21 sponsored Golf Shot Around The World.  ING is a non-profit, media-based networking organization whose mission is to bring golf media together with representatives from all walks of the golf industry to discuss issues, exchange information and improve communication.

 PGA Tour Presence: The PGA Tour represents the pinnacle of achievement in golf. Equipment manufacturers spend tens of millions of dollars in endorsements to have the top ‘names’ use their equipment. On the other hand, the tour pros need equipment they have complete confidence in to perform at their peak.  Element 21 shafted clubs are now being played on all three men's Professional Golf Tours. Several players on the Nationwide, PGA and Champions Tours have requested that their clubs be fitted with Element 21 Scandium Alloy shafts since the beginning of the 2007 season. Included in this mix are a 3-time US Ryder Cup Team Member and former US Ryder Cup Team Captain, and an 11-time winner on the PGA Tour, with 97 career Top 10 Finishes to his credit.  One of the top ten ranked players in the world has also switched to Element 21's Scandium shafts. This player ranks high up on the PGA money list, and is one of the most recognizable names in golf. As of August 2008, he had a total of 74 PGA tour Top 3 finishes, including three major championships. He also has amassed over $60 million in PGA Tour career winnings.

Operations and Management

Element 21 is currently considering an official name change from Element 21 Golf Company to Element 21 Sports, to reflect the multi-divisional nature of the company and its activities as well as allow for future product and industry expansion.

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
2.	OT-A Golf, which is one of the largest golf club manufacturers in the world, specializing in high end golf clubs, and a manufacturer for the top end OEMs such as Nike; and
3.	Sino, which is a manufacturer of OEM golf equipment specializing in golf clubs manufactured under license for some of the leading brand names in golf.

Pursuant to the Company’s exclusive manufacturing agreement with its manufacturing partners, the Company provides the raw materials and trains the manufacturers’ personnel in the production of the scandium line of clubs under the Element 21 brand name.

In order to sustain and better service the great demand for its products, Element 21 utilizes the services of Professional Marketing Associates (PMA), a fulfillment warehouse based in Arizona. All of the Company’s inventory is managed through this location, which provides specialized computer systems that track all logistics transactions. This system further allows to company to measure trends and align future projections and development.

In addition, the company has re-developed its e-commerce website, providing greater functionality and automatic verifications. As such, customers can now log on to the Element 21 Sports website (www.e21sports.com) and purchase equipment through the online store with security assured and hassle free. All Element 21 internet sales orders are automatically linked to the shipping warehouse and are shipped from the warehouse within 48 hours of approved payment.  The Company is in the process of further enhancing its website for commerce and search engine optimization, particularly on the www.e21fishing.com and www.carrotstix.com websites.

To date, the Company has five full time employees and a number of strategic consultants. The combination of key employees and consulting staff significantly reduces overhead expenses in the areas of marketing, administration and development and allows up to be responsive to fluctuations in the marketplace that have plagued other start-up companies.

Corporate Finance

During the 2008 fiscal year, one investor and one former officer exercised warrants, the investor for $150,000 and the officer for $100,000, for a total of $250,000 resulting in the issuance of 150,000 common shares. Funds were received and  included in financing activity on cash flow statement. On June 30, 2008, the Company also consummated a sale of 70,000 shares of restricted common stock to an existing investor for $200,000.

The Company entered into a new unsecured promissory note of $825,000 on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  However, the Company has negotiated an extension of the repayment date until October 1, 2009. During the year ended June 30, 2009 the Company has repaid $150,000 of the loan and the unpaid balance remains $675,000 as of June 30, 2009.

The Company consummated a Three Hundred Thousand Dollar ($300,000) Convertible Bridge financing on January 20, 2009 by entering into a Convertible Bridge Loan Note (“Convertible Note”), Warrant Agreement and Subscription Agreement collectively the (“Subscription Agreements”). The Subscription Agreements provide for the purchaser to loan to the Company $300,000 in exchange for a Convertible Note which provides for repayment within 6 months from January 20, 2009 at the rate of 7% per annum due and payable upon maturity.  The Convertible Note can be converted by the purchaser at anytime during or at the expiration of 6 months at a conversion price equal to 45 cents per share.  In addition, the Company issued to the Purchaser a warrant to purchase an additional $300,000 worth of shares at 35 cents each for a period of 12 months from January 30, 2009.  The Warrant expires on January 30, 2010. The exercise price of the Warrant is subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrant may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The Warrant may be exercised in whole or in part for shares of common stock by payment by the Purchaser of the applicable exercise price in cash prior to the expiration of the Warrant on January 30, 2010.  The Convertible Bridge Loan matures on July 20, 2009 and the terms of repayment and or conversions are being negotiated.

On July 20, 2009, Element 21 Golf Company (the “Company”) filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Company (the “Amendment”.  In connection with the Amendment, the Company agreed to pay dividends on the Series B Convertible Preferred Stock of the Company (the “Series B Stock”) quarterly and the current holders of the Series B Stock (the “Holders”) agreed that such dividends could be paid by delivery of the Company’s common shares.  In connection with the Amendment, the conversion price was adjusted, one of the holders returned to the Company 5,882,353 unregistered common shares received by reason of the conversion of its Series B Stock in consideration for the reissuance to the Holder of 58,823 shares of unregistered Series B Stock, both of the Holders received 832,677 unregistered common shares in consideration for accrued dividends and 25,000 unregistered common shares as consideration for the Amendment. Prior to this amendment the Holders of the Series B Stock had waived all dividends for the years ended 2007, 2008 and 2009.

Status of Any Publicly Announced New Product or Service

The Company’s website, at www.e21sports.com, www.e21golf.com, www.e21fishing.com www.carrotstix.com contains its press releases and financial reports as well as independent test results of the Company’s shafts and rods against the leading high-performance products in the world. For additional information or earlier press releases go to any website’s financial bulletin board for Element 21 Golf Company (OTCBB ETGF).

Competitive Business Conditions

The Company’s competitors include all major manufacturers of golf clubs, shafts and related equipment, as well as fishing tackle manufacturers.  Many of these competitors currently have greater resources, marketing capabilities and name recognition. However, the Company believes that the US patents exclusively licensed to Element 21are broad enough to preclude competitors from selling in the US golf clubs using scandium alloys or fishing rods using nano-bio-fiber technology. The marketing and branding of Scandium SC™ and Carrot Stix™ has also received a high volume of world-wide media coverage.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company does not hold direct title to any patents. However, when it acquired Element 21, it acquired the exclusive right to use, produce and sell a specified range of Scandium alloy for all golf applications. Although these rights do not cover all mixes of Scandium alloy, and do not cover production or sales outside the US, the Company believes that any Scandium alloy outside the range of its patent protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner. The golf applications under these patent rights acquired by us in the Element 21 Acquisition are U. S. Patent Nos. 5,597,529 issued on January 28, 1997, and 5,620,662, issued on April 15, 1997, initially filed by Ashurst Technologies, Inc. and acquired on January 7, 2001 by Nataliya Hearn and David Sindalovsky. Element 21 has an exclusive license on production and sale of all Scandium components and clubs in golf.

 On June 21, 2007, the Company entered into a non-exclusive, world-wide license with Advanced Light Alloys Corporation (Advanced) by which Element 21 was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’ technology and product development.   The Company is obligated to pay a 20% royalty based on the net selling price of all fishing products.

Research and Development

During the fiscal years ended 2009 and 2008 there were no research and development costs incurred by the Company. To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs.

ITEM 1A RISK FACTORS

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $25,663,727 as of June 30, 2009 and negative working capital of $1,125,566. For the year ended June 30, 2009, our net loss was $1,593,160. We have historically experienced cash flow difficulties primarily because we have been till recently a development stage company and our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future, however, given the significant growth in sales, we may be able to be cash flow positive within the next 12 months. These factors and uncertainties, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

We have only five employees and our success is dependent on our ability to retain and attract consultants to operate our business and there is no assurance that we can do so.

As discussed earlier, as of June 30, 2009, we have five employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

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

On September 4th, 2009, we terminated the exclusive distribution agreement that we had with Kanata Shaft Company LLC (“Kanata”).

At this time we are without an exclusive distributor of our golf products.  Although we have resumed our direct relationships with the OEM manufacturers and other large wholesale and retail distributors of our products, and we have a website-based sales capability, if we are unable to replace Kanata with another exclusive distributor, our revenues from the sale of golf shafts, clubs and other products may decline which could have a material adverse affect on our ability to grow our golf related business and, in turn, may have a material adverse affect on our ability to continue golf related operations.

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

ITEM 1B. UNRESOVED STAFF COMMENTS
None.

ITEM 2.                      DESCRIPTION OF PROPERTY

The Company’s offices are located at 200 Queens Quay East, Unit #1, Toronto, Canada. The space was leased from Queens Quay Investments, Inc. pursuant to a three year lease ended in May, 2009. The lease called for monthly payments of $1,927 plus GST for finished offices measuring a total of approximately 1,927 square feet. The lease was renewed for a further period of 4 years ending in May, 2013 Based minimum rent of $12 per sq. ft. from June 1st 2009 to May 31st 2011 and an increase to $13 per sq.ft. from June 1, 2011 to May 31, 2013.

            The Company’s inventory is currently managed by Professional Marketing Associates “PMA”, located in Tempe Arizona. PMA provides complete assembly facilities, warehousing, and shipping and receiving capabilities.

ITEM 3.                      LEGAL PROCEEDINGS

In January 2009, we were advised of the filing of a complaint in the US District Court for the district of Massachusetts of an action against the Company and others by two individuals and one company purporting to be shareholders of the Company, and seeking damages in excess of $100,000 arising out of, among other things, an alleged breach of contract by the Company’s predecessor entity, an alleged failure by the Company’s predecessor entity to issue shares of stock to them and alleged misrepresentations by a person alleged to have been an officer of the Company’s predecessor entity.  The Company will defend the claims and believes that all are barred by the applicable statute of limitations.

On July 24, 2009 an action was commenced against the Company in the United States District Court, District of Massachusetts.  The entire claim is barred by the statue of limitations and the Company intends to defend it.

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

The range of high and low bid quotations for our common stock during each of the last two fiscal years and the most recent interim quarter is shown below. Prices shown in the table below represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2008
First Quarter	$5.00	$2.40
Second Quarter	$4.40	$3.00
Third Quarter	$3.40	$2.40
Fourth Quarter	$3.00	$1.40
Fiscal Year Ended June 30, 2009
First Quarter	$1.52	$0.61
Second Quarter	$0.81	$0.10
Third Quarter	$0.60	$0.12
Fourth Quarter	$0.48	$0.20

Interim Period Ended September 28, 2009	$0.65	$0.30

Holders

The number of record holders of our common stock as of September 28, 2009 was approximately 1,974.

Dividends and Stock Splits

At a Special Meeting of the Company’s stockholders on May 8, 2006, the stockholders approved a resolution unanimously adopted by the Board of Directors to authorize a series of 19 separate amendments to the Company's Certificate of Incorporation in order to effect a reverse stock split of the outstanding shares of the Company's common stock at each ratio of a minimum of 1 for 2, a maximum of 1 for 20, and at a ratio equal to 1 for each whole number between 2 and 20. The Board of Directors was thereby given the discretion to unilaterally determine an appropriate stock split ratio within a range of 1 for 2 and 1 for 20 and to give effect to the corresponding amendment of the Company's Certificate of Incorporation which effects such stock split and to abandon each other amendment adopted relating to the reverse stock split. On April 25, 2008, a reverse split of 1 for 20 was effected and all share and per share data reflected in this Annual Report reflects this reverse stock split.

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

Recent Sales of Unregistered Securities

On July 20, 2009, Element 21 Golf Company (the “Company”) filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Company (the “Amendment”.  In connection with the Amendment, the Company agreed to pay dividends on the Series B Convertible Preferred Stock of the Company (the “Series B Stock”) quarterly and the current holders of the Series B Stock (the “Holders”) agreed that such dividends could be paid by delivery of the Company’s common shares.  In connection with the Amendment, the conversion price was adjusted, one of the holders returned to the Company 5,882,353 unregistered common shares received by reason of the conversion of its Series B Stock in consideration for the reissuance to the Holder of 58,823 shares of unregistered Series B Stock, both of the Holders received 832,677 unregistered common shares in consideration for accrued dividends and 25,000 unregistered common shares as consideration for the Amendment. Prior to this amendment the Holders of the Series B Stock had waived all dividends for the years ended 2007, 2008 and 2009.

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

* At September 28, 2009

ITEM 6.                      Selected Financial Data

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Through July 2007, the Company was able to secure funding from several sources in the aggregate amount of approximately $7 million. These financings allowed the Company to develop products and distribution channels for its products. The Company has established a sales structure with internal and field sales representatives, who manage current sales and have been actively building the foundation of sales and distribution systems for the Company’s products. To date, for its golf products, the Company has introduced them through retailers, green grass (on course PGA shops) sales, golf shows, catalogue sales, web-sales, and PGMC and their shaft distribution sale channels The Company needs to increase consumer awareness of the scandium advantages in golf, in order to increase the demand for its sales. In order to accomplish these goals, the Company has entered a number of endorsement contracts and completed the production of an infomercial featuring the Company’s hybrid clubs which began airing on the Golf Channel in early summer, 2008.  The Company launched its fishing line in December, 2007 and has experienced significant initial demand for this product.  The demand has continued for the last 18 months, resulting in the growth of distribution channels and sales.  The first fishing product developed was focused on various freshwater specialty rods and the Company currently expanded the line into saltwater rods.  Currently Element 21 has 94 SKUs of various rod types.

Fiscal 2009 Compared to Fiscal 2008

During fiscal year 2009, we had $4,008,633 in revenues as compared to $1,841,370 in revenues during fiscal year 2008. The increase in revenues was primarily a result of the launch of the fishing line in fiscal year 2008.  During fiscal year 2009, our costs of sales were $2,307,868 (58% of the total revenues) compared to $1,478,968 (80% of the total revenue) for the prior year. An appropriate provision of $178,000 of slow moving inventory is included in cost of sales as a result affecting the margins.  During fiscal year 2009, our general and administrative costs were $3,136,906 as compared to $5,610,015 in 2008. These general and administrative costs primarily consist of marketing costs, including trade shows, legal and accounting expenses necessary to maintain the Company’s reporting requirements to be a publicly traded entity, and consulting fees which were satisfied primarily through the issuance of our common stock. During fiscal 2008, general and administrative expenses aggregated $5,610,015 and consisted primarily of similar expenses. The decrease in general and administrative expenses in fiscal 2009 from 2008 was primarily due to the streamlining of the logistics costs, reduction in the number of consultants utilized by the company, and reduction in salaries paid to the consultants.  Net loss for fiscal 2009 was $1,593,160 ($0.19 per share) as compared to a net loss of $2,855,341 ($0.44 per share before the effect of the preferred stock dividend) for fiscal 2008. The decrease in the net loss is largely attributable to the increased gross margin from increased revenue, combined with lower selling, general and administrative expenses.

Liquidity and Capital Resources

 During fiscal 2009, we were able to achieve breakeven status, generating $96,225 in cash for our operations compared to having utilized $1,477,309 for operations in fiscal 2008. The decrease was due primarily to reduced spending on sales and marketing as well as the derivative liability revaluation. For fiscal 2009, funds generated from financing sources aggregated $201,888 compared to $575,406 generated in fiscal 2008. During fiscal 2009, the Company received $51,888 as loans and advances made from officers/shareholders, and a net amount of $300,000 in proceeds from issuance of convertible debentures, while repaying $150,000 of the short term unsecured promissory note, versus receiving $450,000, and $825,000, respectively, in fiscal 2008 from the issuance of preferred stock, common stock and convertible notes offset by repayments of $475,000 in convertible notes. The Company incurred $9,556 in fixed asset purchases in fiscal 2009 compared to $78,673 in fiscal 2008.

From our inception through the end of fiscal year 2008, our primary source of funds has been from the proceeds from private offerings of our common stock and advances from officers and consultants, related parties and loans from stockholders. The Company’s need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations. There is no assurance that management will be successful in fulfilling all or any element of its plans. The failure to achieve these plans will have a material adverse effect on our Company’s financial position, results of operations and ability to continue as a going concern. As noted in our auditor’s report dated September 25, 2009, there is substantial doubt about our Company’s ability to continue as a going concern.

Recent Accounting Pronouncements affecting the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information; SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  In February, 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The implementation of SFAS No. 157 for financial assets and liabilities, effective July 1, 2008, did not have an impact on the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement in its non-financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It will be effective for the Company on July 1, 2009 and its  effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

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

In April 2009, the FASB issued three related FSPs: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (ii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which will be effective for interim and annual periods ending after June 15, 2009, which is the Company’s fiscal year ending June 30, 2009. FSP FAS 157-4 provides guidance on determining the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company’s adoption of these FSPs did not result in any financial statement impact.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP FAS 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It will be effective for the Company on July 1, 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective in the first interim period ending after June 15, 2009. The Company’s adoption of SFAS No. 165 did not result in material financial statement impact.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how to determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after November 15, 2009. The Company is in the process of studying the potential financial statement impact of adopting SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting,” which represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS No. 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective in the first interim and annual periods ending after September 15, 2009, which is the Company’s fiscal year beginning July 1, 2009. The Company does not anticipate any significant financial statement impact of adopting SFAS No. 168; however, it will change the Company’s references to U.S. Generally Accepted Accounted Principles upon adoption.

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

Inventory

Inventory consists primarily of goods held for resale and their components. Inventory is stated at the lower of cost or market with cost determined using the weighted-average method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, a provision is recorded to reduce inventory to its net realizable value.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS

The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this Annual Report on Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company and its subsidiary in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation as of June 30, 2009, our management, including  the Chief Executive Officer and Chief Financial Officer,  has  concluded that our disclosure controls and procedures  (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act)  were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our  management, including the Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations.  Because of these inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

ITEM 9B.                      OTHER INFORMATION

On July 20, 2009, Element 21 Golf Company (the “Company”) filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Company (the “Amendment”.  In connection with the Amendment, the Company agreed to pay dividends on the Series B Convertible Preferred Stock of the Company (the “Series B Stock”) quarterly and the current holders of the Series B Stock (the “Holders”) agreed that such dividends could be paid by delivery of the Company’s common shares.  In connection with the Amendment, the conversion price was adjusted, one of the holders returned to the Company 5,882,353 unregistered common shares received by reason of the conversion of its Series B Stock in consideration for the reissuance to the Holder of 58,823 shares of unregistered Series B Stock, both of the Holders received 832,677 unregistered common shares in consideration for accrued dividends and 25,000 unregistered common shares as consideration for the Amendment. Prior to this amendment the Holders of the Series B Stock had waived all dividends for the years ended 2007, 2008 and 2009.

On September 4, 2009, the Company terminated the exclusive distribution agreement with Kanata Shaft Company LLC.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal year ended June 30, 2009, all of whom are consultants to the Company and not employees, and the period or periods during which each such director or executive officer has served in his or her respective positions.

Name	Age	Position with the Company	Date of Election or Designation
Nataliya Hearn, Ph.D.	42	Chairman, President, CEO and Director	October 4, 2002
David Khazak	42	CFO	January 2, 2009
John Grippo	53	Ex-CFO	March 1, 2006 - December 31, 2008
Sergei Bedzouik,Ph.D	52	Ex-Director	Jan 20, 2007 – May 6, 2009
Mary Bryan	57	Director	March 15, 2007
Benton Wilcoxon	59	Ex-Director	June 22, 2007 – June 16, 2009
Errol Farr	48	Director	June 16, 2009
Warren Zapfe	55	Director	June 19, 2009

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

Business Experience

 Dr. Nataliya Hearn, Ph.D., P.Eng. — Chairman, President and CEO

Dr. Hearn has been affiliated with the Company since September 2002.  She has extensive experience in technology evaluation, development, and transfer and technology acquisition. Dr. Hearn has been responsible for the development, design and production of the Element 21 high performance Scandium golf products. She is responsible for assembling the Company’s current team of experts. Dr. Hearn holds a Ph.D. in Civil Engineering from University of Cambridge. Associated Professor University of Windsor (1999-2008). Ex-Board member of Mg Industries (MAA.V TSX) (resigned 2008).

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

Errol Farr – Director (Head of Audit Committee)

Mr. Farr presently is the President and CEO of ADEX Mining Inc., formerly listed on the TSX Venture Exchange and has been their Chief Financial Officer since 1999. ADEX is a mining company developing the Mount Pleasant mineral property in New Brunswick. Mr. Farr also serves as the President and CEO of Outlook Resources Inc., also a TSX Venture Exchange listed resource company. From 1999 to 2008, Mr. Farr was the Chief Financial Officer of Magindustries Corp., a TSX Venture Exchange listed resource company with potash, magnesium and forestry projects in the Republic of Congo.

Warren Zapfe (Head of Compensation Committee)

Mr. Zapfe has been the owner of Fourseason Drywall Inc. for the past 45 years and the owner of Camdon Glass for the past 30 years, both highly successful construction companies in Toronto, Canada. Mr. Zapfe currently serves as Chairman of the Good Sheppard Centre, President of the Interior Contractor's Association and as a Director of Dinor Resources (TSX-V: DOR)

Benton Wilcoxon – Director (resigned effective June 16, 2009)

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

Dr. Sergei Bedziouk — Director (resigned effective May 6, 2009)

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

David Khazak – Chief Financial Officer

David Khazak is a Chartered Accountant with over eighteen years of experience in public accounting. Before joining Element 21 in January 2009, Mr. Khazak served as CFO, since January 2009.  His areas of expertise include financial reporting of mid-size and large US and Canadian based private and public Companies as well as international conglomerates. Mr. Khazak served as a CFO and controller of a large metallurgical conglomerate. He began his public accounting experience with big four in 1988.

John Grippo – Chief Financial Officer (resigned effective December 31, 2008)

John Grippo, CPA brings over 15 years experience as CFO for public and private companies focused on the manufacturing, distribution and financial services industries ranging in size up to $250 million in revenue. Mr. Grippo is a financial consultant to several small to medium sized companies, including functioning as a part time chief financial officer. Mr. Grippo graduated from the University of Florida, is certified by the state of Connecticut and is a member of the New York State Society of Certified Public Accountants.

Audit Committee

            The Board of Directors serves as the Company’s audit committee. Newly appointed director Errol Farr qualifies as a “financial expert” pursuant to Item 401 of Regulation S-B, and the Audit Committee is comprised solely of independent directors.

Compliance with Section 16(a) of the Exchange Act

            Some of the executive officers and directors of the Company filed a Form 3 and/or Form 4 during the fiscal year.  The Company is not aware of any Section 16(a) filings that were required to have been made that were not made.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation of the Company’s current Chief Executive Officer and each other executive officer that received total salary and bonus exceeding $100,000 since its inception (“Named Executive Officers”). Most of the compensation was paid by delivery of shares of restricted common stock.

Summary Compensation Table

The following table sets forth the aggregate executive compensation paid by our Company for services rendered during the periods indicated (each person is referred to in this Item 10 as a “Named Executive Officer”).
SUMMARY COMPENSATION TABLE
					Long-Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Years of Periods Ended	$ Salary	$ Bonus	Other Annual Compensation	Restricted Stock Awards $	Option/ SAR’s #	LTIP Payouts $	All Other Compensation
Nataliya Hearn, PhD,	06/30/09	240,000	0	36,523	0	0	0	0
President, CEO and	06/30/08	249,942	498,644	0	0	0	0	0
Director (1)	06/30/07	255,592	0	0	0	0	0	0

David Khazak, Chief	06/30/09	73,889	0	20,559	0	0	0	0
Financial Officer (2)

John Grippo, Chief	06/30/09	43,963	0	0	0	0	0	0
Financial Officer (3)	06/30/08	144,000	0	0	0	0	0	0
	06/30/07	141,250	0	0	0	0	0	0

David Sindalovsky	06/30/09	88,000	0	0	0	0	0	0
Consultant (4)	06/30/08	585,647	0	0	0	0	0	0
	06/30/07	730,110	0	0	0	0	0	0

(1)
Nataliya Hearn serves as the CEO and President of the Company. In 2008, the Company granted Dr. Hearn options to purchase 200,000 common shares at a purchase price of $1.60 per share. Ms. Hearn began serving as an executive officer of the Company on October 4, 2002. Beginning January 1, 2006, at Ms. Hearn’s election, she could elect to receive monthly either $15,000 cash compensation or $20,000 in warrants at a purchase price of $0.20 per share. In 2008, the Board of Directors approved renewal of Dr. Hearn’s contract to serve as President and CEO of Element 21.  Under the terms of this contract, Dr. Hearn has the option of cash compensation of $20,000 in cash/stock or warrants per month.  In addition, Dr. Hearn receives a bonus of 200,000 warrants each year priced at $0.12 per share in 2010 and 2011 on January 1 of each year. Ms. Hearn earned $45,000, $0 and $28,917 in cash compensation for the years ended June 30, 2007, 2008 and 2009, respectively. Ms. Hearn received 56,233, 122,117 and 200,000 warrants at a purchase price of $0.20 per share in 2007 and 2008 and $0.12 in 2009 valued at  $185,592, $249,942 and $26,560 for the years ended June 30, 2007, 2008 and 2009, respectively. During fiscal 2009, Dr. Hearn deferred $211,083 of her cash compensation (in order to conserve the Company’s cash). Dr. Hearn’s current three year contract expires December 31, 2011.

(2)
Mr. Khazak was hired as an executive officer on January 2, 2009. The Board approved appointment of David Khazak to serve as the CFO of Element 21, subsequent to the resignation of John Grippo.  Mr. Khazak earned $10,000 in cash and $63,889 in restricted stock for the year ended June 30, 2009. Mr. Khazak’s compensation since his hire has been $10,000 plus (5%) GST per month paid in restricted common shares on monthly basis

(3)
Mr. Grippo was hired as an executive officer on March 1, 2006 and resigned in December 2008. Mr. Grippo earned $43,500, $54,000 and $13,963 in cash and $97,750, $90,000 and $30,000 in restricted stock for the years ended June 30, 2007, 2008 and 2009, respectively. Mr. Grippo’s contract terminated December 31, 2008. Under the terms of this contract, Mr. Grippo received cash compensation of $4,500 plus the equivalent of $7,500 in restricted common shares per month.

(4)
Mr. Sindalovsky was hired as an outside consultant for material sourcing, manufacturing, engineering and the Company’s relationship with strategic partners in Asia and Russia. Mr. Sindalovsky was granted 200,000, 200,000 and 200,000 in restricted shares of common stock for the years ended June 30, 2007, 2008 and 2009, respectively and 100,000 warrants at a purchase price of $1.60 per share vesting immediately and expiring in four years during the year ended June 30, 2006. The Board of Directors also approved a contract for Mr. David Sindalovsky, Materials and Manufacturing Consultant. Under the terms of the agreement, Mr. Sindalovsky is compensated 200,000 shares of restricted common shares issued at 5 day closing average at the date of issue.  This contract expired on January 1, 2009 and new contract was approved for 250,000 shares of restricted common shares issued at 5 day closing average at the date of issue.

Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the years ended June 30, 2009, or 2008, or the period ending on the date of this Annual Report. Further, except as indicated above, no member of our Company’s management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation Committee

The Board of Directors serves as the Company’s compensation committee. Warren Zapfe heads Compensation Committee.

Compensation of Directors and Consultants

Until January 1, 2009 there are no standard arrangements pursuant to which our Company’s directors are compensated for any services provided as director. On January 6, 2009, directors and consultants were given compensation in the form of common stock purchase warrants as specified below:

Nataliya Hearn (Director)	warrants to purchase 75,000 common shares @ $0.1338 each	$9,963
Sergei Bedziouk (ex-Director)	warrants to purchase 75,000 common shares @ $0.1338 each	$9,963
Mary Bryan (Director)	warrants to purchase 75,000 common shares @ $0.1338 each	$9,963
Benton Wilcoxon (ex-Director)	warrants to purchase 75,000 common shares @ $0.1338 each	$9,963
David Khazak (Director)	warrants to purchase 50,000 common shares @ $0.4112 each	$20,560
Altaf Kassam (Consultant)	warrants to purchase 150,000 common shares @ $0.1338 each	$19,927
Nigel Da Costa (Consultant)	warrants to purchase 75,000 common shares @ $0.1338 each	$9,963
Notebook Solutions Inc. (Consultant)	warrants to purchase 100,000 common shares @$0.4112 each	$41,119

TOTAL:		$131,421

No additional amounts are payable to our Company’s directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement

Except for the Company’s Agreements with Dr. Hearn, Mr. Grippo and David Khazak,  as well as the consulting agreement with Mr. Sindalovsky, there are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s consulting relationship with our Company or our subsidiaries, or any change in control of our Company, or a change in the person’s responsibilities following a change in control of our Company.

ITEM 12                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AD RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners.

 All tables as of September 28, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(3)
Common Stock, par value $0.01 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	1,841,291	(1)	16.37%

	Vladimir Goryunov Alderstasse 31 Zurich 8008,Switzerland	1,841,291	(2)	16.37%

Series A Convertible Preferred Stock, par value $0.10 per share	Nataliya Hearn(4) 200 Queens Quay East, #1 Toronto, On, M5A 4K9	1,221,910	58.00%

	ASA Commerce 1/2 Bolshaya Polyanka Unit 12 Moscow	891,646	42.00%

Series B Convertible Preferred Stock, par value $0.10 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	58,243	50.00%

	Vladimir Goryunov Alderstasse 31, Zurich 8008,Switzerland	58,243	50.00%

(1)
Represents 857,677 shares of Common Stock owned directly and 983,614 shares of Common Stock that the reporting person has the right to acquire within sixty (60) days upon the conversion of Series B Convertible Preferred Stock.

(2)
Represents 857,677 shares of Common Stock owned directly and 983,614 shares of Common Stock that the reporting person has the right to acquire within sixty (60) days upon the conversion of Series B Convertible Preferred Stock.

(3)
Calculated based on 7,480,984 of Common Stock outstanding as of September 20, 2009 plus an aggregate of 2,941,186 shares of Common Stock issuable to Clearline Capital LLC and Vladimir Goryunov as described above.

(4)	Address is c/o Element 21 Golf Company, 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

 (b) Security Ownership of Management. Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (3)
Common Stock, par value $0.01 per share	Nataliya Hearn, Ph.D., President, Chief Executive Officer and Director (2)	928,209	(1)	9.00%
	David Khazak Chief Financial Officer (2)	75,000		0.01%
	Mary Bryan Director (2)	4,234		* %
	Dr. Sergey Bedziouk Ex-Director (2)	17,500		* %
All Officers, Directors as a Group (5 Persons)		1,024,943		9.01%
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
 (2)   Address is c/o Element 21 Golf Company, 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9
 (3) Calculated based on 11,984,272 shares of Common Stock outstanding as of September 22, 2009 plus an aggregate of 729,066 shares of Common Stock issuable upon the exercise of granted warrants and the conversion of outstanding shares of Series A Convertible Preferred Stock as described above.
*   Less than 1%.

Changes in Control

Two stockholders, Clearline Capital LLC and Vladimir Goryunov, as a group, beneficially own over 32% of our common stock. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price. In addition, the holders of the Series B Convertible Preferred Stock have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000.  Even though the management does not hold majority ownership, its ownership of the Preferred A Stock gives them control of the Company based on the 50 to 1 super-voting rights of these class of shares.

Currently, no known change of control is anticipated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Transactions with Management and Others

The Company purchased $183,100 in inventory from VM Midday, Inc., a company owned by the spouse of John Grippo, the Company’s ex-Chief Financial Officer, who resigned on December 31, 2008. With the resignation of John Grippo, a new import partner was set up. Rustex Equipment, Inc., is now providing import logistics services to Element 21.

During the year ended June 30, 2008 the Company incurred a royalty expense of $240,531 for the sale of fishing equipment. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced Light Alloys Corporation, a British Virgin Island corporation that is wholly-owned by David Sindalovsky, a consultant to the Company. The Company has not paid any royalties to date to Advance Light Alloys Corporation. See also Notes 3(d) and 8(b).

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

MSCM LLP is the Company’s independent auditors. Audit and review fees for the years ended June 30, 2009 for MSCM LLP $57,875 and for Lazar, Levine and Felix LLP for the year ended June 30, 2009 $31,000 and for 2008 aggregated $104,000. MSCM was hired effective March 30th, 2009.

Tax Fees

For the years ended June 30, 2009 and 2008, LLF did not provide any tax services.

All Other Fees

For the years ended June 30, 2009 and 2008, the Company was not billed for products and services other than those described above.

Audit Committee Pre-Approval Policies

The Board of Directors, which is performing the equivalent functions of an audit committee, has pre-approved all audit services provided by the independent auditors, and the compensation, fees and terms for such services. No permitted non-audit services were provided or approved by the Board of Directors.

ITEM 15                      EXHIBITS

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

3(i)(5)
Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K dated June 18, 2007.

3(i)(6)
Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, dated July 10, 2009, incorporated herein by reference to Exhibit 4.12 to the Company’s Form 8-K filed on August 3, 2009.

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.

21.1	Opinion letter of Lazar, Levine & Felix LLP dated September 29, 2008, filed herewith

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

ELEMENT 21 GOLF COMPANY

Date: September 28, 2009	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Chairperson

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Each person whose signature appears below hereby authorizes Nataliya Hearn and Warren Zapfe, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Date: September 28, 2009	By:	/s/Nataliya Hearn
Nataliya Hearn, Ph.D.
President, Chief Executive Officer and Chairperson

Date: September 28, 2009	By:	/s/ Warren Zapfe
Warren Zapfe
Director

Date: September 28, 2009	By:	/s/ Mary Bryan
Mary Bryan
Director

Date: September 28, 2009	By:	/s/ Errol Farr
Errol Farr
Director

Date: September 28, 2009	By	/s/ David Khazak
David Khazak
Chief Financial Officer

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Element 21 Golf Company
Toronto, Canada

We have audited the accompanying consolidated balance sheet of Element 21 Golf Company and subsidiary, (the “Company”) as of June 30, 2009 and the consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Element 21 Golf Company and subsidiary as of June 30, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MSCM LLP

Toronto, Ontario
September 25, 2009

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Element 21 Golf Company
Toronto, Canada

We have audited the accompanying consolidated balance sheet of Element 21 Golf Company and subsidiary, (the “Company”) as of June 30, 2008 and the consolidated statements of operations, shareholders’ deficit and cash flows for the year ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Element 21 Golf Company and subsidiary as of June 30, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/LAZAR LEVINE & FELIX LLP
LAZAR LEVINE & FELIX LLP

New York, New York
September 29, 2008

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

	2009	2008
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$1,048,402	$770,602
Accounts receivable - net of allowance for doubtful accounts of $20,774 and $42,000 at June 30, 2009 and 2008, respectively	515,577	471,006
Inventories, net	1,276,891	1,556,788
Prepaid expenses and other current assets	399,604	46,615
TOTAL CURRENT ASSETS	3,240,474	2,845,011

FIXED ASSETS – NET	53,690	101,255

TOTAL ASSETS	$3,294,164	$2,946,266

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -

CURRENT LIABILITIES:
Accounts payable	$815,498	$945,230
Royalty payable	640,564	240,524
Accrued expenses – compensation	1,981,432	1,617,074
Deferred revenue	24,000	60,720
Current loan payable – shareholder	675,000	825,000
Convertible notes, net of discount of $70,454	229,546	-
Derivative liability	-	117,284
TOTAL CURRENT LIABILITIES	4,366,040	3,805,832

LONG-TERM LIABILITIES:
Accounts payable - related parties	242,076	242,076
Loans and advances – officer	156,613	110,412
TOTAL LONG-TERM LIABILITIES	398,689	352,488

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding at June 30, 2009 and 2008	2,114	2,114
Series B Convertible Preferred stock, $0.10 par value, authorized 353,000 shares, 294,126 shares issued and outstanding at June 30, 2009 and 2008	29,413	29,413
Common stock, $0.01 par value; 300,000,000 shares authorized, 9,592,363 and 7,256,088 shares issued and outstanding at June 30, 2009 and 2008, respectively	95,924	72,561
Additional paid-in capital	24,065,711	22,754,425
Accumulated deficit	(25,663,727)	(24,070,567)
TOTAL SHAREHOLDERS’ DEFICIT	(1,470,565)	(1,212,054)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,294,164	$2,946,266

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Year Ended June 30,
	2009	2008

REVENUES	$4,008,633	$1,841,370

COSTS OF SALES	2,307,868	1,478,968

GROSS PROFIT	1,700,765	362,402

GENERAL AND ADMINISTRATIVE EXPENSES	3,136,906	5,610,015

LOSS FROM OPERATIONS	(1,436,141)	(5,247,613)

OTHER INCOME (EXPENSE):
Interest expense	(255,302)	(34,315)
Derivative income	95,250	2,411,711
Interest income and other income (expense), net	3,033	14,876
	(157,019)	2,392,272

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,593,160)	(2,855,341)

Provision for income taxes	-	-

LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,593,160)	$(2,855,341)

Basic and diluted weighted average shares	8,443,043	6,445,582

Basic and diluted loss per share	$(0.19)	$(0.44)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, June 30, 2007	$2,114	$35,295	5,944,996	$59,450	$20,117,109	$(21,215,226)	$(1,001,258)
Exercise of warrants	-	-	150,000	1,500	248,500	-	250,000
Conversion of debt to common stock	-	-	100,000	1,000	239,000	-	240,000
Conversion of Preferred B shares to Common Stock	-	(5,882)	294,118	2,941	2,941	-	-
Issuance of common stock for services	-	-	696,974	6,970	1,947,575	-	1,954,545
Sale of common stock	-	-	70,000	700	199,300	-	200,000
Net loss	-	-	-	-	-	(2,855,341)	(2,855,341)
Balance June 30, 2008	2,114	29,413	7,256,088	72,561	22,754,425	(24,070,567)	(1,212,054)
Issuance of common stock for services	-	-	2,336,275	23,363	894,262	-	917,625
Issuance of stock warrants for services	-	-	-	-	157,980	-	157,980
Adjustment of derivative liability	-	-	-	-	22,034	-	22,034
Issuance of warrant on Convertible note	-	-	-	-	237,010	-	237,010
Net loss	-	-	-	-	-	(1,593,160)	(1,593,160)
Balance June 30, 2009	$2,114	$29,413	9,592,363	$95,924	$24,065,711	$(25,663,727)	$(1,470,565)

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,593,160)	$(2,855,341)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Compensatory common stock	1,305,039	2,582,355
Compensatory warrants	211,082	789,400
Bad debt provision	(21,226)	27,000
Depreciation and amortization	57,460	221,651
Amortization of debt discount	(70,454)	-
Excess derivative liability (income) expense	(117,284)	(2,288,227)
Changes in:
Accounts receivable	(25,875)	(374,851)
Inventories	279,897	(634,968)
Prepaid expenses and other current assets	(352,471)	111,532
Accounts payable	(122,988)	575,730
Accrued expenses	484,916	352,240
Accrued interest	98,008	(27,250)
Deferred revenue	(36,720)	43,420
Net cash provided by (used in) operating activities	96,224	(1,477,309)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of capital assets	(9,556)	(78,673)
Net cash used in investing activities	(9,556)	(78,673)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	-	(224,594)
Loans and advances made from officers/shareholders	51,888	-
Proceeds from exercise of warrants and sale of common stock	-	450,000
Proceeds from short-term loans	-	1,825,000
Proceeds from convertible debt	300,000	-
Repayments of short-term loans	(150,000)	(1,000,000)
Repayment of convertible debt	-	(475,000)
Net cash provided from financing activities	201,888	575,406

Foreign currency exchange fluctuation	(10,756)	-

NET (DECREASE) INCREASE IN CASH	277,800	(980,576)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	770,602	1,751,178

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,048,402	$770,602

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$26,786
Income taxes paid	$-	$-
Issuance of stock to settle accrued expenses – related party	$917,625	$465,947
Conversion of debt and accrued interest to common stock	$-	$240,000
Compensatory stock and warrants	$1,547,621	$3,371,754

See notes to consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

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

(b)      Going Concern:

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s subsidiary is inactive and is not expected to produce revenues or generate cash. During the last quarter of fiscal year 2005, the Company commenced sales of its products and has begun generating revenues. However, as of June 30, 2009, the Company continues to have negative working capital of $1,125,566, an accumulated deficit of $25,663,727, a total shareholders’ deficit of $1,470,565 and for the year ended June 30, 2009 incurred a net loss of $1,593,160, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions relate to but are not limited to allowances for doubtful accounts, inventory valuation, and stock-based payments. Actual results could differ from those estimates.

(e)	Foreign Currency Transaction:

Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period.  Revenues and expenses are translated at a weighted average of exchange rates which were in effect during the period.

 ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f)	Fair Value of Financial Instruments:

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, royalty payable, notes payable and amounts due to related parties. The carrying value of all instruments approximates their fair value, due to their short-term nature.

(g)	Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(h)	Inventories:

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (weighted-average method) or market and are comprised as follows:

	2009	2008
Finished goods	$1,230,297	$943,485
Components	224,594	613,303
	1,454,891	1,556,788
Less: Provision for inventories	178,000	-
	$1,276,891	$1,556,788

In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, a provision is recorded to reduce inventory to its net realizable value.

(i)	Accounts Receivable and Bad Debts:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on a review of the current status of trade receivables. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts may change.

(j)	Fixed Assets and Depreciation:

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

Furniture and fixtures	5 years
Transportation equipment	5 years
Computer equipment	4 years
Office equipment	5 years
Tools and dies	2 years
Leasehold improvements	3 years

(k)	Impairment or Disposal of Long-Lived Assets:

The Company assesses the impairment of long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value.  The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. We have not recorded any impairment charges for long-lived assets during the years ended June 30, 2009 and 2008.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(l)	Revenue Recognition:

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

(m)	Income Taxes:

Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax incurred for the period and the change during the period of deferred tax assets and liabilities.

(n)	Stock-Based Compensation:

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

(o)	Net Loss Per Common Share:

The following weighted average shares were used for the computation of basic and diluted loss per share:

	For the years ended June 30,
	2009	2008
Basic	8,443,043	6,445,582
Diluted	8,443,043	6,445,582

Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the years ended June 30, 2009 and 2008 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the diluted per share computation since their effect was anti-dilutive.

	For the years ended June 30,
	2009	2008
Stock options	160	160
Warrants	2,169,702	2,483,581
Preferred stock	2,407,682	1,885,016

(p)	Advertising costs:

Advertising costs are recognized when incurred. For the years ended June 30, 2009 and 2008, advertising costs were approximately $145,000 and $235,000, respectively. Deferred advertising costs of $192,795 and nil were included in prepaid expenses at June 30, 2009 and 2008, respectively. Deferred advertising costs are incurred by barter transactions with ITEX for generation (I) golf equipment.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(q)	Recent Accounting Pronouncements Affecting the Company:

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It will be effective for the Company on July 1, 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

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

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(q)	Recent Accounting Pronouncements Affecting the Company (Continued):

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

In April 2009, the FASB issued three related FSPs: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (ii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which will be effective for interim and annual periods ending after June 15, 2009, which is the Company’s fiscal year ending June 30, 2009. FSP FAS 157-4 provides guidance on determining the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company’s adoption of these FSPs did not result in any financial statement impact.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(q)	Recent Accounting Pronouncements Affecting the Company (Continued):

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP FAS 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It will be effective for the Company on July 1, 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective in the first interim period ending after June 15, 2009. The Company’s adoption of SFAS No. 165 did not result in material financial statement impact.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how to determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after November 15, 2009. The Company is in the process of studying the potential financial statement impact of adopting SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting,” which represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS No. 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective in the first interim and annual periods ending after September 15, 2009, which is the Company’s fiscal year beginning July 1, 2009. The Company does not anticipate any significant financial statement impact of adopting SFAS No. 168; however, it will change the Company’s references to U.S. Generally Accepted Accounted Principles upon adoption.

NOTE 2 -          FIXED ASSETS:

Fixed assets consist of the following:

	2009	2008
Furniture and fixtures	$22,523	$22,523
Transportation equipment	18,126	18,126
Computer equipment	30,111	20,215
Tools and dies	739,628	739,628
Leasehold improvements	28,326	28,326
Office equipment	6,600	6,600
	845,314	835,418
Less: accumulated depreciation and amortization	791,624	734,163
	$53,690	$101,255

Depreciation expense for the fiscal 2009 and 2008 years aggregated $57,462 and $221,651, respectively.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

.
 NOTE 3 -          RELATED PARTY ADVANCES AND LOANS PAYABLE (see also note 9):

(a)	Accounts Payable - Related Parties:

On April 1, 2008, the Company agreed to settle all obligations due to Dr. Bruce Reeves, Assuretec Systems, Inc., Assuretec Holdings, Inc., Robertson Financial Advisors, LLC and RT Robertson Consultants, Inc.  These obligations related to services rendered prior to June 30, 2005.  The Company issued 100,000 common shares with a fair value of $240,000 in return for full settlement of any and all liabilities. The $242,076 balance outstanding at June 30, 2009 is due to officer CEO of the Company from advances made or services provided with no stated interest rates or formal repayment terms.

(b)	Loans and Advances - Officer:

Loan and advances received from an officer is on a non-interest bearing basis and the officer has agreed to not demand payment during the next fiscal year.

(c)	Accounts payable:

Included in accounts payable as of June 30, 2009 and 2008 is approximately $4,000 and $44,000, respectively, due to an officer and shareholder. Also included in accounts payable as of June 30, 2009 and 2008 is $1,001 and $535,596, respectively, owed to a company owned by the spouse of the Company’s ex-Chief Financial Officer for inventory purchases.

(d)	Accrued expenses:

Included in accrued expenses as of June 30, 2009 and 2008 is approximately $1,882,000 and $1,476,000, respectively, of compensation accrued for our officers and related parties. Substantially all of this liability is due to be paid in Company common stock.  Also included in accrued expenses as of June 30, 2009 is $640,564 for royalties that is due to Advanced Light Alloys Corporation, a British Virgin Island corporation.

(e)	Current loan payable – shareholder:

The Company entered into an unsecured promissory note of $825,000 on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The loan agreement contains default provisions and the Company went into default. On April 20, 2008, the Company negotiated an extension of the repayment date until October 1, 2009. During the year ended June 30, 2009 the Company repaid $150,000 of the loan. The loan repayment terms require payments of $50,000 every 4 to 6 weeks, commencing March 18, 2009. Management is in the process of negotiating extension of the note payable.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 4 -          CONVERTIBLE NOTES:

Secured Convertible Note

The Company consummated a $300,000 Convertible Bridge financing on January 20, 2009 by entering into a Convertible Bridge Loan Note (“Convertible Note”), Warrant Agreement and Subscription Agreement collectively the (“Subscription Agreements”).

The Subscription Agreements provide for the Purchaser to loan to the Company $300,000 in exchange for a Convertible Note which provides for repayment within 6 months from January 20, 2009 at the rate of 7% per annum due and payable upon maturity. The Convertible Note can be converted by the Purchaser anytime or at the expiration of 6 months at a conversion price equal to 45 cents per share.

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

The Company is currently negotiating re-payment and conversion time lines of the Convertible Note.

The convertible debentures are accounted for in accordance with EITF No. 98-5 and 00-27. The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

Date Issued	/20/2009
Promissory Note Amount	$300,000
Conversion Price	$0.45
Gross Proceeds	$300,000
Net Cash Proceeds	$00,000
Warrants Issued to Investors	$57,143
Warrants Exercise Price	0.35
Warrants Fair Value (WFV)	$246,017
Warrants Relative Fair Value	$135,170
Beneficial Conversion Feature (BCF)	$101,837
Amortization of WFV and BCF as non-cash interest expense	$39,663

Black-Scholes Model Assumptions: risk free interest (1.96%); expected volatility (205%); expected life (12 months); no dividends.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 4 -           CONVERTIBLE NOTES (Continued):

Bridge I Financing:

Between January 17 and March 6, 2006, the Company issued 10% Convertible Promissory Notes in the aggregate principal face amount of $540,000 to 15 individual investors. With respect to notes totaling $340,000 (the “$340,000 Notes”), each such investor also received three separate warrants (a warrant exercisable for one year, a warrant exercisable for two years, and a warrant exercisable for three years) to purchase shares of the Company's common stock up to an amount equal to the initial investment in the Notes at an exercise price determined based on a twenty day trading average of shares of the Company’s Common Stock prior to the date of exercise or from and after the date of an equity financing of at least $5.0 million (the “Equity Financing”) completed within 12 months. With respect to one note for $200,000 (the “$200,000 Note”), the investor received 3,529,413 warrants (1/3 warrants exercisable for one year, 1/3 warrants exercisable for two years, and the remaining 1/3 warrants exercisable for three years) with similar terms, except that the warrants were exercisable at an exercise price which was fixed at $3.40 per share. All of these warrants were subject to certain anti-dilution price adjustments. The $340,000 Notes and the $200,000 Note matured one year after issuance and accrued interest at an annual interest rate equal to 10% per annum, payable at maturity. All the notes and interest were convertible, at the option of the investor, into shares of Company’s Common Stock under the same terms and conditions as the warrants.

During the year ended June 30, 2007, two notes totaling $75,000 (and $7,500 in related accrued interest) were converted into 485,294 shares of common stock. As a result, the Company charged the remaining balance of $40,625 of unamortized discount to the notes to additional paid-in capital. In order to induce the note holders to convert their notes into stock, the Company offered certain incentives, which included piggy back registration rights for the warrants, payment in full of all interest and an extension of the warrant expiration terms by approximately seven months. As a result of the extension of the warrant expiration date, the Company recorded an additional $122,215 in derivative expense in fiscal 2007. In addition, two $20,000 notes were cancelled during the year ended June 30, 2007 and the proceeds were returned to the investor and all entries related to the recording of the note were reversed, including $33,549 of derivative liability and all accrued interest. During the year ended June 30, 2007, the remaining $225,000 face value of the $340,000 Notes matured and was paid, along with the requisite accrued interest of 10% per annum, and the original one year warrants had expired without being exercised. In January 2007 the $200,000 Note matured, however, the holder requested, and the Company granted a six month extension to exercise the conversion of the one year warrants and the note. The Company granted the extension of the maturity date on the note to July 15, 2007 without interest. In June 2007, the holder requested an early payment of the note and in return agreed to the cancellation of all the warrants, to which the Company agreed. The Company terminated the related warrants in June 2007 and recorded the termination as derivative income. In July 2007 the Company paid the $200,000 Note and accrued interest of $20,000.

As of June 30, 2008, all of the remaining unexpired warrants (three year) related to the $340,000 Notes financing that were not converted were revalued and the liability was adjusted to approximately $22,000. The terms of the warrants issued for the $340,000 Notes resulted in the Company losing control over the number of shares to be issued (the “tainting feature”). As such, all warrants and embedded derivatives, if any, related to convertible notes and preferred shares issued subsequently would be affected by this tainting feature and would default to being recorded as derivative liability and not equity. As of June 30, 2008 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return of 2.05% and volatility of 65.22%. Volatility was based upon the historical volatility of the Company’s stock price.

As of June 30, 2008, the warrants related to the $75,000 of converted notes were revalued and the liability was adjusted to approximately $2,000. As of June 30, 2008 the Company revalued the warrants using the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the conversion option or warrants, as the case may be; no dividends; a risk free rate of return ranging from 1.45% to 2.30% and volatility of 65.22% (range in rates of return is due to the terms of the remaining warrants). Volatility was based upon the historical volatility of the Company’s stock price.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 4 -           CONVERTIBLE NOTES (Continued):

Bridge II Financing:

Between May 5 and June 30, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $623,000 to 16 individual investors (the “$623,000 Notes”). Each such investor also received warrants, exercisable for one year, to purchase shares of the Company's common stock up to 150% of the investor’s initial investment in the $623,000 Notes at an exercise price equal to the lesser of (i) $3.50, or (ii) the ten day trading average of shares of the Company’s Common Stock prior to the date of exercise. All of these warrants were subject to certain anti-dilution price adjustments. The $623,000 Notes matured one year after issuance and accrued interest at an annual interest rate equal to 10% per annum, payable at maturity. The notes and interest were convertible, at the option of the investor, into shares of the Company’s Common Stock under the same terms and conditions as the warrants.

In July, 2006, the Company issued additional 10% Convertible Promissory Notes in the aggregate principal face amount of $180,000 to 6 additional investors (the “$180,000 Notes”). The terms of the notes and warrants were identical to the $623,000 Notes.

The Company has accounted for the above convertible notes and warrants as follows: under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") an embedded conversion option should be bifurcated and accounted for separately as a derivative instrument, unless the specific requirements for equity classification of the embedded conversion option, as stated in EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”) were met. EITF 00-19 provided that an equity classification was appropriate if the settlement criteria set forth therein for such classification were met and that the additional conditions necessary for equity classification, set forth therein, were also met. Warrants were freestanding derivatives and needed to be similarly analyzed under EITF 00-19 to determine if equity classification was appropriate.

The Company determined that the conversion option of the notes was required to be bifurcated and accounted for as a derivative. The warrants were also required to be recorded and accounted for as a derivative due to the same tainting feature as the Bridge I Financing and as a result of this tainting feature, the terms of the Bridge II Financing also resulted in similar accounting treatment.

The conversion option and the warrants in respect of the Bridge II Financing ($623,000 Notes), were initially valued at approximately $559,800 and $373,200, respectively. The combined liability was restricted to the value of the proceeds of $623,000 and had been recorded as discount to the convertible notes with a corresponding credit to warrant liability, respectively, on a pro-rata basis. The discount of $623,000 was accreted on a straight-line basis over the maturity period of the notes. The liabilities for the conversion option and the warrants were adjusted to zero as of June 30, 2007 as the conversion option of the notes and the warrant stock purchase option expired.

The conversion option and the warrants with respect to the Bridge II Financing ($180,000 Notes) were initially valued at a combined approximate amount of $178,400, which has been recorded as a discount to the convertible notes with a corresponding credit to a derivative liability. The discount was being accreted on a straight-line basis over the maturity period of the notes. The liabilities for the conversion option on the notes and the warrants were adjusted to zero as of June 30, 2008 as the conversion option of the notes and the warrant stock purchase option expired.

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

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 5 -           PREFERRED SHARES:

Series A Convertible Preferred Stock:

In February 2006, the Company issued a total of 2,113,556 shares of newly designated Series A Convertible Preferred Stock in order to settle outstanding debts owed to officers and consultants of the Company (a portion of which were for unpaid consulting fees) in the aggregate amount of $2,113,556. The shares of Series A Convertible Preferred Stock are convertible at the option of the holder, at any time after issuance. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the Original Issue Price of shares of Series A Convertible Preferred Stock, or $1.00, by the Conversion Price which is initially equal to $5.10 and is subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to 50 votes per Preferred A share.

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

On the Initial Closing Date, the Company granted each Purchaser (i) one warrant to purchase 187,500 shares of common stock at an exercise price of $4.40 per share in the event the warrant is exercised on or prior to July 31, 2007, and $5.60 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one warrant to purchase 253,677 shares of common stock at an exercise price of $5.60 per share (each an “Initial Warrant”, and collectively, the “Initial Warrants”). On the Subsequent Closing Date, the Company granted each Purchaser (i) one additional warrant to purchase 187,500 shares of common stock at an exercise price of $4.40 per share in the event the warrant is exercised on or prior to July 31, 2007, which increases to $5.60 per share in the event the warrant is exercised on or after August 1, 2007, and (ii) one additional warrant to purchase 253,677 shares of common stock at an exercise price of $5.60 per share (each a “Subsequent Warrant”, collectively, the “Subsequent Warrants” and collectively with the Initial Warrants, the “Warrants”). The exercise prices of the Warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The terms of the Initial Warrants and the Subsequent Warrants are identical. The Warrants expired on January 31, 2009.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

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

On the Closing Date, each Purchaser invested $1 million in the Company in return for 58,824 shares of Additional Series B Preferred Stock and warrants (the terms of which are identical to the Series B Convertible Preferred Stock described above) to purchase an aggregate of 294,120 shares of Common Stock. The Company granted each Purchaser one warrant to purchase 294,120 shares of common stock at an exercise price of $3.80 per share. The exercise prices of the warrants are subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The warrants may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The Warrants expired on May 31, 2008.

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

The Series B Preferred Stock has a conditional 4% dividend attached. The Company has no obligation to pay a dividend except in certain circumstances. The conditional dividend obligation only accrues on the anniversary of each issuance whether the Board of Directors declares a dividend payment or not. The Preferred Stock dividend has a priority over junior equity issuances upon the occurrence of a liquidating event. Additionally, no dividends may be paid to holders of common stock unless all cumulative Preferred Stock dividends have been paid. All dividends were waived by the Holders of the Series B Preferred Stock for the years ended 2007, 2008 and 2009 (see Note 12). If dividends were instead earned based on the accrual date of June 30, 2009 versus the anniversary dates, then an additional $86,667 in dividends would have been earned in the year ended June 30, 2009 (June 30, 2008 - $86,667). In addition, the holders of the Series B Convertible Preferred Stock have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000.

In January, 2008, the Company received a request from a Series B Preferred Stock shareholder to convert 58,823 shares to 294,118 common shares.  The effective date of the conversion was January 31, 2008.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 6 -        SHAREHOLDERS’ EQUITY/STOCK OPTION PLANS:

During fiscal 2009 and 2008, the Company issued 2,336,275 and 696,974 shares of its common stock, respectively, to various consultants for marketing and investor relations services provided. Such shares were valued at the market price as of the date of issuance, aggregating $917,625 and $1,954,545, for the years ended June 30, 2009 and 2008, respectively.

During the 2008 fiscal year, one investor and one former officer exercised warrants, the investor for $150,000 and the officer for $100,000, for a total of $250,000 and 150,000 common shares.  In addition, the Company consummated a sale of 70,000 shares of common stock to an investor for $200,000.

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

As of June 30, 2008 there are two stock option plans in effect; the 1992 Directors' Stock Option Plan (Directors' Plan) and the 1992 Stock Option Plan (Option Plan). There are no stock options outstanding under the Option Plan. No stock options have been granted under either the Director’s Plan or the Option Plan since 2002. The Directors' Plan allows for the grant of options to purchase up to 12,500 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant. Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates. The Company has not granted any options under either of these plans during the two years ended June 30, 2009.

The following table summarizes information about stock options outstanding, all of which were granted under the Directors’ Plan and are exercisable:

Outstanding and exercisable as of June 30, 2007, 2008, and 2009	160

Exercise prices of the outstanding options are as follows:

Exercise Prices	Number of Options
$25.00	80
$12.50	80
160

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 6 -        SHAREHOLDERS’ EQUITY/STOCK OPTION PLANS (Continued):

As of June 30, 2009, the Company has the following warrants to purchase common stock outstanding:

Number of Warrants issued	Warrant Exercise Price Per Share	Warrant Expiration Date
22,059	$3.40	August 2, 2009
12,500	$4.00	November 15, 2009
857,143	$0.35	January 30, 2010
100,000	$1.60	June 30, 2010
25,000	$3.40	November 10, 2010
250,000	$1.00	October 1, 2011
200,000	$0.12	January 1, 2012
12,500	$4.00	November 27, 2012
12,500	$4.00	November 27, 2012
150,000	$0.10	January 6, 2019
75,000	$0.10	January 6, 2019
75,000	$0.10	January 6, 2019
75,000	$0.10	January 6, 2019
75,000	$0.10	January 6, 2019
75,000	$0.10	January 6, 2019
50,000	$0.10	February 2, 2019
100,000	$0.10	February 2, 2019
1,500	$3.40	None
1,500	$3.00	None
2,169,702

Equity Instruments Issued for Services Rendered
During the years ended June 30, 2009 and 2008, the Company issued stock warrants and shares of common stock in exchange for services rendered to the Company.  The fair value of each stock warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock warrant.  Shares of common stock are valued at the quoted market price on the date of grant.  The fair value of each grant was charged to the related expense in the statement of operations for the services received.

The following is a summary of the common stock warrants granted, forfeited or expired and exercised:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2007	3,675,473	$3.81
Granted	204,614	$0.93
Forfeited or expired	(1,396,505)	$2.89
Exercised	-	$0.00
Outstanding June 30, 2008	2,483,582	$4.09
Granted	2,064,501	$0.32
Forfeited or expired	(2,378,381)	$4.08
Exercised	-	$0.00
Outstanding and exercisable – June 30, 2009	2,169,702	$0.52

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 7 -          INCOME TAXES:

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”  FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits.  During the years ended June 30, 2009 and 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2009.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not that such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2009 and June 30, 2008.

The tax years 1996 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As of June 30, 2009 the Company has federal net operating loss carryforwards of approximately $24 million available to offset taxable income through the year 2028.  As the Company is based in Canada, there are no material state net operating loss carryforwards.

The Company has now filed all of its outstanding federal and state tax returns for all tax years through June 30, 2006 but has not yet filed its returns for the year ended June 30, 2007, 2008, and 2009. Management intends to cure this deficiency as soon as possible and expects there will be no federal tax liability (based on continued losses) for these delinquent years. Deferred tax assets and liabilities consist of the following as of June 30:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$8,151,000	$7,131,000
Less valuation allowance	(8,151,000)	(7,131,000)
Net deferred tax asset	$-	$-

The approximate $432,000 and $971,000 income tax benefit for the years ended June 30, 2009 and 2008, respectively, have been offset by a corresponding deferred tax asset valuation allowance increase.  Accordingly, no provision (benefit) from income taxes has been reported in the consolidated statement of operations for the years ended June 30, 2009 and 2008

NOTE 8 -          COMMITMENTS:
(a)	Operating Lease:

In April 2006, the Company entered into a three-year lease for office space in Toronto, Canada, with a monthly payment of $1,927 plus applicable taxes. In May 2009, the company renewed the lease for a further period of four years Rent expense (including taxes) for the years ended June 30, 2009 and 2008 aggregated $36,883 and $43,494, respectively. In addition, the Company rents office space on a month to month basis in New Jersey for which it pays $250 per month. Future annual minimum lease payments, including taxes, are as follows:

Fiscal 2010		$19,883
Fiscal 2011		$20,021
Fiscal 2012		$21,540
Fiscal 2013		$19,745
Fiscal 2014	$	NIL
TOTAL		$81,189

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

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

On January 1, 2009, the Board of Directors approved a three year employment contract for Dr. Hearn’s , President and CEO, which expires December 31, 2011.  Under the terms of the contract, Dr. Hearn is entitled to compensation in the amount of $20,000 per month, to be paid at Dr. Hearn’s discretion, in cash, stock or warrants.  In addition, Dr. Hearn is also entitled to receive a bonus of 200,000 warrants each year at an exercise price of $0.12 per share

On March 1, 2006, the Board of Directors approved a contract for Mr. John Grippo, ex-Chief Financial Officer.  Under the terms of this contract, Mr. Grippo receives cash compensation of $4,500 plus the equivalent of $7,500 in restricted common stock per month. Mr. Grippo’s contract expired December 31, 2008, at which date Mr. Grippo resigned.

On February 2, 2009, the Board approved the appointment of Mr. David Khazak as CFO of the Company. Mr. Khazak compensation was set at $10,000 plus 5% GST per month to be paid in 144 Rule shares.

The Board of Directors also approved a contract for Mr. David Sindalovsky, Materials and Manufacturing Consultant.  Under the terms of the agreement, Mr. Sindalovsky is compensated  200,000 of 144 Rule common shares issued at issued at 5 day closing average at the date of issue.  This contract expired on January 1, 2009 and new contract was approved for 250,000 of 144 Rule common shares issued at 5 day closing average at the date of issue.

NOTE 9 -          RELATED PARTY TRANSACTIONS (see also note 3):

During the year ended June 30, 2009 the Company incurred a royalty expense of $400,033 (year ended June 30, 2008 -$240,531) for the sale of fishing equipment. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced Light Alloys Corporation, a British Virgin Island corporation that is wholly-owned by David Sindalovsky, a consultant to the Company. The Company has not paid any royalties to date to Advance Light Alloys Corporation. See also Notes 3(d) and 8(b).

During the year ended June 30, 2009 the Company purchased $183,100 (year ended June 30, 2008 - $760,294) in inventory from VM Midday, Inc., a company owned by the spouse of John Grippo, the Company’s ex- CFO. VM Midday, Inc. earned $1,101 (year ended June 30, 2008 - $4,300) in fees from providing this service. See also Note 3(c).

NOTE 10 -        RISK MANAGEMENT:

Foreign exchange risk

The Company is exposed to foreign exchange risks on purchases of inventory, which are made in US dollars, from two companies. This risk, however, is mitigated by the fact that a significant portion of its sales to customers are made in US dollars. The Company does not use derivative instruments to hedge its foreign exchange risk.

Credit risk

The Company is subject to risk of non-payment on its trade accounts receivable. For the year ended June 30, 2009, two customers (2008 – two customers) respectively represent approximately 27% and 14% of revenues (2008 – 18% and 16%) and 30% and 16% (2008 – 44% and 3%) of the total outstanding account receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

For year ended June 30, 2009, the Company purchased approximately 51%, 13% and 8% of its inventory from three vendors (2008 – two vendors 56%). The accounts payable to these vendors aggregated approximately $263,000 and $544,000 as of June 30, 2009 and 2008, respectively.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

NOTE 11 -          FAIR VALUE MEASUREMENTS:

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

Liabilities	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Instrument	$0	$0	$0	$0
Beginning Balance				$117,284
Total gains or (losses) (realized/unrealized)
Included in earnings				(95,250)
Included in other comprehensive income				-
Purchases, issuances and settlements				-
Transfer in and/or out of Level 3				-
Transfer to Additional Paid-In Capital				(22,034)
Ending Balance				$0

NOTE 12 -          SUBSEQUENT EVENTS:

a.	Subsequent to year end, the Company repaid an additional $150,000 on unsecured promissory note, the unpaid balance remains $525,000 as of September 29, 2009.

b.
On July 20, 2009, the Company filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Company (the “Amendment”).  In connection with the Amendment, the Company agreed to pay dividends on the Series B Convertible Preferred Stock of the Company (the “Series B Stock”) quarterly and the current holders of the Series B Stock (the “Holders”) agreed that such dividends could be paid by delivery of the Company’s common shares.  In connection with the Amendment, the conversion price was adjusted, one of the holders returned to the Company 5,882,353 unregistered common shares received by reason of the conversion of its Series B Stock in consideration for the reissuance to the Holder of 58,823 shares of unregistered Series B Stock, both of the Holders received 832,677 unregistered common shares in consideration for accrued dividends and 25,000 unregistered common shares as consideration for the Amendment Convertible Debenture as of July 20, 2009.

c.	On September 4, 2009, the Company terminated Kanata’s exclusivity in US shafts distribution.

d.
On July 24, 2009 an action was commenced against the Company in the United States District Court, District of Massachusetts.  The entire claim is barred by the statue of limitations and the Company intends to defend it.