Form 10-Q
period 2009-09-30
ELEMENT 21 GOLF CO
filed 2009-11-16
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
	[ ]	Smaller reporting company	[X]
Non-accelerated filer

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 13,144,647 shares of common stock, par value $.01 per share as of November 13, 2009.

Element 21 Golf Company and Subsidiaries

PART 1 - FINANCIAL INFORMATION
 Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	June 30, 2009
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$736,067	$1,048,402
Accounts receivable - net of allowance for doubtful accounts of $5,180	238,160	515,577
Inventories	1,518,515	1,276,891
Prepaid expenses	369,191	399,604
TOTAL CURRENT ASSETS	2,861,933	3,240,474

FIXED ASSETS – NET	43,754	53,690

TOTAL ASSETS	$2,905,687	$3,294,164

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -

CURRENT LIABILITIES:
Accounts payable	$636,060	$815,498
Royalty payable	738,366	640,564
Accrued expenses	2,006,479	1,981,432
Deferred revenue	-	24,000
Dividends payable	60,000	-
Loan payable – shareholder	525,000	675,000
Convertible note	300,000	229,546
TOTAL CURRENT LIABILITIES	4,265,905	4,366,040

LONG-TERM LIABILITIES:
Accounts payable - related parties	242,076	242,076
Loans and advances – officer/shareholder	157,989	156,613
TOTAL LONG-TERM LIABILITIES	400,065	398,689

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $.001 par value, authorized 5,000,000 shares, 2,113,556 shares issued and outstanding as of September 30 and June 30, 2009	2,114	2,114
Series B Convertible Preferred stock, $.10 par value, authorized 353,000 shares, 352,942 shares and 294,126 issued and outstanding as of September 30 and June 30, 2009 respectively	35,295	29,413
Common stock, $.01 par value; 300,000,000 shares authorized, 12,003,260 and 9,592,363 issued and outstanding at September 30, 2009 and June 30, 2009 respectively	120,033	95,924
Additional paid-in capital	25,255,095	24,065,711
Accumulated deficit	(27,172,820)	(25,663,727)
TOTAL SHAREHOLDERS’ DEFICIT	(1,760,283)	(1,470,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,905,687	$3,294,164

See notes to condensed consolidated financial statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

REVENUES	$758,818	$555,256

COSTS OF SALES	424,465	349,722

GROSS PROFIT	334,353	205,534

GENERAL AND ADMINISTRATIVE EXPENSES	835,241	885,698

LOSS FROM OPERATIONS	(500,888)	(680,164)

OTHER INCOME (EXPENSE)
Interest income	302	1,446
Interest expense	(90,829)	(20,795)
Derivative income (expense)	-	60,707
	(90,527)	41,358

LOSS BEFORE PROVISION FOR INCOME TAXES	(591,415)	(638,806)

Provision for income taxes	-	-

NET LOSS	$(591,415)	$(638,806)

Basic and diluted loss per share	$(0.05)	$(0.09)

Basic and diluted weighted average shares outstanding	11,526,603	7,224,771

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(591,415)	$(638,806)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	361,697	317,601
Depreciation	9,935	18,967
Amortization of debt discount	70,454	-
Non-cash foreign exchange	1,377	-
Derivative liability expense (income)	-	(60,707)
Changes in:
Accounts receivable	277,417	114,287
Inventories	(241,624)	203,300
Prepaid expenses	30,413	(5,342)
Accounts payable. accrued expenses and royalty payable	(56,589)	(457,425)
Accrued interest	-	20,795
Deferred revenue	(24,000)	(58,770)
Net cash (used in) operating activities	(162,335)	(546,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances received from (repaid to) officer	(150,000)	31,113
Net cash (used in) provided from financing activities	(150,000)	31,113

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(312,335)	(514,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,048,402	770,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$736,067	$255,615

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1                                NATURE OF BUSINESS AND OPERATIONS

Element 21 Golf Company and subsidiaries (the “Company” and or “Element 21”) designs, develops and markets Scandium alloy golf and fishing products.  The first products manufactured using the Company’s proprietary technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006.

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

NOTE 2                      BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2009.

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market and are comprised as follows:
	September 30, 2009	June 30, 2009
Finished goods	$1,472,417	$1,230,297
Components	224,098	224,594
Less: Provision for obsolescence	(178,000)	(178,000)
Total	$1,518,515	$1,276,891

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3                      RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which was primarily codified into Topic 820 in the Accounting Standards Codification ("ASC").  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company's adoption of the provisions of SFAS 157 with respect to the financial assets and liabilities measured at fair value did not have a material impact on the fair value measurements or the consolidated financial statements.  In accordance with SFAS 157-2, the Company's adoption did not have a material impact on nonfinancial assets and nonfinancial liabilities, including, but not limited to, the valuation of the Company's reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.  In October 2008, FASB issued SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued.  SFAS 157-3 clarifies the application of SFAS 157.  The Company's adoption of SFAS 157-3 in determination of fair values did not have a material impact on the consolidated financial statements.

In December 2007, FASB issued SFAS No. 141R (revised 2007), Business Combinations ("SFAS 141R"), which was primarily codified into Topic 805 Business Combinations in the ASC.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS 141R was effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed after that date.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"), which was primarily codified in to Topic 810 Consolidations in the ASC, and changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 was effective for us beginning July 1, 2009 and did not have a material impact on the consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"), which was primarily codified into Topic 815 Derivatives and Hedging in the ASC.  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 was effective for us beginning July 1, 2009 and did not have a material impact on the consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3                      RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (continued)

In May 2009, FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 Subsequent Events in the ASC.  This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009.  We adopted this statement effective July 1, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were primarily codified into Topic 825 Fair Value Option into the ASC.  This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect the Company’s consolidated condensed financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105 Generally Accepted Accounting Standards in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the first quarter of 2010, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

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

Key financial information follows:
	Three Months Ended September 30, 2009	Year Ended June 30, 2009
Negative working capital	$(1,403,973)	$(1,125,566)
Net loss	$(591,415)	$(1,593,160)
Accumulated deficit	$(27,172,820)	$(25,663,727)

As shown in the accompanying financial statements, during the three months ended September 30, 2009, the Company incurred a net loss of $591,415 and cash utilized by operations during this period was $162,335. For the fiscal year ended June 30, 2009, the Company realized a net loss of $1,593,160 and $96, 224 of cash was provided by operations.

These factors, among others, raise significant doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4                      GOING CONCERN (continued)

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the golf development business, the Company has depended on  financings and consulting services from consultants engaged by the Company who agree to be compensated with the Company’s common stock rather than cash.

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

NOTE 5                      RELATED PARTY ADVANCES AND LOANS PAYABLE

During the three months period ended September 30, 2009, an officer advanced a net amount of $1,376 to the Company.  The officer will not require repayment of the $157,989 loans balance at September 30, 2009 within the next 12 months.

During the three months ended September 30, 2009 the Company incurred a royalty expense of $97,802 (September. 30, 2008 -$77,622) for the sale of fishing equipment. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced Light Alloys Corporation, a British Virgin Island corporation that is wholly-owned by David Sindalovsky, a consultant to the Company. Royalty payable at September 30, 2009 is $738,366 (June 30, 2009 - $640,564). The Company has not paid any royalties to date to Advance Light Alloys Corporation.

The Company entered into a new unsecured promissory note of $825,000 with a shareholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The loan agreement contains default provisions and the Company went into default; however, during the quarter ended September 30, 2009, the Company negotiated an extension of the repayment date until February 23, 2010. During the three months ended September 30, 2009, the Company repaid $150,000 of the loan and the unpaid balance remains $525,000 as of September 30, 2009.

NOTE 6                      CONVERTIBLE NOTE

The Company consummated a Three Hundred Thousand Dollar ($300,000) Convertible Bridge financing on January 20, 2009 by entering into a Convertible Bridge Loan Note (“Convertible Note”), Warrant Agreement and Subscription Agreement collectively the (“Subscription Agreements”).

The Subscription Agreement provides for the Purchaser to loan to the Company $300,000 in exchange for a Convertible Note which provides for repayment within 6 months from January 20, 2009 at the rate of 7% per annum due and payable upon maturity.  The Convertible Note can be converted by the Purchaser at anytime during or at the expiration of 6 months at a conversion price equal to 45 cents per share (See Note 10 - Subsequent Events).

In addition the Company issued to the Purchaser a warrant to purchase 857,143 shares of our common stock at $0.35 each for a period of 12 months from January 30, 2009.

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

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6                      CONVERTIBLE NOTE (continued)

The convertible debentures are accounted for in accordance with Topic 470-20 Debt with conversion and other options.  The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

Date Issued	1/20/2009
Promissory Note Amount	$300,000
Conversion Price	$0.	45
Gross Proceeds	$300,000
Net Cash Proceeds	$300,000
Warrants Issued to Investors	857,143
Warrants Exercise Price	$0.	35
Warrants Fair Value (WFV)	$246,017
Warrants Relative Fair Value	$135,170
Beneficial Conversion Feature (BCF)	$101,837
Amortization of WFV and BCF as non-cash interest expense	$237,007

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

For the three months ended September 30, 2009 and 2008, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at September 30, 2009 and 2008 have been excluded from the three month diluted loss per share computations:

	September 30, 2009	September 30, 2008
Warrants	2,097,643	2,565,939
Convertible Preferred Stock	2,380,310	1,885,016
Convertible Note	666,667	-

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8                      SHAREHOLDERS’ EQUITY

During the three months ended September 30, 2009, the Company issued 989,661 shares of its common stock to consultants for services by them for an aggregate value of $361,697 based on the quoted market price of the shares at time of issuance.

On July 20, 2009, the Company filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Company dated July 10, 2009 (the “Amendment”).  In connection with the Amendment, the Company agreed to pay dividends on the Series B Convertible Preferred Stock of the Company (the “Series B Stock”) quarterly and the current holders of the Series B Stock (the “Holders”) agreed that such dividends could be paid by delivery of the Company’s common shares valued at the price that is the average of the closing price for Common Stock for the 20 trading days immediately preceding the payment date for such dividends.  In connection with the Amendment, each Series B Stock is convertible into 5.57 shares of Common Stock and one of the holders returned to the Company 294,118 unregistered common shares received by reason of the conversion of its Series B Stock in consideration for the reissuance to the Holder of 58,823 shares of unregistered Series B Stock.

On July 16, 2009, the Company issued 1,715,354 shares of its common stock valued at $857,678 to the holders of the Series B Convertible Preferred Stock (“Series B Stock”) for accrued dividends through June 30, 2009. At September 30, 2009, the Company recorded $60,000 for dividends payable for accrued dividends on the Series B Stock.

On August 2, 2009, 22,059 warrants with an exercise price of $3.40 expired. On August 3, 2009, 50,000 warrants were exercised at $0.10 per share of common stock.

NOTE 9                      RISK MANAGEMENT

Foreign exchange risk

The Company is exposed to foreign exchange risks on purchases of inventory, which are made in US dollars, from two companies. This risk, however, is mitigated by the fact that a significant portion of its sales to customers are made in US dollars. The Company does not use derivative instruments to hedge its foreign exchange risk.

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the three months ended September 30, 2009, three customers (2008 – three customers) respectively represent approximately 36.59% sales (2008 – 63.47%) and 84.15% (2008 – 66.4%) of the total outstanding account receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 10                    SUBSEQUENT EVENTS

Subsequent to period end, the Company issued 354,720 shares of its common stock to consultants for services by them for an aggregate value of $171,928 based on the quoted market price of the shares at time of issuance.

On October 22, 2009, 120,000 shares in common stock valued at $60,000 were issued for accruing dividends at September 30, 2009 on Series B Stock.

On November 12, 2009, 666,667 shares of common stock were issued upon conversion of $300,000 of principal of the Secured Convertible Note (See Note 6 - Convertible Note).

Subsequent event have been reviewed up to the date of filing the Report (November 13, 2009)

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

For the three months ended September 30, 2009 the Company had revenue of $758,818, which includes non-cash barter revenue of $8,066, and incurred costs of sales of $424,465 and general and administrative expenses of $835,241. Included in general and administrative expense is a non-cash charge of $361,697, representing the value of compensatory common stock and warrants for services provided by consultants. This resulted in a net loss of $591,415, as compared with the three months ended September 30, 2008 in which the Company had revenue of $555,256, incurred costs of sales of $349,722 and general and administrative expenses of $885,698, and interest income of $1,446, and interest expense of $20,795, offset by derivative income of $60,707, resulting in a net loss of $638,806.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of September 30, 2009 of $1,403,973.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2009, we had a working capital deficiency of $1,125,566. Our continuation as a going concern will require that we raise significant additional capital.

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

Critical Accounting Policies

he preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. Estimates and assumptions are reviewed periodically, and actual results may differ from those estimates under different assumptions or conditions. We must use our judgment related to uncertainties in order to make these estimates and assumptions.

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended June 30, 2009. Our critical accounting policies and estimates have not changed materially during the three months ended September 30, 2009.

ITEM 3                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign exchange risks on purchases of inventory, which are made in US dollars, from two companies. This risk, however, is mitigated by the fact that a significant portion of its sales to customers are made in US dollars. The Company does not believe that this risk is material.  The Company does not use derivative instruments to hedge its foreign exchange risk.

ITEM 4                        CONTROLS AND PROCEDURES:

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

PART II - OTHER INFORMATION

Item 1                                LEGAL PROCEEDINGS

None

Item 2                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, the Company issued 989,661 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $361,697. On July 16, 2009, the Company issued 1,715,354 shares of its common stock valued at $857,678 to the holders of the Series B Convertible Preferred Stock (“Series B Stock”) for accrued dividends through June 30, 2009.  On August 3, 2009, 50,000 warrants were exercised at $0.10 per share of common stock. The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007.

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10KSB dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10KSB dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10KSB dated October 13, 2006.

10.10	Consulting Agreement with Nataliya Hearn dated as of January 4, 2009, incorporated by reference to exhibit 10.10 to the Company’s Form 10-Q, filed on May 15, 2009.

10.11	Consulting Agreement with David Sindalovsky dated as of September 15, 2008, incorporated by reference to exhibit 10.11 to the Company’s Form 10-Q, filed on May 15, 2009.

10.12	Consulting Agreement with John Grippo dated as of January 1, 2008, incorporated by reference to exhibit 10.12 to the Company’s Form 10-Q, filed on May 15, 2009.

32.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of principal financial and executive officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

November 13, 2009	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Director

November 13, 2009	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA Chief Financial Officer