Form 10-Q
period 2009-12-31
ELEMENT 21 GOLF CO
filed 2010-02-12
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 15,567,853 shares of common stock, par value $0.01 per share as of February 12, 2010.

Element 21 Golf Company and Subsidiaries

PART 1 - FINANCIAL INFORMATION
 Item 1 - Financial Statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2009	June 30, 2009
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$127,309	1,048,402
Short-term investments	250,730	-
Accounts receivable - net of allowance for doubtful accounts of $23,328	630,798	515,577
Inventories	1,515,105	1,276,891
Prepaid expenses	577,056	399,604
TOTAL CURRENT ASSETS	3,100,998	3,240,474

FIXED ASSETS – NET	33,828	53,690

TOTAL ASSETS	$3,134,826	$3,294,164

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -

CURRENT LIABILITIES:
Accounts payable	$689,662	$815,498
Royalty payable	817,737	640,564
Accrued expenses	2,095,581	1,981,432
Deferred revenue	-	24,000
Dividends payable	60,000	-
Loan payable – shareholder	525,000	675,000
Convertible Debenture, net of debt discount of $0	-	229,546
TOTAL CURRENT LIABILITIES	4,187,980	4,366,040

LONG-TERM LIABILITIES:
Accounts payable - related parties	242,076	242,076
Loans and advances – officer/shareholder	158,718	156,613
TOTAL LONG-TERM LIABILITIES	400,794	398,689

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.10 par value, authorized undesignated 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding as of December 31 and June 30, 2009	2,114	2,114
Series B Convertible Preferred stock, $.10 par value, authorized 353,000 shares, 352,945 shares and 294,126 issued and outstanding as of December 31 and June 30, 2009, respectively	35,295	29,413
Common stock, $.01 par value; 300,000,000 shares authorized, 14,061,747 and 9,592,363 issued and outstanding at December 31, 2009 and June 30, 2009, respectively	140,617	95,924
Additional paid-in capital	26,370,432	24,065,711
Accumulated deficit	(28,002,406)	(25,663,727)
TOTAL SHAREHOLDERS’ DEFICIT	(1,453,948)	(1,470,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,134,826	$3,294,164

See notes to condensed consolidated financial statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	Six months Ended December 31,		Three months Ended December 31,
	2009	2008	2009	2008

REVENUES	$1,660,453	$985,907	$901,635	$430,651

COSTS OF SALES	867,380	635,047	442,915	285,325

GROSS PROFIT	793,073	350,860	458,720	145,326

GENERAL AND ADMINISTRATIVE EXPENSES	2,048,045	1,557,816	1,212,804	672,118
LOSS FROM OPERATIONS	(1,254,972)	(1,206,956)	(754,084)	(526,792)

OTHER INCOME (EXPENSE)
Interest income	775	2,629	473	1,183
Interest expense	(106,804)	(41,591)	(15,975)	(20,796)
Derivative income	-	103,525	-	42,818
	(106,029)	64,563	(15,502)	23,205

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,361,001)	(1,142,393)	(769,586)	(503,587)

Provision for income taxes	-	-	-	-
NET LOSS	$(1,361,001)	$(1,142,393)	$(769,586)	$(503,587)

Basic and diluted loss per share	$(0.11)	$(0.15)	$(0.06)	$(0.07)

Basic and diluted weighted average shares outstanding	12,106,889	7,535,876	12,937,354	7,530,324

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,361,001)	$(1,142,393)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	1,077,313	657,639
Depreciation	19,862	37,898
Amortization of debt discount	70,454	-
Non-cash foreign exchange	2,105	-
Derivative liability income	-	(103,525)
Accrued interest	(730)	-
Changes in:
Accounts receivable	(115,221)	187,494
Inventories	(238,214)	151,669
Prepaid expenses	(177,452)	(102,192)
Accounts payable, accrued expenses and royalty payable	220,740	(256,346)
Accrued interest	-	54,500
Deferred revenue	(24,000)	(60,720)
Net cash (used in) operating activities	(526,144)	(575,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investment	(250,000)	-
Net cash (used in) investing activities	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances received by (repaid to) officers/stockholders	(150,000)	66,056
Issuance of Preferred B Stock	51	-
Exercise of warrants	5,000	-
Net cash (used in) provided by financing activities	(144,949)	66,056

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(921,093)	(509,920)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,048,402	770,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,309	$260,682

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1         NATURE OF BUSINESS AND OPERATIONS

Element 21 Golf Company and subsidiaries (the “Company” and or “Element 21”) is a developer of applications of high tech materials used in the sports industry including advanced Scandium Alloy golf products, bio-fiber fishing equipment and Zeroloft  Aerogel insulation for apparel and footwear. New materials applications developed by Element 21 are incorporated by manufacturers and OEMs into their product lines including Element 21’s own line of Scandium Sc TM golf and Carrot Stix TM fishing equipment.

Element 21 has developed proprietary Scandium Alloys, bio-fiber composites and ZeroLoft insulation manufacturing paths and product engineering for various sports, apparel and footwear applications.  Element 21 secured international recognition by winning several top honors at shows, and recording wins for professional athletes using equipment manufactured by Element 21 or incorporating Element 21 materials.

The first products manufactured using the Company’s proprietary golf technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006.

In June, 2007 the Company expanded into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide patent license with Advanced Light Alloys Corporation, a Barbados corporation (“Advanced”) pursuant to which Element 21 received a license from Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s technologies. The Carrot Stix line of fishing rods is sold in major box stores (such as Bass Pro, Gander Mountain, Cabelas and Academy) and smaller retailers across North America and internationally.

The Company signed an exclusive Trademark License and Product Distribution Agreement (“License Agreement”) with Zeroloft Corp. pursuant to which the Company received an exclusive license effective as of January 1, 2010, for the applications of the Zeroloft Aspen Aerogels patented technology in the sports apparel and footwear market.

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

NOTE 2         BASIS OF PREPARATION (continued)

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market and are comprised as follows:

	December 31, 2009	June 30, 2009
Finished goods	$1,470,234	$1,230,297
Components	222,871	224,594
Less: Provision for obsolescence	(178,000)	(178,000)
Total	$1,515,105	$1,276,891

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which was primarily codified into Topic 820 in the Accounting Standards Codification ("ASC").  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company's adoption of the provisions of SFAS 157 with respect to the financial assets and liabilities measured at fair value did not have a material impact on the fair value measurements or the condensed consolidated financial statements.  In accordance with SFAS 157-2, the Company's adoption did not have a material impact on nonfinancial assets and nonfinancial liabilities, including, but not limited to, the valuation of the Company's reporting units for the purpose of assessing goodwill impairment, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.  In October 2008, FASB issued SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which became effective upon issuance, including periods for which financial statements have not been issued.  SFAS 157-3 clarifies the application of SFAS 157.  The Company's adoption of SFAS 157-3 in determination of fair values did not have a material impact on the condensed consolidated financial statements

In December 2007, FASB issued SFAS No. 141R (revised 2007), Business Combinations ("SFAS 141R"), which was primarily codified into Topic 805 Business Combinations in the ASC.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS 141R was effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed after that date.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3         RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (Continued)

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"), which was primarily codified in to Topic 810 Consolidations in the ASC, and changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in condensed consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 was effective for us beginning July 1, 2009 and did not have a material impact on the condensed consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"), which was primarily codified into Topic 815 Derivatives and Hedging in the ASC.  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 was effective for us beginning July 1, 2009 and did not have a material impact on the condensed consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 Subsequent Events in the ASC.  This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009.  We adopted this statement effective July 1, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were primarily codified into Topic 825 Fair Value Option into the ASC.  This FSP amends FASB Statement No. 107, to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP did not affect the Company’s condensed consolidated financial statements.

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Value (“ASC 820-10”).  ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value.  Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  ASC 820-10 will be adopted by the Company in the third quarter of fiscal year 2010.  The Company is currently evaluating the impact of ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4         GOING CONCERN

These condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company began generating revenues in fiscal 2005.  Even with the generation of revenues from the sale of golf and fishing products now being produced and sold, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:
	Six Months Ended December 31, 2009	Year Ended June 30, 2009
Negative working capital	$(1,086,982)	$(1,125,566)
Net loss	$(1,361,001)	$(1,593,160)
Accumulated deficit	$(28,002,406)	$(25,663,727)

As shown in the accompanying condensed consolidated financial statements, during the six months ended December 31, 2009,  the Company incurred a net loss of $1,361,001 and cash utilized in operations during this period was $526,144. For the fiscal year ended June 30, 2009, the Company realized a net loss of $1,593,160 and utilized cash of $96,224 from operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the proprietary technology golf development business, the Company has depended on  financings and consulting services from consultants engaged by the Company some of whom have agreed to accept full or partial compensation for services with the Company’s common stock rather than cash.

Absent these continuing advances, services and financings, the Company could not continue with the development and marketing of its golf and fishing products. Managements’ plans for the Company include more aggressive marketing, obtaining additional capital to fund operations and other strategies designed to optimize stockholder value. However, no assurance can be given that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

NOTE 5         RELATED PARTY ADVANCES AND LOANS PAYABLE

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt due to the President may be converted into shares of common stock of the Company at $0.45 per shares upon the Company’s common stock reaching a price of $1.50 per share.  At December 31, 2009, $1,705,726 (which was at June 30, 2009, $1,640,039) was owed by the Company to the President of which $400,794 (which was at June 30, 2009, $398,689) is included in long-term liabilities on the balance sheet and $1,304,932 (which was at June 30, 2009, $1,241,350) is included in accrued expenses on the balance sheet.  The President agreed not to demand, within 12 months of December 31, 2009, the repayment of $400,794 of the loans and advances due to the President by the Company. Except as indicated, amounts due to the President are payable on demand, non-interest bearing and unsecured.

The Company entered into a new unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The Company went into default; however, during the quarter ended December 31, 2009, the Company negotiated an extension of the repayment date until February 23, 2010. During the six months ended December 31, 2009, the Company repaid $150,000 of the loan.  The remaining unpaid balance as of December 31, 2009 was $525,000.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6         ROYALTY PAYABLE

During the six months ended December 31, 2009 the Company incurred a royalty expense of $227,173 (which was at December 31, 2008, $145,504) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the six month period ended, the Company paid $50,000 (2008 - $0) to Advance.  Royalty payable at December 31, 2009 is $817,737 (which was at June 30, 2009, $640,564).

NOTE 7         CONVERTIBLE NOTE

The Company consummated a Three Hundred Thousand Dollar ($300,000) Convertible Bridge financing on January 20, 2009 by entering into a Convertible Bridge Loan Note (“Convertible Note”), Warrant Agreement and Subscription Agreement (collectively the “Subscription Agreements”).

Pursuant to the Subscription Agreements, a purchaser made a loan to the Company of $300,000 in exchange for a six month Convertible Note at the rate of 7% per annum, payable at maturity.  The Convertible Note can be converted by the purchaser (“Purchaser”) at anytime prior or on the maturity date at a conversion price equal to 45 cents per share.  On November 12, 2009, the note was fully converted into 666,667 shares of common stock.

In addition the Company issued to the Purchaser a warrant to purchase 857,143 shares of our common stock at $0.35 per share for a period of 12 months, commencing on January 30, 2009.

The warrant expires on January 30, 2010.  The exercise price of the warrant is subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The warrant may only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The warrant may be exercised in whole or in part for shares of common stock by payment by the Purchaser of the applicable exercise price in cash prior to the expiration of the warrant on January 30, 2010.  The warrant was exercised for stock on January 19, 2010.

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

Black-Scholes Model Assumptions: risk free interest (1.96%); expected volatility (205%); expected life (12 months); no dividends

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8         LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods.  Diluted loss per share reflects, in addition to the weighted average number of common shares, the potential dilution of stock options and warrants outstanding, exercised and/or converted into common stock, unless the effect of such equivalent shares was anti-dilutive.

For the six months ended December 31, 2009 and 2008, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at December 31, 2009 and 2008 have been excluded from the six month diluted loss per share computations:

	December 31, 2009	December 31, 2008
Warrants	2,435,143	2,565,939
Convertible Preferred Stock	2,380,326	1,885,016
Stock Options	-	160

NOTE 9         SHAREHOLDERS’ DEFICIT

During the six months ended December 31, 2009, the Company issued 2,211,481 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $1,011,858 based on the quoted market price of the shares at time of issuance.

On July 20, 2009, the Company filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Company dated July 10, 2009 (the “Amendment”).  In connection with the Amendment, the Company agreed to pay quarterly dividends on the Series B Convertible Preferred Stock of the Company (the “Series B Stock”) and the current holders of the Series B Stock (the “Holders”) agreed that such dividends could be paid by delivery of the Company’s common shares valued at the price that is the average of the closing price for Common Stock for the 20 trading days immediately preceding the payment date for such dividends.  In connection with the Amendment, each Series B Stock is convertible into 5.57 shares of Common Stock.  A Holder returned to the Company 294,118 unregistered common shares received by reason of the conversion of its Series B Stock in consideration for the reissuance to the Holder of 58,823 shares of unregistered post-Amendment Series B Stock.  On July 16, 2009, the Company issued 1,715,354 shares of its common stock valued at $857,678 to the holders of the Series B Stock for accrued dividends through June 30, 2009. Prior to this Amendment the Holders of the Series B Stock had waived all dividends.

On August 2, 2009, 22,059 warrants with an exercise price of $3.40 expired. On August 3, 2009, 50,000 warrants were exercised at $0.10 per share of common stock.

At October 22, 2009 the Company issued 120,000 shares of its common stock valued at $60,000 to the holders of the Series B Stock for accrued dividends through September 30, 2009.

On November 12, 2009 the Convertible Note of $300,000 was fully converted into 666,667 shares of common stock.

On November 10, 2009, three shares of Series B Convertible preferred stock was issued for $51.

On November 15, 2009, 12,500 warrants with an exercise price of $4.00 expired.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9         SHAREHOLDERS’ DEFICIT (continued)

On December 1, 2009, the Company entered into an Investment Banking Agreement for a twelve month period. As part of the Agreement, the Company issued 350,000 warrants to the consultant with an exercise price of $0.47 and a term of three years. 87,500 warrants vested immediately, 87,500 warrants vest in 90 days, 87,500 warrants vest in 180 days and the remaining 87,500 warrants vest in 270 days. The warrants are accounted for in accordance with Topic 505-50 Equity-Based payments to Non-Employees.  The warrants were initially measured at their fair value on December 1, 2009 using the following Black-Scholes Model Assumptions: risk free interest (1.09%); expected volatility (182%); expected life (36 months); no dividends.  As there is no performance commitment date before the completion of the performance, the unvested warrants were re-measured at their fair value on December 31, 2009 using the following Black-Scholes Model Assumptions: risk free interest (1.09%); expected volatility (186%); expected life (35 months); no dividends.  Consulting expense is recognized over the period services are received.  For the period ended December 31, 2009, the Company recognized $65,457 of expense with a corresponding increase in additional paid-in-capital.

At December 31, 2009, the Company reclassified warrants from liabilities to equity in amount of $55,254.

NOTE 10       RISK MANAGEMENT

Foreign exchange risk

The Company is exposed to foreign exchange risks on purchases of inventory, which are made in US dollars, from two companies. This risk, however, is mitigated by the fact that a significant portion of its sales to customers are made in US dollars. The Company does not use derivative instruments to hedge its foreign exchange risk.

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the six months ended December 31, 2009, four customers (which was as of 2008, two customers) respectively represent approximately 54.21% of sales (which was as of 2008, 28.11%) and 59.73% (which was as of 2008, 56.49%) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

NOTE 11       FAIR VALUE MEASUREMENTS

The Company adopted FASB ASC 820 for all financial assets and liabilities measured at fair value on a recurring basis.  The Company adopted FASB ASC 820 effective July 1, 2009 for all non-financial assets and liabilities.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts on the accompanying condensed consolidated balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, royalty payable, accrued expenses and current and long-term debt are carried at cost, which approximates market value. Short-term investments comprise a redeemable guaranteed investment certificate earning interest at 0.75% per annum and maturing on August 12, 2010.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 12       SUBSEQUENT EVENTS

Subsequent to period end, the Company issued 343,964 shares of its common stock to consultants, suppliers and Preferred B dividends for an aggregate value of $299,800 based on the quoted market price of the shares at time of issuance.

On January 11, 2010, the Company issued 80,000 shares of its common stock to holders of Series B Stock for accrued dividends through December 31, 2009.

On January 11, 2010, 75,000 warrants were exercised at $0.10 per share of common stock.

On January 14, 2010, the Company entered into a Trademark License and Product Distribution Agreement (“License Agreement”) with Zeroloft Corp. (“Zeroloft”), effective as of January 1, 2010.  Within the field of sport wear apparel, footwear and related sports specialty items, the Company obtained: (i) an exclusive license (the “License”) to the Zeroloft Aspen Aerogels trademarks; and (ii) a limited, worldwide, exclusive right to distribute the products bearing the Zeroloft Aspen Aerogels Trademark for production and sales of items in such field.  The License Agreement has a term of five years, which term is automatically renewable for one year terms unless terminated by either party pursuant to a notice of termination delivered at least ninety days prior to any such anniversary date.  In consideration for the License, the Company will issue to Zeroloft $2 million worth of shares of common stock of the Company for the period beginning January 1, 2010 at $0.45 cents per share and, at the sole discretion of Zeroloft, either: (i) an additional $1,000,000 of shares upon execution of the License Agreement, at the then market price; or installment payments of $200,000 per year for five years.  Pursuant to the License Agreement, the Company shall have the right to sublicense and shall pay to Zeroloft a royalty of 50% of the net license revenue resulting from the manufacture, distribution or sale of products by sub-licensees.

On January 14, 2010, the Company entered into a Management Agreement (“Management Agreement”) with Zeroloft pursuant to which the Company will render services for the operation and expansion of Zeroloft’s manufacturing and licensing of its proprietary, Zeroloft Aspen Aerogels branded weather-resistant fabric, product made of such fabric, thermal insulation and related insulating fabrics.  In consideration for providing such services, the Company will receive a management fee of approximately: (i) five percent (5%) on gross receipts of sales of items made of Zeroloft product with a value of less than two (2) US dollars per square foot, less royalties; and (ii) ten percent 10% on gross receipts of sales of items made of Zeroloft product with a value greater than $2.00 per square foot, less royalties.  The Management Agreement has a one year term which is automatically renewable, unless terminated by either party according to conditions set out in the Management Agreement.

On January 15, 2010, 150,000 warrants were exercised at $0.10 per share of common stock.

On January 20, 2010, the Company entered into a contract with Moscato, Marsh & Partners, Inc. (“MMP”), pursuant to which MMP will act as a financial advisor and consultant to advise the Company on strategic issues over the next twelve months.  As compensation for services, the Company has agreed to pay MMP warrants to purchase 1,000,000 shares of Company common stock expiring two years from issuance.  The warrants are divided among the following exercise prices: (a) $0.45 – 350,000 warrants (b) $0.75 – 350,000 warrants (c) $1.00 – 200,000 warrants (d) $1.50 – 100,000 warrants.

On January 25, 2010, 857,142 warrants were exercised at $0.35 per share of common stock.

Element 21 has evaluated subsequent events up to the date of filing this Report (February 12, 2010).

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission regarding, without limitation, statements about our business plans, statements about the potential for the development, and public acceptance of new products, estimates of future financial performance, predictions of national or international economic, political or market conditions, statements regarding other factors that could affect our future operations or financial condition, and other statements that are not matters of historical fact.  Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The discussion of risks and uncertainties may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  These forward looking statements speak only as of the date of this Form 10-Q and we disclaim any obligation to revise or update any forward looking statement that may be made from time to time by us or on our behalf.

Overview

Element 21 designs, develops and markets Scandium alloy golf and fishing products.  The first products manufactured using the Company’s proprietary golf technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006. In June, 2007 the Company expanded into recreational fishing equipment.

In January 2010, the Company entered into a Trademark License, Product Distribution Agreement and Management Agreement with Zeroloft Corp. Within the field of sport wear apparel, footwear and related sports specialty items, the Company obtained: (i) an exclusive license to the Zeroloft Aspen Aerogels trademarks; and (ii) a limited, worldwide, exclusive right to distribute the products bearing the Zeroloft Aspen Aerogels Trademark for production and sales of items in such field. The License Agreement has a term of five years, which term is automatically renewable for one year. We are currently working with major footwear and apparel manufacturers to incorporate ZeroLoft into their lines of products. Russell Athletics, Hanesbrands and Camelbak have tested and incorporated ZeroLoft into their product lines which we anticipate will be available to consumers in 2010 and 2011.

Our business financial condition, cash flows and results from operations are subject to seasonality resulting from factors as weather and spending patterns.  Due to seasonality of our business, one quarter’s results are not indicative of the full fiscal year’s expected financial results.  A majority of our revenue is earned in the third and fourth quarters of the year and revenue generally decline in the first and second quarters.

Due to the recession currently affecting the global economy and sports equipment and apparel specifically, we continue to assess our cost structure, including but not limited to work force reductions, gross margin savings and overall cost savings in order to sustain our financial position as well as to position ourselves for future growth.

Results of Operations

Six Months Ended December 31, 2009 and 2008

For the six months ended December 31, 2009, the Company had revenue of $1,660,453, which includes non-cash barter revenue of $42,109, and incurred costs of sales of $867,380 and general and administrative expenses of $2,048,045, and interest income of $775, and interest expense of $106,804. Included in general and administrative expense is a non-cash charge of $887,118 representing the value of compensatory common stock and warrants for services provided by consultants.  This resulted in a net loss of $1,361,001, as compared with the six months ended December 31, 2008 in which the Company had revenue of $985,907, incurred costs of sales of $635,047 and general and administrative expenses of $1,557,816, and interest income of $2,629, and interest expense of $41,591, offset by derivative income of $103,525, resulting in a net loss of $1,142,393. The increase in revenues was primarily a result of the launch of the fishing line in fiscal year 2008.

The Company has expanded its number of stock-keeping units or SKUs in the fishing rods segment to over 100 SKUs with new lines having higher margins, thus increasing our overall gross profit.  Compensatory expenses, which are included in general and administrative expenses, have increased from prior periods as we have incurred additional consultant and professional fees related to the rollout of ZeroLoft.

Interest expense of $106,804 and $41,591 for the six months ended December 31, 2009 and 2008, respectively, primarily relates to paid and accreted interest on the Convertible Note.

Our net accounts receivable balances were $630,798 and $515,577 at December 31, 2009 and June 30, 2009 respectively.  The increase in accounts receivable is primarily due to growth in revenues in the current fiscal year. The Company is subject to risk of non-payment of its trade accounts receivable. For the six months ended December 31, 2009, four customers (which was as of 2008, two customers) respectively represent approximately 54.21% of sales (which was as of 2008, 28.11%) and 59.73% (which was as of 2008, 56.49%) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our net inventory balances were $1,515,105 and $1,276,891 at December 31, 2009 and June 30, 2009 respectively.  The increase is due to the seasonality of our business.  Purchases were made in the second quarter in anticipation of increasing sales in the third and fourth quarters.  Our inventory comprises golf and fishing products and components.  We concentrate our new purchases of inventory on where we anticipate our future sales; golf shafts and our best selling SKUs.

Our royalty payable and accrued expenses were in total $2,913,318 and $2,621,996 at December 31, 2009 and June 30, 2009 respectively.  The increase in the balances is primarily due to unpaid royalties to Advanced and unpaid compensation to senior management. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Three Months Ended December 31, 2009 and 2008

For the three months ended December 31, 2009, the Company had revenue of $901,635, which includes non-cash barter revenue of $34,043, and incurred costs of sales of $442,915 and general and administrative expenses of $1,212,804, and interest income of $473, and interest expenses of $15,975. Included in general and administrative expense is a non-cash charge of $525,423 representing the value of compensatory common stock and warrants for services provided by consultants. This resulted in a net loss of $769,586, as compared with the three months ended December 31, 2008 in which the Company had revenue of $430,651, incurred costs of sales of $285,325 and general and administrative expenses of $672,118, and interest income of $1,183, and interest expense of $20,796, offset by derivative income of $42,818, resulting in a net loss of $503,587. The reasons for these changes are as describe in our Results of Operations for the six months ended December 31, 2009 and 2008.

In the third quarter, the Company entered into a Trademark License and Product Distribution Agreement (“License Agreement”) with Zeroloft Corp. (“Zeroloft”) pursuant to which the Company diversified its business to include an exclusive license to the Zeroloft Aspen AerogelsTM and a limited worldwide, exclusive right to distribute the precuts bearing the Zeroloft Aspen AerogelsTM trademarks in the field of sports apparel and footwear.  The initial research and development efforts of the Company with respect to the ZeroLoft product have been successful.  The Company has also received initial orders for products incorporating Zeroloft trademarks from Hanesbrands, Russell and Camelbak and has already resulted in initial orders.  The ZeroLoft business line is focused on business to business sales and does not require Element 21 to expend funds on marketing and consumer education.  The Company expects the Zeroloft business line will provide additional revenues and growth of the Element 21 brand and its product lines.  The revenue stream from ZeroLoft will be based on the percentage of sales and royalty payments, thus the Company expects to have a positive gross margin on every such contract, which is priced at cost plus basis. The ZeroLoft apparel applications have been fully developed and no additional R&D costs are expected to be incurred in the near future. The sole source of the material is made by Aspen Aerogel, which owns the patented technology on this material.

On December 1, 2009, the Company entered into an Investment Banking Agreement for a twelve month period. As part of the Agreement, the Company issued 350,000 warrants to the consultant with an exercise price of $0.47 and a term of three years. 87,500 warrants vested immediately, 87,500 warrants vest in 90 days, 87,500 warrants vest in 180 days and the remain 87,500 warrants vest in 270 days. The warrants are accounted for in accordance with Topic 505-50 Equity-Based payments to Non-Employees.  The warrants were initially measured at their fair value on December 1, 2009 using the following Black-Scholes Model Assumptions: risk free interest (1.09%); expected volatility (182%); expected life (36 months); no dividends.  As there is no performance commitment date before the completion of the performance, the unvested warrants were re-measured at their fair value on December 31, 2009 using the following Black-Scholes Model Assumptions: risk free interest (1.09%); expected volatility (186%); expected life (35 months); no dividends.  Consulting expense is recognized over the period services are received.  For the period ended December 31, 2009, the Company recognized $65,457 of expense with a corresponding increase in additional paid-in-capital.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of December 31, 2009 of $1,086,982.  The Company retains consultants who are also significant stockholders of the Company to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2009, we had a working capital deficiency of $1,125,566. Our working capital deficiency is due to unpaid management compensation and royalties. Our continuation as a going concern will require that we raise significant additional capital. Included in accrued expenses is $1,705,726 owed by the Company to the President (which was at June 30, 2009, $1,640,039).  There is no assurance that consultants will continue to accept stock compensation for services.  If consultants discontinue to accept stock compensation we may not be able to continue to retain the services of such consultants. The terms of our contract with our Zeroloft customers will require a prepayment which will cover our expected upfront costs.

On January 11, 2010, 75,000 warrants were exercised at $0.10 per share of common stock resulting in the Company receiving $7,500.  On January 15, 2010, 150,000 warrants were exercised at $0.10 per share of common stock, resulting in the Company receiving $15,000.  On January 25, 2010, 857,142 warrants were exercised at $0.35 per share of common stock, resulting in the Company receiving approximately $300,000.

Absent continued issuances of common stock for services to our consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft or fishing product lines or market its products based on its technologies.

 In consideration for the License Agreement, the Company will issue to Zeroloft $2 million worth of shares of common stock of the Company for the period beginning January 1, 2010 at $0.45 cents per Share and, at the sole discretion of Zeroloft, either: (i) an additional $1 million worth of Shares upon execution of the License Agreement, at the then market price; or installment payments of $200,000 per year for five years.  Pursuant to the License Agreement, the Company shall have the right to sublicense and shall pay to Zeroloft a royalty of 50% of the net license revenue resulting from the manufacture, distribution or sale of products by sublicensees.  Since payments of royalties only arrive upon the occurrence of sales, the Company expects that royalty payments will not have a negative effect on its revenues.

In the third quarter, the Company entered into a Management Agreement (“Management Agreement”) with Zeroloft, pursuant to which the Company will render services for the operation and expansion of Zeroloft’s manufacturing and licensing of its proprietary, Zeroloft Aspen AerogelsTM branded weather-resistant fabric, product made of such fabric, thermal insulation and related insulating fabrics.  In consideration for providing such services, the Company will receive a management fee of approximately: (i) five percent (5%) on gross receipts of sales of items made of Zeroloft product with a value of less than two (2) US dollars per square foot, less royalties; and (ii) ten percent 10% on gross receipts of sales of items made of Zeroloft product with a value greater than two (2) US dollars per square foot.  The Company expects to generate cash fees from services provided pursuant to the Management Agreement.

Although the Company has previously been able to raise capital as needed, such capital may not continue to be available at all, or if available, that the terms of such financing will not be dilutive to existing stockholders or otherwise on terms not favorable to the Company or existing stockholders. Further, the current global financial situation may offer additional challenges to raising the required capital.  If the Company is unable to secure additional capital, as circumstances require, it may not be able to continue operations.

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop enhance and market products, retain qualified personnel; take advantage of future operations; or respond to competitive pressures, any of which could have a material adverse effect on our business; operating results; financial condition and/or liquidity.

With the introduction of new materials in fishing and apparel markets, Element 21 will be looking at changing its name from Element 21 Golf to Strategic Elements and Chemicals, thus expanding our market designation from golf and recreation products to materials and their applications.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements Affecting the Company” in the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance the development and expansion of its business.  The Company is prohibited from paying dividends on common stock as long as there are any unpaid accrued dividends due to the Series B Convertible Stock stockholders. Therefore, there can be no assurance that dividends of any kind will ever be paid.  We expect to pay dividends on Series B Stock with the common stock of the Company.

Effect of Inflation

Management believes that inflation has not had a material effect on its operations for the periods presented.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, and provide a basis for making judgments about the carrying value of assets and liabilities that are not readily available through open market quotes. Estimates and assumptions are reviewed periodically, and actual results may differ from those estimates under different assumptions or conditions. We must use our judgment related to uncertainties in order to make these estimates and assumptions.

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended June 30, 2009. Our critical accounting policies and estimates have not changed materially during the six months ended December 31, 2009.

Off Balance Sheet Arrangements

None

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4         CONTROLS AND PROCEDURES:

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, (“together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation of the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2009, the Company issued 780,205 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $446,492.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  On November 12, 2009 the Promissory Note Amount of $300,000 was fully converted into 666,667 shares of our common stock. The shares were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Act.

Item 3                                DEFAULT UPON SENIOR SECURITIES

The Company entered into a new unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The loan agreement contains default provisions and the Company went into default; however, during the quarter ended December 31, 2009, the Company negotiated an extension of the repayment date until February 23, 2010. During the six months ended December 31, 2009, the Company repaid $150,000 of the loan.  The remaining unpaid balance as of December 31, 2009 was $525,000.

Item 6                                EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of principal financial and executive officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Element 21 Golf Company

February 12, 2010	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
Chairman, Chief Executive Officer and President

February 12, 2010	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA Chief Financial Officer