Form 10-Q
period 2010-03-31
ELEMENT 21 GOLF CO
filed 2010-05-14
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 21,266,467 shares of common stock, par value $0.01 per share as of May 14, 2010.

Element 21 Golf Company and Subsidiaries

PART 1 - FINANCIAL INFORMATION
 Item 1 - Financial Statements
ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2010	June 30, 2009
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents (includes restricted cash of $72,040, Note 13)	$331,187	$1,048,402
Short-term investments	251,192	-
Accounts receivable - net of allowance for doubtful accounts of $23,328	706,756	515,577
Inventories	1,114,730	1,276,891
Prepaid expenses	1,113,071	399,604
TOTAL CURRENT ASSETS	3,516,936	3,240,474

FIXED ASSETS, NET	65,148	53,690
INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET	3,726,940	-
TOTAL ASSETS	$7,309,024	$3,294,164

- LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT) -

CURRENT LIABILITIES:
Accounts payable	$647,680	$815,498
Royalty payable	980,562	640,564
Accrued expenses	2,290,954	1,981,432
Deferred revenue	-	24,000
Dividends payable	60,000	-
Due to Zeroloft Corp.	1,000,000	-
Loan payable – shareholder	350,000	675,000
Convertible Debenture, net of debt discount of $0	-	229,546
TOTAL CURRENT LIABILITIES	5,329,196	4,366,040

LONG-TERM LIABILITIES:
Accounts payable - related parties	242,076	242,076
Loans and advances – officer/shareholder	159,356	156,613
TOTAL LONG-TERM LIABILITIES	401,432	398,689

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.10 par value, authorized undesignated 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding as of March 31, 2010 and June 30, 2009	2,114	2,114
Series B Convertible Preferred stock, $.10 par value, authorized 353,000 shares, 352,945 shares and 294,126 issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	35,295	29,413
Common stock, $.01 par value; 300,000,000 shares authorized, 20,756,934 and 9,592,363 issued and outstanding at March 31, 2010 and June 30, 2009, respectively	207,569	95,924
Additional paid-in capital	31,398,889	24,065,711
Accumulated deficit	(30,065,471)	(25,663,727)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,578,396	(1,470,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,309,024	$3,294,164
See notes to condensed consolidated financial statements

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
	Nine months Ended March 31,		Three months Ended March 31,
	2010	2009	2010	2009

REVENUES	$2,661,631	$2,811,328	$1,001,178	$1,825,421

COSTS OF SALES	1,822,254	1,594,589	954,874	959,542

GROSS PROFIT	839,377	1,216,739	46,304	865,879

GENERAL AND ADMINISTRATIVE EXPENSES	4,085,855	2,468,407	2,037,810	910,591
LOSS FROM OPERATIONS	(3,246,478)	(1,251,668)	(1,991,506)	(44,712)

OTHER INCOME (EXPENSE)
Interest income	1,257	2,888	482	259
Interest expense	(118,845)	(104,875)	(12,041)	(63,284)
Derivative income	-	95,250	-	(8,275)
	(117,588)	(6,737)	(11,559)	(71,300)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,364,066)	(1,258,405)	(2,003,065)	(116,012)

Provision for income taxes	-	-	-	-
NET LOSS	$(3,364,066)	$(1,258,405)	$(2,003,065)	$(116,012)

Basic and diluted loss per share	$(0.25)	$(0.16)	$(0.12)	$(0.01)

Basic and diluted weighted average shares outstanding	13,411,080	8,093,543	16,409,458	9,032,778

See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,364,066)	$(1,258,405)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Compensatory common stock and warrants	2,901,334	1,394,217
Depreciation	24,086	47,525
Amortization of intangible asset	161,948	-
Amortization of debt discount	70,454	(197,344)
Non-cash foreign exchange	2,743	-
Derivative liability income	-	(117,284)
Accrued interest	(1,192)	74,470
Changes in:
Accounts receivable	(191,179)	(494,873)
Inventories	162,161	284,936
Prepaid expenses	(713,467)	(120,551)
Accounts payable, accrued expenses and royalty payable	536,957	34,741
Deferred revenue	(24,000)	(36,720)
Net cash used in operating activities	(434,221)	(389,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investment	(250,000)	-
Purchase of fixed assets	(35,544)	-
Net cash used in investing activities	(285,544)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances received by officers/stockholders	-	64,996
Repayment of short term debt	(325,000)	(50,000)
Proceeds from issuance of convertible note	-	300,000
Exercise of warrants	327,550	-
Net cash provided by financing activities	2,550	314,996

DECREASE IN CASH AND CASH EQUIVALENTS	(717,215)	(74,292)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,048,402	770,602

CASH AND CASH EQUIVALENTS, END OF PERIOD	$331,187	$696,310

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Due to Zeroloft Corp. issued for intangible asset	$1,000,000	$-
Issue of shares of common stock for intangible asset	$2,888,888	$-
Issue of shares of common stock for dividends	$60,000	$-
See notes to condensed consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1    NATURE OF BUSINESS AND OPERATIONS

Element 21 Golf Company and subsidiaries (the “Company” and or “Element 21”) is a developer of applications of high tech materials used in the sports industry including advanced Scandium Alloy golf products, bio-fiber fishing equipment and Zeroloft Aerogel insulation for apparel and footwear. New materials applications developed by Element 21 are incorporated by manufacturers and original equipment manufacturers (“OEM”) into their product lines including Element 21’s own line of Scandium Sc TM golf and Carrot Stix TM fishing equipment.

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

On January 14, 2010 the Company signed an exclusive Trademark License and Product Distribution Agreement (“License Agreement”) with Zeroloft Corp. pursuant to which the Company received an exclusive license for the applications of the Zeroloft Aspen Aerogels patented technology in the sports apparel and footwear market.

The Company is subject to a number of risks similar to those of other companies in the early stages of operations.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

NOTE 2    BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2    BASIS OF PREPARATION (continued)

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market and are comprised as follows:

	March 31, 2010	June 30, 2009
Finished goods	$1,350,582	$1,230,297
Components	222,814	224,594
Less: Provision for obsolescence	(458,666)	(178,000)
Total	$1,114,730	$1,276,891

NOTE 3    GOING CONCERN

These condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company began generating revenues in fiscal 2005.  Even with the generation of revenues from the sale of golf and fishing products now being produced and sold and Zeroloft royalties and management fees, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:
	Nine Months Ended March 31, 2010	Year Ended June 30, 2009
Negative working capital	$(1,812,260)	$(1,125,566)
Net loss	$(3,364,066)	$(1,593,160)
Accumulated deficit	$(30,065,471)	$(25,663,727)

As shown in the accompanying condensed consolidated financial statements, during the nine months ended March 31, 2010, the Company incurred a net loss of $3,364,066 and cash utilized in operations during this period was $434,221. For the fiscal year ended June 30, 2009, the Company realized a net loss of $1,593,160 and utilized cash of $96,224 from operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the proprietary technology golf development business, the Company has depended on financings and consulting services from consultants engaged by the Company some of whom have agreed to accept full or partial compensation for services with the share-based compensation rather than cash.

Absent these continuing advances, services and financings, the Company could not continue with the development and marketing of its golf and fishing products and Zeroloft. Managements’ plans for the Company include more aggressive marketing, obtaining additional capital to fund operations and other strategies designed to optimize stockholder value. However, no assurance can be given that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s consolidated financial position, results of operations and ability to continue as a going concern.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4                      RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

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

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4                      RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (Continued)

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

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Value (“ASC 820-10”).  ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value.  Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  ASC 820-10 was adopted by the Company in the third quarter of fiscal year 2010.  The Company evaluated the impact of ASC 820-10 and its adoption did not have a material impact on financial position, results of operations, and cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact of the provisions of ASU 2009-13 on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or July 1, 2010, for Element 21. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement is not expected to impact the Company’s consolidated financial statements.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4    RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (Continued)

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 5    INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET

Intangible asset represents a Trademark License and Product Distribution Agreement (“License Agreement”) entered into with Zeroloft Corp. (“Zeroloft”) on January 14, 2010.  License Agreement acquisition costs were $3,726,940 and $0 at March 31, 2010 and June 30, 2009, respectively. These costs are presented net of accumulated amortization of $161,948 and $0 at March 31, 2010 and June 30, 2009, respectively. The Company amortizes the License Agreement using the straight line method over its estimated remaining useful life, which is estimated at 5 years. The Company recorded amortization expense of $161,948 and $0 related to intangible asset subject to amortization during the nine month periods ended March 31, 2010 and March 31, 2009, respectively. In each of the next five years annualized amortization expense is projected to be $777,778 per year.

Within the field of sport wear apparel, footwear and related sports specialty items, the Company obtained: (i) an exclusive license (the “License”) to the Zeroloft Aspen Aerogels trademarks; and (ii) a limited, worldwide, exclusive right to distribute the products bearing the Zeroloft Aspen Aerogels Trademark for production and sales of items in such field.  The License Agreement has a term of five years, which is automatically renewable for one year terms unless terminated by either party pursuant to a notice of termination delivered at least ninety days prior to any such anniversary date.  In consideration for the License, the Company issued to Zeroloft 4,444,444 shares of our common stock valued at $2,888,888 based on the closing price of $0.65 per share on January 14, 2010. In addition, the Company agreed to pay, at the sole discretion of Zeroloft, either: (i) a further $1,000,000 in the form of additional Company shares of common stock at the then market price; or installment payments of $200,000 per year for five years.The balance due to Zeroloft is non-interest bearing.

Pursuant to the License Agreement, the Company has the right to sublicense and receive from sublicensees a minimum royalty of at least two and one half cents and up to ten cents ($0.025 - $0.10) US per square foot of thermal insulation or insulating fabric using or relating to one or more of the Trademarks or underlying technology and shall pay to Zeroloft a royalty of 50% of the net license revenue resulting from the manufacture, distribution or sale of products by sub-licensees.

In conjunction with the License Agreement, on January 14, 2010, the Company entered into a Management Agreement (“Management Agreement”) with Zeroloft pursuant to which the Company will render services for the operation and expansion of Zeroloft’s manufacturing and licensing of its proprietary, Zeroloft Aspen Aerogels branded weather-resistant fabric, product made of such fabric, thermal insulation and related insulating fabrics.  In consideration for providing such services, the Company will receive a management fee of approximately: (i) five percent (5%) on gross receipts of sales of items made of Zeroloft product with a value of less than two (2) US dollars per square foot, less royalties; and (ii) ten percent 10% on gross receipts of sales of items made of Zeroloft product with a value greater than $2.00 per square foot, less royalties.  The Management Agreement has a one year term which is automatically renewable, unless terminated by either party according to conditions set out in the Management Agreement.

The Company evaluates its long-lived assets for indicators of possible impairment. Intangible assets subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. No impairment was recorded during the nine month periods ended March 31, 2010 and March 31, 2009.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6    RELATED PARTY ADVANCES AND LOANS PAYABLE

As of March 31, 2010 and June 30, 2009, $95,500 of trade payables was due to a Series A Convertible Preferred stockholder, ASA Commerce.

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share.  At March 31, 2010, $1,751,364 (which was at June 30, 2009, $1,640,039) was owed by the Company to the President of which $401,432 (which was at June 30, 2009, $398,689) is included in long-term liabilities on the balance sheet and $1,349,932 (which was at June 30, 2009, $1,241,350) is included in accrued expenses on the balance sheet.  The President agreed not to demand, within 12 months of March 31, 2010, the repayment of $401,432 of the loans and advances due to the President by the Company. Except as indicated, amounts due to the President are payable on demand, non-interest bearing and unsecured.

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The Company went into default; however, during the quarter ended March 31, 2010, the Company has been negotiating an extension of the repayment date. During the nine months ended March 31, 2010, the Company repaid $325,000 of the loan.  The remaining unpaid balance as of March 31, 2010 was $350,000.

NOTE 7               ROYALTY PAYABLE

During the nine months ended March 31, 2010 the Company incurred a royalty expense of $389,997 (which was at March 31, 2009, $379,661) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the nine month period ended March 31, 2010, the Company paid $50,000 (March 31, 2009 - $0) to Advanced.  Royalty payable at March 31, 2010 is $980,562 (which was at June 30, 2009, $640,564).

NOTE 8               CONVERTIBLE DEBENTURE

The Company consummated a three hundred thousand dollar ($300,000) Convertible Bridge financing on January 20, 2009 by entering into a Convertible Bridge Loan Note (“Convertible Note”), Warrant Agreement and Subscription Agreement (collectively the “Subscription Agreements”).

Pursuant to the Subscription Agreements, a purchaser made a loan to the Company of $300,000 in exchange for a nine month Convertible Note at the rate of 7% per annum, payable at maturity.  The Convertible Note can be converted by the purchaser (“Purchaser”) at anytime prior or on the maturity date at a conversion price equal to 45 cents per share.  On November 12, 2009, the note was fully converted into 666,667 shares of common stock.

In addition the Company issued to the Purchaser a warrant to purchase 857,143 shares of our common stock at $0.35 per share for a period of 12 months, commencing on January 30, 2009. The warrant was exercised for stock on January 19, 2010.

The convertible debenture was accounted for in accordance with Topic 470-20 Debt With Conversion and Other Options.  The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8    CONVERTIBLE DEBENTURE (Continued)

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

NOTE 9    LOSS PER SHARE

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

For the nine months ended March 31, 2010 and 2009, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at March 31, 2010 and 2009 have been excluded from the nine month diluted loss per share computations:

	March 31, 2010	March 31, 2009
Warrants	2,653,000	677,828
Convertible Preferred Stock	2,380,326	2,407,682
Convertible Note	-	666,667
Due to Related Party	3,747,590	-

ELEMENT 21 GOLF COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 10    SHAREHOLDERS’ EQUITY (DEFICIT)

During the nine months ended March 31, 2010, the Company issued 3,287,346 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $1,789,684 based on the quoted market price of the shares at time of issuance.

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

On August 3, 2009, 50,000 warrants were exercised at $0.10 per share of common stock resulting in the Company receiving $5,000.

At October 22, 2009 the Company issued 120,000 shares of its common stock valued at $60,000 to the holders of the Series B Stock for accrued dividends through September 30, 2009.

On November 12, 2009 the Convertible Note of $300,000 was fully converted into 666,667 shares of common stock.

On November 10, 2009, three shares of Series B Convertible preferred stock were issued for $51.

On November 15, 2009, 12,500 warrants with an exercise price of $4.00 expired.

On December 1, 2009, the Company entered into an Investment Banking Agreement for a twelve month period. As part of the Agreement, the Company issued 350,000 warrants to the consultant with an exercise price of $0.47 and a term of three years. 87,500 warrants vested immediately, 87,500 warrants vest in 90 days, 87,500 warrants vest in 180 days and the remaining 87,500 warrants vest in 270 days. The warrants are accounted for in accordance with Topic 505-50 Equity-Based payments to Non-Employees.  The warrants were initially measured at their fair value on December 1, 2009 using the following Black-Scholes Model Assumptions: risk free interest (1.09%); expected volatility (182%); expected life (36 months); no dividends. On March 25, 2010 the Company and the consultant mutually agreed to cancel the Agreement. All warrants which had been vested were re-measured at their fair value on this date using the following Black-Scholes Model Assumptions: risk free interest (0.80%); expected volatility (190%); expected life (33 months); no dividends.  Consulting expense is recognized over the period services are received.  For the nine period ended March 31, 2010, the Company recognized $92,018 of expense with a corresponding increase in additional paid-in-capital.

At December 31, 2009, the Company reclassified warrants from liabilities to equity in amount of $55,254.

On January 1, 2010, the Company issued 200,000 warrants, which vested immediately, to the President with an exercise price of $0.12 and a term of two years.  The warrants were measured at their fair value on January 1, 2010 using the following Black-Scholes Model Assumptions: risk free interest (1.090%); expected volatility (187%); expected life (24 months); no dividends. These warrants were valued at $135,803 and expensed immediately.

On January 11, 2010, 75,000 warrants were exercised at $0.10 per share of common stock resulting in the Company receiving $7,500.

On January 14, 2010, the Company issued 4,444,444 shares of its common stock valued at $2,888,888 to Zeroloft for the License Agreement.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 10    SHAREHOLDERS’ DEFICIT (continued)

On January 15, 2010, 150,000 warrants were exercised at $0.10 per share of common stock, resulting in the Company receiving $15,000.

On January 19, 2010 a warrant to purchase 857,143 shares of our common stock at $0.35 per share was exercised.

On January 20, 2010, the Company entered into a Financial Advisor and Consulting Agreement for a one year period. As part of the Agreement, the Company issued 350,000, 350,000, 200,000 and 100,000 warrants with exercise prices of $0.45, $0.75, $1.00 and $1.50, respectively which have lives of two years. The warrants are accounted for in accordance with Topic 505-50 Equity-Based payments to Non-Employees.  The warrants were measured at their fair value on January 20, 2010 using the following Black-Scholes Model Assumptions: risk free interest (0.92%); expected volatility (190%); expected life (24 months); no dividends. These warrants were valued at $787,990 with $151,537 expensed during the three months ended March 31, 2010 and $636,453 included in prepaid expenses.

At January 11, 2010 and February 18, 2010, the Company issued 92,736 shares of its common stock valued at $60,000 to the holders of the Series B Stock for accrued dividends through December 31, 2009.

On February 17, 2010, the Company issued 75,000 warrants to its CFO with an exercise price of $0.60 and term of three years which vest immediately.  The warrants were measured at their fair value on February 17, 2010 using the following Black-Scholes Model Assumptions: risk free interest (1.42%); expected volatility (216%); expected life (36 months); no dividends. These warrants were valued at $42,271 and expensed immediately.

On February 17, 2010, the Company entered into a Consulting Agreement for a six month period. As part of the Agreement, the Company issued 100,000 warrants with an exercise price of $1.25 and 100,000 warrants with an exercise price of $1.50 which have lives of one year. The warrants are accounted for in accordance with Topic 505-50 Equity-Based payments to Non-Employees.  The warrants were measured at their fair value on February 17, 2010 using the following Black-Scholes Model Assumptions: risk free interest (0.35%); expected volatility (173%); expected life (12 months); no dividends. These warrants were valued at $53,570 with $12,657 expensed during the nine months ended March 31, 2010 and $40,913 included in prepaid expenses.

NOTE 11    RISK MANAGEMENT

Foreign exchange risk

The Company is exposed to foreign exchange risks on purchases of inventory, which are made in US dollars, from two companies. This risk, however, is mitigated by the fact that a significant portion of its sales to customers are made in US dollars. The Company does not use derivative instruments to hedge its foreign exchange risk.

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the nine months ended March 31, 2010, four customers (which was as of 2009, three customers) respectively represent approximately 51.55% of sales (which was as of 2009, 49.80%) and 52.38% (which was as of 2009, 69.20%) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 12    FAIR VALUE MEASUREMENTS

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

NOTE 13    CONTINGENCIES

Legal Matters

The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The Company believes that the ultimate disposition of these matters will not have a material effect on its financial position, results of operations or cash flows. However, the amount of future reserves required associated with these claims, if any, cannot be determined with certainty.

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America.  As such, included in cash and cash equivalents is restricted cash of $72,040 and $0 at March 31, 2010 and June 30, 2009, respectively.

ELEMENT 21 GOLF COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 14                      SUBSEQUENT EVENTS

Subsequent to period end, the Company issued 423,695 shares of its common stock to consultants for an aggregate value of $203,656 based on the quoted market price of the shares at time of issuance.

On April 1, 2010, the Company issued 85,838 shares of its common stock to holders of Series B Stock for accrued dividends of $60,000 through to March 31, 2010.

On April 1, 2010, the Company issued 75,000 warrants to the CFO with an exercise price of $0.62 and a life of three years.

On April 16, 2010, the Company issued 110,000 warrants to a consultant with an exercise price of $0.001 and a life of five years.

Such issuance of securities of the Company were made pursuant to the exemptions from registration contained in Rule 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On May 6, 2010, the Company filed with the Securities Exchange Commission an Information Statement to notify stockholders the Company received, on or about March 23, 2010, written consent in lieu of a meeting of stockholders of the majority of the Company’s voting securities approving the reincorporation of the Company to Nevada from Delaware by merging the Company into its newly formed and wholly owned subsidiary Nevada corporation under the name of “American Rare Earths and Materials, Corp.”

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

The discussion of risks and uncertainties may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  These forward looking statements speak only as of the date of this Form 10-Q and we disclaim any obligation to revise or update any forward looking statement that may be made from time to time by us or on our behalf.

Overview

Since 2002, our Company has been commercializing Rare Earth metals. This led to a vertical integration that began with the extraction of pure Scandium and its application to sports equipment and apparel. Today, that expertise has positioned us to become a leader in commercializing Rare Earth metals and quickly delivering revolutionary new products to consumer and industrial markets. Our objective is to become North America’s best, most reliable source for Rare Earth metals. We are developing opportunities to distribute Rare Earths like Scandium, Neodymium, Europium and Lithium that will help major industries launch major industrial brands such as hybrid cars, flat screen televisions, LED light bulbs and wind turbines. We will also have significant exposure to large market categories such as transportation, shipbuilding, power transmission, automotive and aerospace.

The first products manufactured using the Company’s proprietary golf technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006. In June, 2007 the Company expanded its sales into recreational fishing equipment.

In January 2010, the Company entered into a Trademark License, Product Distribution Agreement and Management Agreement with Zeroloft Corp. Within the field of sport wear apparel, footwear and related sports specialty items, the Company obtained: (i) an exclusive license to the Zeroloft Aspen Aerogels trademarks; and (ii) a limited, worldwide, exclusive right to distribute the products bearing the Zeroloft Aspen Aerogels Trademark for production and sales of items in such field. The License Agreement has a term of five years, which term is automatically renewable for one year terms.  We are currently working with major footwear and apparel manufacturers to incorporate ZeroLoft into their lines of products. Russell Athletics, Hanesbrands and Camelbak have tested and incorporated ZeroLoft into their product lines which we anticipate will be available to consumers in 2010 and 2011.

Our business, financial condition, cash flows and results from operations are subject to seasonality resulting from factors such as weather and spending patterns.  Due to seasonality of our business, one quarter’s results are not indicative of the full fiscal year’s expected financial results.  A majority of our revenue is earned in the third and fourth quarters of the year and revenues generally decline in the first and second quarters. During the current fiscal year, a greater portion of our annual fishing sales took place in the second quarter when compared to the prior year because we moved our production schedule forward and shipping to our customers earlier.

Results of Operations

Nine Months Ended March 31, 2010 and 2009

For the nine months ended March 31, 2010, the Company had revenue of $2,661,631, which includes non-cash barter revenue of $52,109, and incurred costs of sales of $1,822,254 and general and administrative expenses of $4,085,855, and interest income of $1,257, and interest expense of $118,845. Included in general and administrative expense is a non-cash charge of $1,907,097 representing the value of compensatory common stock and warrants for services provided by consultants.  This resulted in a net loss of $3,364,066, as compared with the nine months ended March 31, 2009 in which the Company had revenue of $2,811,328, which includes non-cash barter revenue of $172,757, incurred costs of sales of $1,594,589 and general and administrative expenses of $2,468,407, and interest income of $2,888, and interest expense of $104,875, offset by derivative income of $95,250, resulting in a net loss of $1,258,405. In fiscal 2010, we launched the Micro Guided series of fishing rods.

The Company has expanded its number of stock-keeping units or SKUs in the fishing rods segment to over 100 SKUs with new lines. Compensatory expenses, which are included in general and administrative expenses, have increased from prior periods as we have incurred additional consultant and professional fees related to the rollout of ZeroLoft.

Interest expense of $118,845 and $104,875 for the nine months ended March 31, 2010 and 2009, respectively, primarily relates to paid and accreted interest on the Convertible Debenture and Loan payable to shareholder.

Our net accounts receivable balances were $706,756, $515,577 and $965,880 at March 31, 2010,  June 30, 2009 and March 31, 2009 respectively.  The decrease in accounts receivable compared to March 31, 2009 is primarily due to the decrease in revenues in the third quarter of the current fiscal year. The Company is subject to risk of non-payment of its trade accounts receivable. For the nine months ended March 31, 2010, four customers (which was as of 2009, three customers) respectively represent approximately 51.55% of sales (which was as of 2009, 49.80%) and 52.38% (which was as of 2009, 69.20%) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our net inventory balances were $1,114,730, $1,276,891 and $1,271,852 at March 31, 2010, June 30, 2009 and March 31, 2009, respectively.  The decrease in our inventory balance is due to an increase in our provision for inventory obsolescence from $178,000 to $458,666 during this quarter.  The provision only relates to golf equipment and components other than golf shafts. Our inventory comprises golf and fishing products and components.  We concentrate our new purchases of inventory on where we anticipate our future sales; golf shafts and our best selling SKUs.  During the third quarter of the year we were successful in placing our fishing rods in Dick’s Sporting Goods.

Our royalty payable and accrued expenses were in total $3,271,517 and $2,621,996 at March 31, 2010 and June 30, 2009 respectively.  The increase in the balances is primarily due to unpaid royalties to Advanced and unpaid compensation to senior management. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Three Months Ended March 31, 2010 and 2009

For the three months ended March 31, 2010, the Company had revenue of $1,001,178, which includes non-cash barter revenue of $10,000, and incurred costs of sales of $954,874 and general and administrative expenses of $2,037,810, and interest income of $482, and interest expenses of $12,041. Included in general and administrative expense is a non-cash charge of $993,729 representing the value of compensatory common stock and warrants for services provided by consultants. This resulted in a net loss of $2,003,065, as compared with the three months ended March 31, 2009 in which the Company had revenue of $1,825,421, which included non-cash barter revenue of $54,286, incurred costs of sales of $959,542 and general and administrative expenses of $910,591, and interest income of $259, and interest expense of $63,284, offset by derivative income of $8,275 resulting in a net loss of $116,012. The reasons for these changes are as described in our Overview and Results of Operations for the nine months ended March 31, 2010 and 2009.

In the third quarter, the Company entered into a Trademark License and Product Distribution Agreement (“License Agreement”) with Zeroloft pursuant to which the Company diversified its business to include an exclusive license to the Zeroloft Aspen AerogelsTM and a limited worldwide, exclusive right to distribute the precuts bearing the Zeroloft Aspen AerogelsTM trademarks in the field of sports apparel and footwear.  The initial research and development efforts of the Company with respect to the ZeroLoft product have been completed.  The Company has also received initial orders for products incorporating Zeroloft trademarks from Hanesbrands, Russell and Camelbak.  The ZeroLoft business line is focused on business to business sales and does not require Element 21 to expend funds on marketing and consumer education.  The Company expects the Zeroloft business line will provide additional revenues and growth of the Element 21 brand and its product lines.  The revenue stream from ZeroLoft will be based on the percentage of sales and royalty payments, thus the Company expects to have a positive gross margin on every such contract, which is priced at cost plus basis. The ZeroLoft apparel applications have been fully developed and no additional R&D costs are expected to be incurred in the near future. The sole source of the material is made by Aspen Aerogel, which owns the patented technology on this material.

During the current fiscal year we have entered into various investor relations, public relations and marketing contracts in order to increase the visibility of the Company. In consideration for these consulting services we have issued shares and warrants of our common stock as indicated in Note 10 of the financial statements.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of March 31, 2010 of $1,812,260.  The Company retains consultants to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2009, we had a working capital deficiency of $1,125,566. Our working capital deficiency is due to unpaid management compensation and royalties. Our continuation as a going concern will require that we raise significant additional capital. Included in accrued expenses is $1,751,364 owed by the Company to the President (which was at June 30, 2009, $1,640,039).  There is no assurance that consultants will continue to accept stock compensation for services.  If consultants discontinue to accept stock compensation we may not be able to continue to retain the services of such consultants.

During the nine months ended March 31, 2010, the Company purchased a vehicle for $35,544, purchased a redeemable guaranteed investment certificate for $250,000 earning interest at 0.75% per annum and repaid short-term debt of $325,000.

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

Absent continued stock payment for services to our consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft or fishing product lines or market its products based on its technologies.

In consideration for the License Agreement, the Company issued to Zeroloft 4,444,444 of shares of common stock of the Company valued at $2,888,888 on January 14, 2010 and, at the sole discretion of Zeroloft, it will either: (i) issue an additional $1 million worth of Shares upon execution of the License Agreement, at the then market price; or make installment payments of $200,000 per year for five years.  Pursuant to the License Agreement, the Company shall have the right to sublicense and shall pay to Zeroloft a royalty of 50% of the net license revenue resulting from the manufacture, distribution or sale of products by sublicensees.  Since payments of royalties only arrive upon the occurrence of sales, the Company expects that royalty payments will not have a negative effect on its revenues and it will have sufficient liquidity to meet its obligation.

In this third quarter, the Company entered into a Management Agreement with Zeroloft (“Management Agreement”) pursuant to which the Company will render services for the operation and expansion of Zeroloft’s manufacturing and licensing of its proprietary, Zeroloft Aspen AerogelsTM branded weather-resistant fabric, product made of such fabric, thermal insulation and related insulating fabrics in the field of use.  In consideration for providing such services, the Company will receive a management fee of approximately: (i) five percent (5%) on gross receipts of sales of items made of Zeroloft product with a value of less than two (2) US dollars per square foot, less royalties; and (ii) ten percent 10% on gross receipts of sales of items made of Zeroloft product with a value greater than two (2) US dollars per square foot from sales made through the efforts of the Company. For the nine month period ended March 31, 2010, the Company has generate gross fees of $86,106 from royalties and services and remitted $68,040 to Zeroloft resulting in revenue of $18,066. The terms of our contract with our Zeroloft customers will require a prepayment which will cover our expected upfront costs.

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

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products, retain qualified personnel; take advantage of future operations; or respond to competitive pressures, any of which could have a material adverse effect on our business; operating results; financial condition and/or liquidity.

With the introduction of new materials in fishing and apparel markets, Element 21 will change its name from Element 21 Golf Company to American Rare Earths and Materials, Corp. thus expanding our market designation from golf and recreation products to materials and their applications.  In addition, Element 21 is planning to re-domesticate from the State of Delaware to the State of Nevada. The Element 21 brand name, Carrotstix, and all related consumer brands will remain as is.  The Company has a new corporate master brand and it will expand its portfolio of products to provide metals and materials.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements Affecting the Company” in the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance the development and expansion of its business.  The Company is prohibited from paying dividends on common stock as long as there are any unpaid accrued dividends due to the Series B Convertible Stock stockholders. Therefore, there can be no assurance that dividends of any kind will ever be paid. Pursuant to the Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Company, we are required to pay dividends on our Series B Stock.  We have this quarter and we expect to continue to pay such dividends in the form of Company common stock.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended June 30, 2009. See Note 5 to these interim consolidated financial statements for the accounting policy adopted for Intangible Asset Subject to Amortization, Net. Our critical accounting policies and estimates have not changed materially during the nine months ended March 31, 2010.

Off Balance Sheet Arrangements

None

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4    CONTROLS AND PROCEDURES:

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

PART II - OTHER INFORMATION

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, the Company issued 870,000 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $642,850 and 1,082,142 warrants were exercised for shares of its common stock resulting in the Company receiving $322,500.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  At January 11, 2010 and February 18, 2010, the Company issued 92,736 shares of its common stock valued at $60,000 to the holders of the Series B Stock for accrued dividends through December 31, 2009. On January 14, 2010, the Company issued 4,444,444 shares of its common stock valued at $2,888,888 to Zeroloft for the License Agreement.  The shares were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Act.

ITEM 3    DEFAULT UPON SENIOR SECURITIES

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The loan agreement contains default provisions and the Company went into default; however, during the quarter ended March 31, 2010, the Company has been negotiating an extension of the repayment date. During the nine months ended March 31, 2010, the Company repaid $325,000 of the loan ($150,000 was previously repaid).  The remaining unpaid balance as of March 31, 2010 was $350,000.

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

Element 21 Golf Company

May 14, 2010	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
Chairman, Chief Executive Officer and President

May 14, 2010	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA Chief Financial Officer