Form 10-K
period 2010-06-30
American Rare Earths & Materials, Corp.
filed 2010-09-24
CIK 797662

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File No. 000-15260

American Rare Earths and Materials, Corp.
(Name of Small Business Issuer in its Charter)

Nevada	98-0669413
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9
(Address of Principal Executive Offices)

Registrant’s Telephone Number: 416-362-2121

Element 21 Golf Company
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

Issuer’s revenues for its most recent fiscal year: June 30, 2010 = $4,341,362

As of December 31, 2009 there were approximately 11,294,573 shares of our common voting stock held by non-affiliates having a market value of approximately $8,470,930 on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of September 24, 2010, there were 22,636,657 shares of common stock of the Issuer outstanding.

American Rare Earths and Materials, Corp.
(formerly known as Element 21 Golf Company)

10-K for the Year Ended June 30, 2010

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Under the Private Securities Litigation Reform Act of 1995, companies are provided with a “safe harbor” for making forward-looking statements about the potential risks and rewards of their strategies. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. In this Form 10-K, forward-looking statements also include:

●	statements about our business plans;
●	statements about the potential for the development and public acceptance of new products;
●	estimates of future financial performance;
●	predictions of national or international economic, political or market conditions;
●	statements regarding other factors that could affect our future operations or financial position; and
●	other statements that are not matters of historical fact.

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

These forward-looking statements speak only as of the date of this Form 10-K. We believe it is in the best interest of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, and also review our Quarterly Reports on Form 10-Q.

ITEM 1.                      DESCRIPTION OF BUSINESS

General

American Rare Earths and Materials, Corp. (formerly known as Element 21 Golf Company) (the “Company,” “AREM,” “Element 21,” “we,” “us” or terms of similar meaning) is a leader in commercializing Scandium, a rare earth metal. Based upon its experience with Scandium and advanced materials, AREM is positioned to provide solutions in extraction, sourcing, alloying, manufacturing and application development of the rare earths, advanced metals, composites and chemical materials.  The business platform is to provide a reliable supply of rare earth materials, which is supported by increased use of these materials in consumer and industrial applications.  AREM to date has been a leader in the application of Scandium in the sports industry with its Scandium Alloy golf products, and has developed and/or commercialized advanced biofiber fishing equipment and Zeroloft Aerogel insulation for apparel and footwear. The business direction for AREM is to expand its revenue base to include extraction and sale of the rare earth materials and development of products for consumer and industrial markets, in order to capitalize on the vertical integration that AREM has developed in the production of the Scandium sports equipment.

 Rare earth metals, or Rare Earths, are a collection of seventeen chemical elements in the periodic table occupying slots 21, 39 and 57-71, and include scandium, yttrium, and the fifteen lanthanides. The company has historically been focused on selected consumer markets including golf equipment and fishing products for the sporting goods industry.  In 2010, the company began to offer advanced materials products (Zeroloft Aspen Aerogels) also for the sporting goods industry.  The company is now working to extend its capabilities beyond consumer markets and explore opportunities in industrial markets.  This includes industries that use Rare Earth metals including aerospace, alternative energy, automotive, power transmission, shipbuilding, and transportation.  American Rare Earths and Materials, Corp. is committed to becoming America's best and most reliable source for Rare Earth metals and to fully leverage the global mega-trends in these categories.

Business Strategy

Since 2002, American Rare Earths and Materials, Corp. has been commercializing Scandium. This has led to the development of a unique value chain that includes the extraction of Rare Earth metals (Scandium), the development of patented Rare Earth metal super alloys (Scandium Super Alloys), and the manufacture of end products (golf equipment, fishing products) using Rare Earth metal components. When AREM began this process in 2002, the commercial use of Rare Earth metals was relatively small.  Today, commercial applications for Rare Earth metals have grown significantly and Rare Earth metals have become a critical strategic resource for industry even though the overall volume of Rare Earth metal production is still small (estimated 123,000 tons in 2006). Applications for Rare Earth metals include:

●	Hybrid Vehicles
●	Electric Motors
●	Wind Turbines
●	Thin Film Solar Technology
●	Medical Laser Technology
●	Military Applications
●	Sports Equipment

Hybrid vehicles such as the Toyota Prius are heavy users of Rare Earth metals including Dysprosium, Lanthanum, Neodymium, Praseodymium, and Terbium. Each electric motor in the Prius requires 1 kilogram (2.2 lb) of neodymium and each battery uses 10 to 15 kg (22-33 lb) of lanthanum. These numbers are expected to double under new plans to boost fuel economy even further.  In addition, demand for Rare Earths is expected to increase as Toyota increases sales of the Prius from 100,000 in the US in 2009 to an estimated 200,000+ in 2010.  Toyota believes that the ultimate market for the Prius in the US is 1 million units sold each year. In addition to hybrid vehicles, Rare Earth metals are used as battery alloys, magnets, catalysts, and other new applications in a wide range of other industries.

AREM has determined that its 8 year experience in extraction, production and applications of the Scandium and advanced materials, it has unique expertise in Rare Earths domain.  The Company has relationships, partnerships, and proprietary expertise that can be applied to markets beyond consumer products and sporting goods equipment.  The Company has the ability to solve challenging problems related to the extraction of Rare Earth metals.  The Company believes it has untapped expertise in Rare Earth metals and their manufacturing that can be applied to industrial markets.  This represents a new opportunity for growth.  This new opportunity will build upon and leverage the Company’s expertise in commercializing Rare Earth metals for sporting goods.

As such, the business strategy for the Company is to:

●	Continue to grow the Company’s products and revenues in the sporting goods market
●	Continue to grow the Company’s brands in the sporting goods market including E21, CARROT STIX™ and other brands
●	To expand applications of the Company’s patented Scandium Super Alloys
●	To explore new opportunities in Rare Earth metals including the application of unique extraction technologies
●	To explore new opportunities in other metals where the Company has proprietary knowledge and capabilities
●	To expand beyond retail stores and individual consumers and pursue large industrial Fortune 500 customers
●
To offer products to large industrial categories where Rare Earth metals and other metals can be applied including aerospace, alternative energy, automotive, power transmission, shipbuilding, and transportation

American Rare Earths and Materials, Corp. is committed to becoming America's best and most reliable source for Rare Earth metals and to fully leverage the global mega-trend in the Rare Earth metals marketplace.

Sporting Goods Industry

AREM currently has three fully developed sporting goods product lines:  (1) Golf equipment; (2) Fishing products; (3) Zeroloft Aspen Aerogels – sport wear apparel and footwear and related sports specialty items. The Company has determined that it currently operates in one reportable segment: outdoor sporting goods.

The US sporting goods manufacturing industry includes about 1,800 companies with combined annual revenue of about $13 billion. Large companies include Callaway Golf Company; Easton-Bell Sports; the Spalding division of Russell Brands; ICON Health & Fitness; Rawlings Sporting Goods; and Wilson Sporting Goods. The industry is concentrated: the 50 largest companies account for about 60 percent of industry revenue. The US retail sporting goods industry includes about 20,000 companies with combined annual revenue of about $35 billion. Large chain operators include Academy, Cabela's, Dick's Sporting Goods, Hibbett Sports, REI, and The Sports Authority. The industry is fragmented: the 50 largest companies account for less than 50 percent of revenue. Only about 170 companies have more than five stores.

The overall golf industry is a $60 billion market. Approximately $5.5 billion each year is spent on golf equipment, with roughly half of that coming from the key U.S. market. Metal woods alone account for $1 billion in annual sales. The explosion of oversized clubs in 1992, titanium clubs in 1995, and multi-metal undersized clubs has proven that innovative designs and new materials promising improved performance are quickly embraced by the consumer and offer tremendous marketing advantages for the innovating companies. Companies such as Adams, with its patented Tight Lies® fairway woods grew from $2 million in sales to over $100 million between 1995 and 1997.  However, since the introduction of titanium, there have been no significant introductions of new materials into the golf equipment market. Advances in shaft design/composition have been refinements of existing technology. It is common knowledge within the community of golf professionals that the most important part of the performance of any club is the shaft, and the easiest way to improve performance is with a better shaft quality.  From a retail perspective, there are 2,000 golf-only stores as listed by The National Golf Foundation’s (“NGF”) Directory of Golf Retailers: Off-Course Golf Retail Stores in the U.S. This does not include on-course stores for which The NGF has over 16,000 listed golf courses in the U.S. Additionally, there are a significant number of multi-line Sporting Goods stores such as Dick’s and Sport Authority that sell golf equipment, there are golf-only internet-based retailers and multi-line sporting goods internet-based retailers that sell golf equipment.

Roughly $7 billion each year is spent on hunting and fishing equipment making this industry somewhat larger than the $5.5 billion golf equipment market.  In general, the demographics of an aging population have reflected a flattening of the hunting and fishing category.  Sales of licensed guns increased substantially just prior to the 2008 election and have continued strong since that time. Fishing licenses have grown 5% in 2009 in 12 key states that participate in the American Sport Fishing Association’s license sales index.  Counterintuitively, industry watchers believe that both hunting and fishing categories have been propelled by the recession due in part to consumers facing under-employment and unemployment now have more time to pursue hunting and fishing.  The overall result has been that spending on hunting and fishing equipment has grown 22% from 2005-09 according to Mintel Group. Industry experts believe that the market will continue to grow robustly into 2010.

Zeroloft Insulation as an integrated solution for the needs of the estimated $2.4 billion worldwide sports apparel and footwear market. Hanesbrands use over $200 million in insulation products annually. Management believes its early focus will be on seeking distribution relationships with larger worldwide apparel and footwear manufacturers that are leaders in their categories or known for their state-of-the-art products.

Golf Equipment and Products

AREM is focusing on the distribution of golf equipment components made from Rare Earth metals (Scandium) primarily to Original Equipment Manufacturers and specialty club fitting centers.  The components include Scandium shafts and heads.  The market for golf shafts has been estimated to be close to 30 million units in the US and 60 million units worldwide, with the size of the market for high performance premium shafts at 27 million units worldwide.  This is the target market for the Company.  AREM’s proprietary Scandium metal alloy golf products have outstanding potential in the industry based on the following factors:

●
The results of player and robotic testing (Golf Labs) indicate Scandium’s improved performance over leading titanium, steel and graphite clubs and shafts, providing increased distance and less dispersion. This allows longer more accurate golf performance that can be achieved with current metals and manufacturing techniques.

●	Scandium metal alloy can be engineered to provide AREM’s trademarked ShockBlokTM benefits (see below)
●	55% reduced density and 25% specific strength advantage over titanium alloys.
●	Scandium is softer than titanium providing superior feel and workability for the player.
●	Scandium is lower in cost and easier to fabricate than titanium and 75% reduced density compared to stainless steel.
●	Significant cost and performance advantages over composite materials such as graphite.
●
Scandium has excellent fatigue resistance and Scandium is wieldable with extremely high consistency of manufacture to extremely tight tolerances. This feature, particularly in golf shafts, is of utmost importance in providing a set of clubs that play consistently, one to the other.

On average, based on the robotic testing conducted by the Golf Labs of San Diego and player testing, the AREM Scandium Alloy shaft registers substantially longer distance than any other shaft it tested against, in some cases by as much as 16 yards at identical swing speeds, using identical 6 iron heads for the test.

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

Fishing Products

On June 21, 2007, the Company entered into a non-exclusive, world-wide License with Advanced Light Alloys Corporation (“Advanced”) by which Advanced licensed AREM to make, use, and sell a line of fishing equipment utilizing certain of Advanced’s patents.

The Company hired a fishing rod designer to provide fishing rod designs for the market. Several new SKUs of fishing rods were created to be marketed under the E21 Fishing brand. The initial designs consisted of the ‘Carrot Stix’ design in both casting and spinning rod variations. The CARROT STIX™ Casting Rod measures 6’9" with a parabolic action and is used for crankbaits, top water, spinner baits and jerk baits. The CARROT STIX™ Spinning Rod is a 6'7" medium action spinning rod, ideal for tubes, worms, grubs, and small crank baits, etc. This rod is also used for walleye fishing. To date, over 90 product SKU’s have been designed in the Carrot Stix line of products, which represents AREM’s complete line of rods.

AREM’s CARROT STIX™ represents the latest in cutting edge technology. Nano level cellulose bio-fibers are extracted from carrots, processed into a super high strength epoxy matrix and then this matrix is molded around a thin walled ultra high modulus graphite skeleton. When the two materials bond they create what we believe to be the finest rod blank ever made, unparalleled in its light weight, sensitivity, strength and performance.

Another first for CARROT STIX™ is a Finite Element Analysis (FEA) program that was used to design the blank. By using FEA, “Hot Spots”, or areas in the blanks that show a high propensity for breakage, are identified and removed. This allows for the creation of a blank that is evenly stressed when loaded, thereby reducing the potential of failure. The blank is bonded to a fully exposed grip, for full contact with the rod. This set up is found on both spinning and casting models.

Each CARROT STIX™ is hand made using the highest quality components and meticulous attention to detail. The butt on each are a removable anodized Scandium butt cap, providing easy access to the rod’s weight port and allowing for personalized balancing to individual specs and comfort. When we add new Caxin Lite guides with TiCH inserts, frames and our “Maximum Exposure” split reel seats, we believe we deliver to the consumer one of the finest competition rods ever built.

At the 2007 ICAST show, the Company won a trifecta of awards:
●	Best Freshwater Rod;
●	Best Saltwater Rod;
●	Overall Best Product In Show.

At the 2008 ICAST show AREM won:
●	Best Apparel with the introduction of its CarrotexTM line of outdoor apparel.

In the summer of 2008, AREM appeared at the 2008 ICast show with a full line of fishing rods, each developed with a nano-bio-fiber technology blank. The original product line was developed with 15 separate product SKUs and has now increased to 94 product SKUs. In early 2008, AREM engaged 3 of the industry’s sales representation agencies. Taken in combination with the company’s internal sales team, these sales groups began providing representation to the entire US (including Alaska and Hawaii) as well as all of Canada. During the last year, AREM streamlined its sales efforts by eliminating two of the three agencies.  The current sales distribution structure includes the one agency as our primary sale representative team together with a number of major distributors.  Through the various channels AREM has grown its North American accounts to over 1000 locations.

In 2009, AREM introduced:
●	New fishing rod guides made from Rare Earth metals (Scandium)
●	AREM fishing products to more retailers with the number of retailers carrying AREM fishing products reaching 370

These new retailers included Bass Pro, Cabelas, Academy, West Marine, Sportsman's Warehouse, and Gander Mountain.
New distributors included Big Rock, Farris Brothers, Pitman Creek, Patches, Bishop, Hicks and Sports Supply. As a result, AREM was ranked #1 as the Fastest Growing Company in Canada by Profit Magazine with three-year sales growth of 1918% and worldwide distribution.

At the 2010 ICAST show, AREM introduced:
●	New micro-guided fishing rods

AREM has now entered the fast-growing micro guide fishing segment with both a refinement of the original AREM micro lineup, but also two entirely new lines of micro-guided rods: professional grade and value-priced.  The Company has also contracted top pro-staffers to represent, use and test Carrot Stix technology. The Company has reduced the number of pro-staffers in 2010 to focus on top pros which the Company believes will help us with brand awareness and sales. Our pro-staffers currently include the following:

1)	Henry Wazczuk, with over 25 years on TV, and a media distributor across Canada and the USA, Henry is the host of the popular Fins and Skins, and Fishing the Flats series;
2)	Chad Morgenthaler – A former firefighter and now a fulltime Professional Bass Angler with over 14 top 20 finishes
3)	Matt Greenblatt – is an accomplished professional angler. Matt has been a fixture on the FLW Tour and is now a BassMaster Elite Series Pro.

ZeroLoft Aspen AerogelsTM Products

In the 1930s American chemical engineers invented one of the world’s lightest known solids by drying a form of silicon dioxide under intense pressure and high temperature. The new invention – aerogels – was initially used in selected chemical applications and came to be seen as an excellent insulator of both heat and cold and ultimately used by NASA as an insulation material in space suits and for the Mars Rover. Commercialization for the consumer apparel market has been slow.  Aspen Aerogels, a spinoff from NASA contractor Aspen Systems, developed aerogels insulation materials for the oil industry and other selected heavy industries.  AREM had experimented with nanotechnology based processes that could be applied to a several different types of technologies, including aerogels, and the two companies have worked together to develop Zeroloft Aspen AerogelsTM.

In 2010, AREM announced that Russell Outdoors, a leader in the hunting apparel and outdoor sportswear industry, will debut several hunting apparel products using Zeroloft Aspen AerogelsTM insulated apparel.  Russell Outdoors new hunting apparel is low weight with reduced bulk and thickness as well as ultimate performance under compression.  AREM also announced that Hanesbrands Inc. will unveil cutting edge technology apparel made with Zeroloft Aspen AerogelsTM insulation.  The new “super-suit” from Hanesbrands was used in a Spring 2010 expedition of Mount Everest by world-class mountain climber Jamie Clarke.  AREM is working with other sports apparel and sports equipment makers for additional applications of the new Zeroloft Aspen AerogelsTM technology.  This includes CamelBak, the maker of sports water bottles.  In 2010, AREM announced the launch of a new series of products with CamelBak.

Specialty Metals and the Rare Earth Metals Industry

Although global mining production for most major metals declined in 2009 (e.g. iron ore production declined 6% to 1.6 billion tons), these levels are still double the production levels of the 1990s for most major metals.  In emerging markets, an industrial revolution is underway driving the growth of global mining production.  In developed markets and mature industries, the demand for specialty metals has increased as engineers look for new advantages, new capabilities, and new opportunities for better, faster, more efficient, and more effective new products.  In addition, the challenges in the energy industry, including higher prices and a changing global climate, have increased development of alternative energy technologies.

Rare Earth metals have unique properties that can help solve many of these challenges.  Rare Earth metals can operate as a catalyst to improve efficiency or as an extreme magnetic agent in batteries and engine technologies or as a powerful amplifier of image visualization.  Elements such as Cerium, Dysprosium, Europium, Lanthanum, Neodymium, Praseodymium, Samarium, Terbium, Yttrium and others are becoming strategically important to Aerospace & Defense, Alternative Energy, Automotive, Consumer Electronics, Medical Technology, and other key industries.  Global production of Rare Earth metal oxide, estimated to be 123,000 tons in 2006, is projected to be 188,000 tons in 2012 – although many experts believe the growth in hybrid cars and various consumer electronics could drive demand for Rare Earth metals to be in excess of 200,000+ tons.  Any serious growth in alternative energy including solar power, wind power, and other alternative energy technologies will drive demand for Rare Earth metals even higher.

The challenge for industries who want to use Rare Earth metals is that 95% of Rare Earth metal mining and production is in China.  This globally dominant position is the result of a long term strategy by the Chinese government and industry to leverage aggressive mining tactics, low labor costs, selected acquisitions, and low pricing strategies.  In August, 2010 the Wall Street Journal reported that China will decrease Rare Earth global shipments by 72% for the second half of this year.  Industry watchers expect this to be a prelude to a strategy by China to force manufacturers to set up Rare Earth processing plants in China.

The result is there is global strategic interest in developing non-Chinese sources of Rare Earth metals.  In the U.S., the General Accounting Office issued a report in April 2010 on the subject: Rare Earth Materials in the Defense Supply Chain and concluded that defense systems will likely continue to depend on Rare Earth materials and that China’s dominant position in the Rare Earths market gives it market power which could affect global Rare Earth supply and prices.  A more detailed study on the US Military dependence on Rare Earths is expected to be completed in September 2010.  In addition, both Sen. Lisa Murkowski, R-Alaska, and U.S. Rep. Mike Coffman, R-Colorado, have introduced legislation to address the strategic risk to the United States military and to American industry given a lack of domestic production of Rare Earth elements.  There are several mining operations in North America and Australia that are working to develop the facilities and technologies required to effectively extract Rare Earth metals.  In summary, the market for Rare Earth metals is growing and the need for expertise and non-Chinese based sources of Rare Earth metals is urgent.

New Products and Projects in Development

AREM has overcome scientific, engineering, and metallurgical challenges in working to commercialize Rare Earth metals since 2002.  The company has built a global value chain that extends from Rare Earth metals extraction to refining to production of end products.  The result is a strong foundation of proprietary expertise in Rare Earth metals. AREM is now working to establish a position in the industrial market for Rare Earths beyond sporting goods.  These new products and projects from AREM are in development.  They include:

•	New Rare Earth metal extraction technologies
•	New sources of Rare Earth metals
•	New applications of the company’s patented Rare Earth metal Scandium super alloys
•	New opportunities in mining and refining of other metals

AREM is interested in pursuing projects that generate strong revenue growth and return on investment.  This includes mining projects where the company’s unique expertise can provide a strategic advantage. The company is working on a wide range of opportunities and expects to announce new products, projects, and partnerships in late 2010 and into 2011.

Company History

AREM was originally formed as OIA, Inc., a Delaware corporation, in 1986. In 1992, the Company changed its name to Biorelease Corp., and was engaged in the business of biotechnology from 1992 through 1995. From mid-1995 through September, 2001, the Company sponsored a number of early-stage ventures. In June 2001, the Company changed its name from Biorelease Corp. to BRL Holdings, Inc.

In September, 2002, we acquired 100% of the outstanding common stock of BRL Holdings, Inc (BRL), a Delaware corporation, in exchange for 2,123,621 restricted shares of our common stock (“the Acquisition”). We also converted options to acquire 321,600 shares of BRL common stock into options to acquire 321,600 shares of our common stock. This Acquisition was accounted for as a “reverse” acquisition using the purchase method of accounting, since the shareholders of the Company owned a majority of the outstanding stock of BRL immediately following the Acquisition. Following the Acquisition, we changed our name to Element 21 Golf Company. Upon completion of the Acquisition, the previous officers and directors of the Company resigned.

Element 21 was formed on September 18, 2002 to acquire partially-developed golf technology to further design, develop and bring to market golf club shafts and golf heads made from a patented scandium alloy licensed exclusively (the “E21 Alloy”) to the Company. The exclusive license to produce and sell the E21 Alloy for golf club shafts and golf heads is founded on two US patents (Scandium alloy US Patent #5,597,529 and sports applications -- US Patent #5,620,652. These rights do not cover all mixes of scandium alloy; however, the Company believes that any scandium alloy mix outside the range of its patent-protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner.  The exclusive golf license carries zero royalty. The active ingredient in the E21 Alloy is Scandium, which is element number 21 in the Periodic Table of Elements. E21 Alloy shafts exhibit properties that out-perform titanium with a higher strength-to-weight ratio of up to 25% and a specific density advantage of 55%. The E21 Alloy is lighter, stronger and more cost effective than titanium. This advanced metal technology was originally developed in the 1970’s in the former Soviet Union for military applications. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station.

On April 25, 2008, in conjunction with shareholders’ approval, the Company effected a reverse split of the Company’s common stock, issuing 1 new common share for every 20 common shares issued and outstanding prior to this date. Coincident with this reverse split, the Company also changed its ticker symbol to ETGF.OB.

 The Company has commercialized scandium’s use in the golf industry with a line of golf shafts and clubs. During the past two years, the Company has developed an updated and improved product line of drivers, irons, hybrids, shafts and golf bags using proprietary materials and production techniques.

In June, 2007 the Company began an expansion into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide license agreement with Advanced Light Alloys Corporation (“Advanced”) by which AREM was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’ technology and products.  The Company is obligated to pay a 20% royalty based on the net selling price of all fishing products.

In May 2008, the Company signed a three year licensing agreement with Kanata Shaft Company, LLC (“Kanata”), whereby the Company granted Kanata the exclusive right to market and distribute the Company’s golf shafts in the United States.  Kanata agreed to purchase a minimum of $4,120,000 scandium shafts over the term of the contract. As of June 30, 2009, Kanata total orders were $289,338, which is below the minimum requirement of $600,000 set by the first year contract terms. Because of the minimum order shortfall, Kanata’s exclusivity has been terminated. See, Part I, Item 1A Risk Factors and Part II, Item 9B Other Information regarding the termination of exclusivity under the distribution agreement with Kanata.

Recent Events

1.	Name changed to American Rare Earths and Materials, Corp. from Element 21 Golf Company

On July 12, 2010, the Company changed its name to American Rare Earths & Materials Corp. in order to reflect the expansion of its core business beyond sporting goods and golf equipment and into industrial markets where the Company will apply its expertise in the extraction and production of Rare Earths and other metals for large industrial companies.  Scandium is the 21st element of the Periodic Table and to date has been the main commercialization focus of Element 21 Golf Company.  However, the Company has expertise that can be applied to other Rare Earth elements and other metals and materials. As such, the new company name reflects a broader mission and a broader range of products that will be forthcoming.

2.	Re-domestication of the Company from Delaware to Nevada

The reincorporation of the Company from Delaware to Nevada on July 12, 2010 eliminates our obligation to pay the annual Delaware franchise tax which we expect will result in significant savings to us over the long term. For tax year 2007, we only paid $1,250.  Following the reverse split of the Company’s Common Stock in April 2008, on a 1 for 20 basis, there was a reduction in the number of shares issued and outstanding but not the number of shares authorized.  Consequently, we were required to pay $19,922 in 2008, $22,153 in 2009; and required to pay approximately $1,757 prorated for the 2010 tax year to the State of Delaware for annual franchise tax obligations. In the State of Nevada, our current annual filing fee in the State of Nevada is expected to be approximately $275.

3.	Zero-Loft Aspen Aerogels

On January 14, 2010, AREM signed an exclusive agreement for the licensing and distribution of Zeroloft Aspen AerogelsTM Insulation for sports applications including apparel and footwear. Aspen AerogelsTM superior insulation technology has been recognized as one of the Top 10 Nanotech Products by Forbes Magazine in 2005 and has even been used by NASA for insulating astronauts in space. Its applications in the sports apparel and footwear industry are vast as it has scientific and market tested data verifying that it increases thermal protection more than two to twelve times that of traditional insulation fillers such as down or polyester fiber. Additionally, it can provide a weight savings of as much as 80% when compared to traditional insulation.  In 2010, AREM announced that Russell Outdoors, Hanesbrands Inc. and CamelBak will each launch new products for the sports apparel and sports equipment marketplace based on the Zeroloft Aspen AerogelsTM technology.

Raw Material Supply

For its product lines, AREM sources Scandium, Biofiber and Aerogel.

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

Aspen AerogelsTM materials have been used as the base material to develop applications in apparel, footwear and various industrial applications.  Aerogel is a silica based material produced through a patented process and licensed exclusively to AREM.

Sales and Marketing

AREM has developed the following business platforms:
1.	Consumer goods, sold to consumers via retail distribution channels,
2.	Business to business sales of components that are used in production of the consumer and industrial goods, and
3.	Raw material supplier and licensor of extraction and manufacturing technologies.

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

In June 2008, AREM signed a multi-year agreement with Kanata Shaft Company LLC (“Kanata”), in Ohio whereby Kanata had committed to aggregate orders of $4.1 million over its term, and gave Kanata exclusive rights to distribute AREM Scandium shafts in the USA. This exclusivity part of the contract was terminated, as Kanata did not meet the minimum order requirements. The removal of exclusivity, will allow AREM to expand its Scandium components distribution, with Kanata being one of the customers, rather than the only North American customer. See, Part I, Item 1A Risk Factors and Part II, Item 9B Other Information regarding the termination of the distribution agreement with Kanata.

The Company has created promotional support to increase brand awareness and reinforce the unique nature of its proprietary Carrot Stix™ and Scandium Metal Alloy clubs and shafts. Items of support include the following:

Endorsement Contracts in both Golf and Fishing – We have engaged some of the top names in each industry, including, Jeff Reynolds, Chad Morgenthaler, Matt Greenblatt and Henry Waszczuk.

TV advertising on several national networks as well as targeted fishing ads on the Outdoor Network and World Fishing Network, among others.

TV programming with long-standing programs for fishing. Such programs include Fins and Skins, Fishing the Flats, The Reel Road Trip, among others. These offerings will be expanded through the World Fishing Network in the coming season.

Email Campaigns: At several strategic points in the market cycle of each industry, AREM has undertaken a widespread email marketing campaign, sending recipients a listing of specials as well as product information for the company’s award winning lineup. These broadcasts are coupled with special landing pages to enhance the customers’ experience and provide them with more information.

The Company has an exclusive agreement for the licensing and distribution of Zeroloft Aspen AerogelsTM for sports and apparel applications and a non-exclusive agreement for industrial applications.  We have been working with customers such as Russell Athletics, Hanesbrands and Camelbak and a number of companies in the industrial sector to develop applications and expand volume of insulation used. For example, Hanesbrands used over $200 million of insulation material in their apparel each year. As part of the marketing effort to provide visibility to the Zeroloft insulation, AREM together with Hanesbrands developed a alpine suites that were used to climb Mount Everest in the spring of 2010.  The new technology was featured in the Fast Magazine (February 2010 issue) and in the Forbes (June 2010 issue).

Operations and Management

Through strategic relationships the Company has been able to create vertical integration, which includes material sourcing, alloying, and proprietary manufacturing paths for production of semi-finished and finished golf components, engineering, design, and sales.

Pursuant to the Company’s exclusive manufacturing agreement with its manufacturing partners, the Company provides the raw materials and trains the manufacturers’ personnel in the production of the various product lines.

In order to sustain and better service the great demand for its products, AREM utilizes the services of Professional Marketing Associates (PMA), a fulfillment warehouse based in Arizona. The Company’s entire inventory is managed through this location, which provides specialized computer systems that track all logistics transactions. This system further allows to company to measure trends and align future projections and development.

To date, the Company has four full time employees and a number of strategic consultants. The combination of key employees and consulting staff significantly reduces overhead expenses in the areas of marketing, administration and development and allows us to be responsive to fluctuations in the marketplace that have plagued other start-up companies.

The model of vertical integration is continuing in fishing and Zeroloft products which include materials sourcing, engineering, product design and development, manufacturing, and marketing and sales.

Corporate Finance

During the 2010 fiscal year, one investor, one former officer and two consultants exercised warrants, the investor for $300,000, the former officer for $5,000 and consultants for $15,000 and $7,500 for a total of $327,500 resulting in the issuance of 1,132,142 common shares. Funds were received and included in financing activity on cash flow statement.

The Company entered into a new unsecured promissory note of $825,000 on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  However, the Company has been negotiating an extension of the repayment date. During the twelve months ended June 30, 2010, the Company repaid $325,000 (2009 - $150,000) of the loan.  The remaining unpaid balance as of June 30, 2010 was $350,000 (2009 - $675,000).  On July 2, 2010, the Company repaid an additional $200,000. The current unpaid balance is $150,000 plus accrued interest.

The Company consummated a Three Hundred Thousand Dollar ($300,000) Convertible Bridge financing on January 20, 2009 by entering into a Convertible Bridge Loan Note (“Convertible Note”), Warrant Agreement and Subscription Agreement collectively the (“Subscription Agreements”). The Subscription Agreements provided for the purchaser to loan to the Company $300,000 in exchange for a Convertible Note which provided for repayment within 6 months from January 20, 2009 at the rate of 7% per annum due and payable upon maturity.  The Convertible Note could be converted by the purchaser at anytime during or at the expiration of 6 months at a conversion price equal to 45 cents per share.  In addition, the Company issued to the Purchaser a warrant to purchase an additional $300,000 worth of shares at 35 cents each for a period of 12 months from January 30, 2009.  The Warrant was to expire on January 30, 2010. The exercise price of the Warrant was subject to adjustment in the event of certain dilutive issuances, stock dividends, stock splits, share combinations or other similar recapitalization events. The Warrant could only be exercised by the payment of the applicable exercise price to the Company in cash, no cashless exercise is permitted. The Warrant could be exercised in whole or in part for shares of common stock by payment by the Purchaser of the applicable exercise price in cash prior to the expiration of the Warrant on January 30, 2009.  The Convertible Bridge Loan matured on July 20, 2009 and was converted into 666.667 shares of common stock on November 12, 2009.  The warrants were exercised for stock on January 19, 2010.

On July 20, 2009, American Rare Earths and Materials, Corp. (formerly known as Element 21 Golf Company) (the “Company”) filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock of the Company (the “Amendment”.  In connection with the Amendment, the Company agreed to pay dividends on the Series B Convertible Preferred Stock of the Company (the “Series B Stock”) quarterly and the current holders of the Series B Stock (the “Holders”) agreed that such dividends could be paid by delivery of the Company’s common shares.  In connection with the Amendment, the conversion price was adjusted, one of the holders returned to the Company 5,882,353 unregistered common shares received by reason of the conversion of its Series B Stock in consideration for the reissuance to the Holder of 58,823 shares of unregistered Series B Stock, both of the Holders received 832,677 unregistered common shares in consideration for accrued dividends and 25,000 unregistered common shares as consideration for the Amendment.

Status of Any Publicly Announced New Product or Service

The Company’s website, at www.americanrare.com, www.e21sports.com, www.e21golf.com, www.e21fishing.com www.carrotstix.com contains its press releases and financial reports as well as independent test results of the Company’s shafts and rods against the leading high-performance products in the world. For additional information or earlier press releases go to any website’s financial bulletin board for American Rare Earths and Materials, Corp. (OTCBB AREM).

Competitive Business Conditions

The Company’s competition are companies that provide other materials that are used in the sporting goods industry, both in equipment and apparel uses.  These materials include steel, titanium, graphite, thinsulate, primaloft and others.  Even though many of these competitors currently have greater resources, marketing capabilities and name recognition, they do not have access to the technologies and materials that AREM is offering.  For this reason, in a number of applications AREM is working to become a materials and component supplier to the OEM in various industies, where these materials offer performance advantages to the current materials.  In addition, the Company’s exclusive licenses and proprietory extraction and manufacturing paths have precluded the competitors (todate) from developing lines of products using AREM’s materials.

The Company has an exclusive agreement for the licensing and distribution of Zeroloft Aspen AerogelsTM for sports and apparel applications and a non-exclusive license for industrial applications.  AREM has developed production know how which allows  the  use of Zeroloft in new applications that were previously inaccessible.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company does not hold direct title to any patents. However, AREM is in the process of expanding its initial exclusive license applications in golf to all applications listed in the U. S. Patent Nos. 5,597,529 and 5,620,662,   Although these rights do not cover all mixes of Scandium alloy, and do not cover production or sales outside the US, the Company believes that any Scandium alloy outside the range of its patent protected rights cannot be used to produce industrial and consumer products in an economically feasible manner. The U. S. Patent Nos. 5,597,529 issued on January 28, 1997, and 5,620,662, issued on April 15, 1997, initially filed by Ashurst Technologies, Inc. are now held by the Advance Light Alloys, the current licensor to AREM.

           On June 21, 2007, the Company entered into a non-exclusive, world-wide license with Advanced Light Alloys Corporation (“Advanced”) by which AREM was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’ technology and product development.   The Company is obligated to pay a 20% royalty based on the net selling price of all fishing products.

Research and Development

During the fiscal years ended 2010 and 2009 there were no research and development costs incurred by the Company. To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs.

ITEM 1A RISK FACTORS

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $31,238,969 as of June 30, 2010 and negative working capital of $124,889. For the year ended June 30, 2010, our net loss was $4,477,564. We have historically experienced cash flow difficulties primarily because we have been till recently a development stage company and our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future; however, we may be able to generate positive cash flows from operations within the next 12 months. These factors and uncertainties, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

We have only four employees and our success is dependent on our ability to retain and attract consultants to operate our business and there is no assurance that we can do so.

As discussed earlier, as of June 30, 2010, we have four employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and are unable to find appropriate replacements in a timely manner.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales Rare Earths raw materials of AREM alloy golf shafts, fishing rods and Zeroloft management fees and royalties that are only now entering the initial marketing phase. Although we believe our products and technologies will be commercially viable, these are new and untested products.  If markets for our products fail to develop further, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

Competition from traditional golf equipment and fishing rod providers may increase and we may not be able to adequately compete.

The market for golf shafts and fishing rods is highly competitive.  There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and also have greater name recognition and market presence.  These competitors could reduce their prices and thereby decrease the demand for our products and technologies.  We expect competition to intensify in the future, which could also result in price reductions, fewer customer and lower gross margins.

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

At this time we are without an exclusive distributor of our golf products.  Although we have resumed our direct relationships with the OEM manufacturers and other large wholesale and retail distributors of our products, and we have a website-based sales capability, if we are unable to replace Kanata with another exclusive distributor, our revenues from the sale of golf shafts, clubs and other products may decline, which could have a material adverse affect on our ability to grow our golf related business and, in turn, may have a material adverse affect on our ability to continue golf related operations.

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

The inability to obtain a sufficient amount of scandium or of scandium alloy or other Rare Earths and Zeroloft Aspen would adversely affect our business.

Although we currently believe that we will continue to be able to have access to sufficient amounts of scandium or scandium alloy at feasible prices, there is no assurance of this, and any failure to be able to obtain a sufficient supply of scandium at reasonable prices would have a material adverse affect on our business.

We have only one supplier for Zeroloft Aspen Aerogels and any failure to be able to obtain a sufficient supply at reasonable prices would have a material adverse affect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      DESCRIPTION OF PROPERTY

The Company’s offices are located at 200 Queens Quay East, Unit #1, Toronto, Canada. Our office space measures a total of approximately 1,927 square feet. We entered into a four year lease that ends in May, 2013. Our minimum rent is $12 per sq. ft. from June 1st 2009 to May 31st 2011 ($23,124 Canadian dollars per annum) which increases to $13 per sq.ft. from June 1, 2011 to May 31, 2013 ($25,051 Canadian dollars per annum) plus additional rent for property taxes and operations and maintenance.

            The Company’s inventory is currently managed by Professional Marketing Associates (“PMA”), located in Tempe Arizona. PMA provides complete assembly facilities, warehousing, and shipping and receiving capabilities.

ITEM 3.                      LEGAL PROCEEDINGS

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America which hold cash of $79,842 at June 30, 2010.

In June 2010, Rick Smith Enterprises, Inc. (“Plaintiff”), filed a complaint against the Company in the Circuit Court of the Ninth Judicial Circuit of the State of Florida in and for Orange County Civil Division. The Plaintiff is seeking cash of $175,000 and shares of common stock of the Company valued at $175,000 plus costs and interest for allegations involving breach of contract.  The Plaintiff is also seeking additional cash of $100,000 and shares of common stock of the Company valued at $100,000 for alleged continuing and anticipatory breach of contract.   The action is in its very preliminary stages. As a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

ITEM 4.                      REMOVED AND RESERVED

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There has never been any established trading market for our shares of common stock and there is no assurance that a trading market will develop. Our common stock is presently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) of the National Association of Securities Dealers under the symbol “AREM” as reflected below. No assurance can be given that any market for our common stock will develop in the future or be maintained. If an established trading market ever develops in the future, the sale of our common stock pursuant to Rule 144 of the Securities and Exchange Commission, or otherwise, by members of our management or others may have a substantial adverse impact on any such market.

The range of high and low bid quotations for our common stock during each of the last two fiscal years and the most recent interim quarter is shown below. Prices shown in the table below represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and do not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended June 30, 2009
First Quarter	$1.52	$0.61
Second Quarter	$0.81	$0.10
Third Quarter	$0.60	$0.12
Fourth Quarter	$0.48	$0.20
Fiscal Year Ended June 30, 2010
First Quarter	$0.65	$0.30
Second Quarter	$1.04	$0.41
Third Quarter	$1.04	$0.45
Fourth Quarter	$0.78	$0.24

Interim Period Ended September 7, 2010	$0.33	$0.25

Holders

The number of record holders of our common stock as of September 7, 2010 was approximately 1,977.

Dividends and Stock Splits

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

Recent Sales of Unregistered Securities

During the three months ended June 30, 2010, the Company issued 532,000 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $261,000.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  At April 1, 2010, the Company issued 85,838 shares of its common stock valued at $60,000 to the holders of the Series B Stock for accrued dividends through March 31, 2010. On May 19, 2010, the Company issued 306,122 shares of its common stock valued at $150,000  as payment on the amount due to Zeroloft Corp. The shares were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Act.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Since 2002, our Company has been commercializing Rare Earth metals and advanced materials. This led to a vertical integration that began with the extraction of pure Scandium and other Rare Earths applications in the form of extruded, rolled or forged products and components. Today, that expertise has positioned us to become a leader in commercializing Rare Earth metals  and advanced materials and quickly delivering revolutionary new products to consumer and industrial markets. Our objective is to become North America’s best, most reliable source for Rare Earth metals and provide solutions to their applications. We are developing opportunities to distribute Rare Earths like Scandium, Neodymium, Europium and Lithium that will help major industries launch major industrial brands such as hybrid cars, flat screen televisions, LED light bulbs and wind turbines. We will also have significant exposure to large market categories such as transportation, shipbuilding, power transmission, automotive and aerospace.

The first products manufactured using the Company’s proprietary golf technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006. In June, 2007 the Company expanded its sales into recreational fishing equipment.

In January 2010, the Company entered into a Trademark License, Product Distribution Agreement and Management Agreement with Zeroloft Corp. Within the field of sportswear apparel, footwear and related sports specialty items, the Company obtained: (i) an exclusive license to the Zeroloft Aspen Aerogels trademarks; and (ii) a limited, worldwide, exclusive right to distribute the products bearing the Zeroloft Aspen Aerogels Trademark for production and sales of items in such field. The License Agreement has a term of five years, which term is automatically renewable for one year terms.  We are currently working with major footwear and apparel manufacturers to incorporate Zeroloft into their lines of products. Russell Athletics, Hanesbrands and Camelbak have tested and incorporated Zeroloft into their product lines which we anticipate will be available to consumers in 2010 and 2011.

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

Results of Operations

Years Ended June 30, 2010 and 2009

For the year ended June 30, 2010, the Company had revenue of $4,341,362 which includes non-cash barter revenue of $58,802 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $554,143, and incurred costs of sales of $2,606,199 and general and administrative expenses of $6,086,881 and interest income of $1,725, and interest expense of $127,571. Included in general and administrative expense is a non-cash charge of $3,031,736 representing the value of compensatory common stock and warrants for services provided by consultants.  This resulted in a net loss of $4,477,564, as compared with the year ended June 30, 2009 in which the Company had revenue of $4,008,633, which includes non-cash barter revenue of $212,919, incurred costs of sales of $2,307,868 and general and administrative expenses of $3,136,906, and interest income of $3,033, and interest expense of $255,302, offset by derivative income of $95,250, resulting in a net loss of $1,593,160. Included in general and administrative expense for fiscal 2009 is a non-cash charge of $1,075,605 representing the value of compensatory common stock and warrants for services provided by consultants. In fiscal 2010, we launched the Micro Guided series of fishing rods.

The Company has expanded its number of stock-keeping units or SKUs in the fishing rods segment to over 100 SKUs with new lines. Compensatory expenses, which are included in general and administrative expenses, have increased from prior periods as we have incurred additional consultant and professional fees related to the rollout of Zeroloft, management consulting, business advisory, shareholder information and public relations.

Interest expense of $127,571 and $255,302 for the years ended June 30, 2010 and 2009, respectively, primarily relates to paid and accreted interest on the Convertible Debenture and Loan payable to shareholder.

Our net accounts receivable balances were $789,920 and $515,577 at June 30, 2010 and 2009, respectively.  The increase in accounts receivable compared to June 30, 2009 is primarily due to a June 2010 promotion for fishing rods. The Company is subject to risk of non-payment of its trade accounts receivable. For the year ended June 30, 2010, two customers (which was as of 2009, two customers) respectively represent approximately 23% and 10% of sales (which was as of 2009, 27% and 14%) and 29% and 13% (which was as of 2009, 30% and 16%) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our accrued receivable balances were $554,143 and $0 at June 30, 2010 and 2009, respectively.  The accrued receivable resulted from an agreement with Zeroloft Corp. to reimburse $554,143 of out-of pocket costs incurred by us as at June 30, 2010. It was agreed that total expenditures of $111,231 paid in cash by AREM at June 30, 2010 will be reimbursed in cash by Zeroloft Corp. and total expenditures paid in stock-based compensation of $442,912 by AREM at June 30, 2010 will be applied to reduce the liability ‘Due to Zeroloft Corp.’ On September 2, 2010, AREM received cash of $500,000 from Zeroloft Corp. From this cash receipt, $111,231 was applied to accrued receivables recorded at June 30, 2010 and the remaining balance of $388,769 is available to be applied against out-of-pocket costs incurred in future periods.

Our net inventory balances were $919,158 and $1,276,891 at June 30, 2010 and, 2009. The decrease in our inventory balance is due to an increase in our provision for inventory obsolescence from $178,000 to $542,195 during this year.  The provision only relates to golf equipment and components other than golf shafts. Our inventory comprises golf and fishing products and components.  We concentrate our new purchases of inventory on where we anticipate our future sales; golf shafts and our best selling SKUs.  During the year we were successful in placing our fishing rods in Dick’s Sporting Goods.

Our royalty payable and accrued expenses were in total $3,514,585 and $2,621,996 at June 30, 2010 and 2009, respectively.  The increase in the balances is primarily due to unpaid royalties to Advanced and unpaid compensation to senior management. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Liquidity and Capital Resources

 The Company has negative working capital as of June 30, 2010 of $124,889.  The Company retains consultants to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2009, we had a working capital deficiency of $1,125,566. Our working capital deficiency is due to unpaid royalties. Our continuation as a going concern will require that we raise significant additional capital. Included in accrued expenses is $1,795,746 owed by the Company to the President (which was at June 30, 2009, $1,640,039).  There is no assurance that consultants will continue to accept stock compensation for services.  If consultants discontinue accepting stock compensation we may not be able to continue to retain the services of such consultants.

During the year ended June 30, 2010, the Company purchased a vehicle for $35,569, purchased a redeemable guaranteed investment certificate for $250,000 earning interest at 0.75% per annum and repaid short-term debt of $325,000.

On August 3, 2009, 50,000 warrants were exercised at $0.10 per share of common stock resulting in the Company receiving $5,000.  On January 11, 2010, 75,000 warrants were exercised at $0.10 per share of common stock resulting in the Company receiving $7,500.  On January 15, 2010, 150,000 warrants were exercised at $0.10 per share of common stock, resulting in the Company receiving $15,000.  On January 19, 2010, 857,142 warrants were exercised at $0.35 per share of common stock, resulting in the Company receiving approximately $300,000.

Absent continued stock payment for services to our consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft or fishing product lines or market its products based on its technologies or continue as a going concern.

In consideration for the License Agreement, the Company issued to Zeroloft 4,444,444 of shares of common stock of the Company valued at $2,888,888 on January 14, 2010 and, at the sole discretion of Zeroloft, it will either: (i) issue an additional $1 million worth of Shares, at the then market price; or make installment payments of $200,000 per year for five years.  Pursuant to the License Agreement, the Company shall have the right to sublicense and shall pay to Zeroloft a royalty of 50% of the net license revenue resulting from the manufacture, distribution or sale of products by sublicensees.  Since payments of royalties only arrive upon the occurrence of sales, the Company expects that royalty payments will not have a negative effect on its revenues and it will have sufficient liquidity to meet its obligation.

On January 14, 2010, the Company entered into a Management Agreement with Zeroloft (“Management Agreement”) pursuant to which the Company will render services for the operation and expansion of Zeroloft’s manufacturing and licensing of its proprietary, Zeroloft Aspen Aerogels™ branded weather-resistant fabric, product made of such fabric, thermal insulation and related insulating fabrics in the field of use.  In consideration for providing such services, the Company will receive a management fee of approximately: (i) five percent (5%) on gross receipts of sales of items made of Zeroloft product with a value of less than two (2) US dollars per square foot, less royalties; and (ii) ten percent 10% on gross receipts of sales of items made of Zeroloft product with a value greater than two (2) US dollars per square foot from sales made through the efforts of the Company. For the year ended June 30, 2010, the Company has generated revenue of $143,534 from royalties, management fees, product and services related to Zeroloft product and $554,143 of revenue for recovery of out of pocket costs from Zeroloft Corp. The terms of our contract with our Zeroloft customers require a prepayment which will cover our expected upfront costs.

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

With the introduction of new materials in fishing and apparel markets, Element 21 changed its name from Element 21 Golf Company to American Rare Earths and Materials, Corp. on July 12, 2010 expanding our market designation from golf, fishing and recreation products to materials and their applications.  In addition, Element 21 re-domesticate from the State of Delaware to the State of Nevada. The Element 21 brand name, Carrot Stix, and all related consumer brands will remain as is.  The Company has a new corporate master brand and it will expand its portfolio of products to provide metals and materials.

Recent Accounting Pronouncements

See Note 1 (r) “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

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

Stock-Based Compensation

The Company follows FASB ASC Subtopic 718, Stock Compensation, for accounting for stock-based compensation. Compensation cost is calculated on the date of the grant using the Black Scholes-Merton option-pricing formula. The compensation expense is then amortized over the vesting period. The Company uses the Black-Scholes-Merton option-pricing formula in determining the fair value of the Company’s options at the grant date and applies judgment in estimating the key assumptions that are critical to the model such as the expected term, volatility and forfeiture rate of an option. The Company’s estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

For non-employee stock-based compensation, the Company follows ASC Topic 505 – Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would be charged against earnings.

Product Warranty

The Company reserves for the estimated cost of product warranties at the time revenue is recognized based on historical claim experience and any additional future costs on previously sold products. Our liability incorporates the cost of product replacement, packaging and freight charges. Our current warranty relates entirely to fishing rods on which we generally provide a lifetime warranty.  Considerable judgment is used to determine the estimate.  If actual costs differ significantly from our estimates, the Company would record the impact of these unforeseen costs in subsequent periods.

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

Inventories

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

Intangible Asset Subject to Amortization

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company and its subsidiary in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation as of June 30, 2010, our management, including  the Chief Executive Officer and Chief Financial Officer,  has  concluded that our disclosure controls and procedures  (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act)  were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our  management, including the Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations.  Because of these inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report from our registered independent public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal year ended June 30, 2010, and the period or periods during which each such director or executive officer has served in his or her respective positions.

Name	Age	Position with the Company	Date of Election or Designation
Nataliya Hearn, Ph.D.	43	Chairman, President, CEO and Director	October 4, 2002
Philip Clark	47	CFO	October 12, 2009
David Khazak	43	Ex-CFO	January 2, 2009 – October 9, 2009
Mary Bryan	58	Director	March 15, 2007
Errol Farr	49	Director	June 16, 2009
Werner Zapfe	56	Director	June 19, 2009

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

Business Experience

 Dr. Nataliya Hearn, Ph.D., P.Eng. — Chairman, President and CEO

Dr. Hearn has been affiliated with the Company since September 2002.  She has been selected as a director based on her extensive experience in technology evaluation, development, and transfer and technology acquisition. Dr. Hearn has been responsible for the development, design and production of the AREM high performance Scandium golf products. She is responsible for assembling the Company’s current team of experts. Dr. Hearn holds a Ph.D. in Civil Engineering from University of Cambridge. Associated Professor University of Windsor (1999-2008). Ex-Board member of Mg Industries (MAA.V TSX) (resigned 2008).

Mary Bryan – Director

Ms. Bryan currently is a consultant for Links Magazine and Bob Betterton Sports Marketing, and is a representative for State Farm Insurance.  Ms. Bryan brings to AREM, as a director, a multi-faceted 30 year background in the golf industry that includes 25 years on the LPGA and Senior LPGA Tours, TV/radio golf announcing on major networks, and teaching and conducting golf clinics in the U.S. and around the world. She has served as a tour representative for various companies and has been involved in numerous charity golf fundraisers. Ms. Bryan also has experience with public speaking and working with the media. Ms. Bryan has performed over 300 golf telecasts for CBS, NBC and ESPN and was the first woman to cover a men’s major golf event. Her teaching experience includes the position of Administrator and Teacher at Carol Mann Golf Schools for Golf Magazine and as Assistant Golf Professional at Paradise Hills Country Club in Albuquerque NM.

Errol Farr – Director (Head of Audit Committee)

Mr. Farr presently is the President and CEO of ADEX Mining Inc. (“ADEX”), which is listed on the TSX Venture Exchange. Mr. Farr was originally hired as the CFO of ADEX in 1999. ADEX is a mining company developing the Mount Pleasant mineral property in New Brunswick. Mr. Farr also serves as the President and CEO of Outlook Resources Inc., also a TSX Venture Exchange listed resource company. From 1999 to 2008, Mr. Farr was the Chief Financial Officer of Magindustries Corp., a TSX Venture Exchange listed resource company with potash, magnesium and forestry projects in the Republic of Congo. Mr. Farr, as a director, brings to AREM financial expertise and knowledge of the mining sector.

Werner Zapfe - Director (Head of Compensation Committee)

Mr. Zapfe has been the owner of Fourseason Drywall Inc. for the past 45 years and the owner of Camdon Glass for the past 30 years, both highly successful construction companies in Toronto, Canada. Mr. Zapfe currently serves as Chairman of the Good Sheppard Centre, President of the Interior Contractor's Association and as a Director of Dinor Resources (TSX-V: DOR). Mr Zapfe, as a director, brings to AREM a distinguished business career, a mining background and business connections which will assist the Company in raising new capital.

Philip Clark, CA, CPA, CFA — Chief Financial Officer

 Philip Clark is a Chartered Accountant and Certified Public Accountant with over twenty years experience in public accounting. From 2005 to 2008, Mr. Clark was a senior manager and partner of Danziger Hochman Partners LLP.  From 1992 to 2005, Mr. Clark was a manager, then Partner, and then Managing Partner of Mackay Landau, Chartered Accountants. He has also served as Audit Committee Chair and Director of a Canadian crown corporation.  Mr. Clark has experience accounting and auditing SEC registrants, Canadian public companies, government entities and owner managed businesses.  He articled with Ernst & Young, Chartered Accountants, and received a Bachelor of Commerce degree (Honours) from McMaster University in 1986. Philip Clark was hired as an executive officer on October 12, 2009.

David Khazak – Ex - Chief Financial Officer

David Khazak is a Chartered Accountant with over eighteen years of experience in public accounting.  His areas of expertise include financial reporting of mid-size and large US and Canadian based private and public Companies as well as international conglomerates. Mr. Khazak served as a CFO and controller of a large metallurgical conglomerate. He began his public accounting experience with big four in 1988. Mr. Khazak resigned on October 9, 2009.

Audit Committee

            The Board of Directors serves as the Company’s audit committee. Newly appointed director Errol Farr qualifies as a “financial expert” pursuant to Item 401 of Regulation S-B, and the Audit Committee is comprised solely of independent directors.

Compliance with Section 16(a) of the Exchange Act

            Some of the executive officers and directors of the Company were late with their Form 3 and Form 4 filings. However, there were no delinquent Form 3 or Form 4 filings that were not covered by a Form 5 filing for the fiscal year.  Additionally, the Company is not aware of any Section 16(a) filings that were required to have been made that were not made.

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics for its principal executive officer and principal financial officer. The Board of Directors approved adoption of Code of Conduct and Ethics on June 11, 2010.

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

SUMMARY COMPENSATION TABLE

Annual Compensation						Long-Term Compensation
Name And Principal Position	Years of Periods Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Options ($)	Warrants ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Nataliya Hearn, PhD,	06/30/10	248,116	0	15,000	126,000	0	135,803	15,524,919
President, CEO and	06/30/09	240,000	0	36,523	0	0	0	276,523
Director (1)	06/30/08	249,942	498,644	0	0	0	0	748,586

Philip Clark, CA, CPA, CFA	06/30/10	0	0	19,867	0	25,939	81,686	127,492
Chief Financial Officer (2)

David Khazak, Chief	06/30/09	0	0	0	0	0	0	0
Financial Officer (3)	06/30/08	73,889	0	20,559	0	0	0	94,448

(1)
Nataliya Hearn serves as the CEO and President of the Company. Dr. Hearn began serving as an executive officer of the Company on October 4, 2002. Beginning January 1, 2006, at Dr. Hearn’s election, she could elect to receive monthly either $15,000 cash compensation or $20,000 in warrants at a purchase price of $0.20 per share. In 2008, the Board of Directors approved renewal of Dr. Hearn’s contract to serve as President and CEO of AREM. Also in 2008, the Company granted Dr. Hearn a warrant to purchase 200,000 common shares at a purchase price of $1.60 per share. Under the terms of the contract renewed in 2008, Dr. Hearn has the option of cash compensation of $20,000 in cash/stock or warrants per month.  In addition, Dr. Hearn receives a bonus of 200,000 warrants each year priced at $0.12 per share in 2010 and 2011 on January 1 of each year. Dr. Hearn earned $0, $28,917 and $83,116 in cash compensation for the years ended June 30, 2008, 2009 and 2010, respectively. Dr. Hearn received 122,117, 200,000 and 200,000 warrants at a purchase price of $0.20 per share in 2008 and $0.12 in 2009 and 2010 valued at $249,942, $26,560 and $135,803 for the years ended June 30, 2008, 2009 and 2010, respectively. Dr. Hearn’s current three year contract expires December 31, 2011.

(2)
Philip Clark was hired as an executive officer on October 12, 2009. The Board approved appointment of Philip Clark to serve as the CFO of AREM, subsequent to the resignation of David Khazak.  Mr. Clark earned $19,867 in cash and $81,686 in warrants and $25,939 in options for the year ended June 30, 2010. Mr. Clark received 75,000 warrants on February 17, 2009 with an exercise price of $0.60, 75,000 warrants on April 1, 2010 with an exercise price of $0.62 and 63,000 options on May17, 2010 with an exercise price of $0.50.

(3)
Mr. Khazak was hired as an executive officer on January 2, 2009. The Board approved appointment of David Khazak to serve as the CFO of AREM, subsequent to the resignation of John Grippo.  Mr. Khazak earned $10,000 in cash and $63,889 in restricted stock for the year ended June 30, 2009. Mr. Khazak’s compensation since his hire has been $10,000 plus (5%) GST per month paid in restricted common shares on monthly basis. Mr. Khazak resigned on October 9, 2009.

Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the years ended June 30, 2010, or 2009, or the period ending on the date of this Annual Report. Accordingly, no tables relating to such items have been included within this Item

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning equity awards granted to the Named Executive Officers that are outstanding at June 30, 2010.

OPTION AWARDS

Name And Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Philip Clark, Chief Financial Officer	63,000	0	0.50	05/17/12

All awards were made under the 2006 Equity Incentive Plan. Options are fully vested.

WARRANTS AWARDS

Name And Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Warrants Exercise Price ($)	Warrants Expiration Date
(a)	(b)	(c)	(e)	(f)

Nataliya Hearn, PhD,	200,000	0	0.12	01/01/12
President, CEO and	200,000	0	0.12	01/01/12
Director	75,000	0	0.10	01/05/11

Philip Clark, Chief Financial Officer	75,000	0	0.60	02/18/13
	75,000	0	0.62	04/01/13

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans not approved by security holders
1992 Directors’ Stock Option Plan
-options	80	12.60	12,420

1992 Stock Option Plan
-options	0	-	50,000

2006 Equity Incentive Plan
-options	425,000	0.50	575,000

Compensation Committee

The Board of Directors serves as the Company’s compensation committee. Werner Zapfe heads Compensation Committee.

Compensation of Directors and Consultants

In a year ended June 30, 2010, directors and consultants were given compensation in the form of common stock purchase warrants as specified below:

Nataliya Hearn (Director)	warrants to purchase 200,000 common shares @ $0.6790 each	$135,803
Philip Clark (CFO)	warrants to purchase 75,000 common shares @ $0.5636 each	42,271
Philip Clark (CFO)	warrants to purchase 75,000 common shares @ $0.5255 each	39,415

TOTAL:		$217,489

On May 17, 2010, directors, an officer and a consultant were given compensation in the form of common stock purchase options as specified below:

Errol Farr (Director)	options to purchase 91,000 common shares @ $0.4117 each	$37,467
Werner Zapfe (Director)	options to purchase 91,000 common shares @ $0.4117 each	37,467
Mary Bryan (Director)	options to purchase 90,000 common shares @ $0.4117 each	37,055
Philip Clark (CFO)	options to purchase 63,000 common shares @ $0.4117 each	25,939
Altaf Kassam (Consultant)	options to purchase 90,000 common shares @ $0.4117 each	37,055

TOTAL:		$174,983

No additional amounts are payable to our Company’s directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement

Except for the Company’s Agreements with Dr. Hearn, there are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s consulting relationship with our Company or our subsidiaries, or any change in control of our Company, or a change in the person’s responsibilities following a change in control of our Company.

Nataliya Hearn

Under the terms of her employment agreement, if the Company will terminate the agreement, she is entitled to cash compensation in the amount of $500,000 and stock compensation in the amount of 2,000,000 shares of free-trading stock.

ITEM 12                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners.

 All tables as of September 7, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(3)

Common Stock, par value $0.01 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	1,876,949	(1)	8.05%

	Vladimir Goryunov Alderstasse 31 Zurich 8008,Switzerland	2,097,949	(2)	9.00%

Series A Convertible Preferred Stock, par value $0.10 per share	Nataliya Hearn(4) 200 Queens Quay East, #1 Toronto, On, M5A 4K9	1,221,910		58.00%

	ASA Commerce 1/2 Bolshaya Polyanka Unit 12 Moscow	891,646		42.00%

Series B Convertible Preferred Stock, par value $0.10 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	176,471		50.00%

	Vladimir Goryunov Alderstasse 31, Zurich 8008,Switzerland	176,471		50.00%

(1)
Represents 894,006 shares of Common Stock owned directly and 982,943 shares of Common Stock that the reporting person has the right to acquire within sixty (60) days upon the conversion of Series B Convertible Preferred Stock.

(2)
Represents 1,115,006 shares of Common Stock owned directly and 982,943 shares of Common Stock that the reporting person has the right to acquire within sixty (60) days upon the conversion of Series B Convertible Preferred Stock.

(3)
Calculated based on 22,324,918 of Common Stock outstanding as of September 7, 2010 plus an aggregate of 982,943 shares of Common Stock issuable to Clearline Capital LLC and Vladimir Goryunov as described above.

(4)	Address is c/o American Rare Earths and Materials, Corp., 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

 (b) Security Ownership of Management. Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common Stock, par value $0.01 per share	Nataliya Hearn, Ph.D., President, Chief Executive Officer and Director (2)	1,166,620	(1)	5.06 (3)%
	Philip Clark Chief Financial Officer (2)	288,000		1.27%
	Mary Bryan Director (2)	165,000		*	%
	Errol Farr Director (2)	91,000		*	%
	Werner Zapfe Director (2)	91,000		*	%
All Officers, Directors as a Group (5 Persons)		1,801,620		7.88 (4)%

(1)   Includes 239,590 shares of Common Stock issuable upon the conversion of 1,221,910 shares of Series A Convertible Preferred Stock held by the holder. Includes 475,000 shares of Common Stock issuable upon the exercise of 475,000 warrants granted.
(2)  Address is c/o American Rare Earths and Materials, Corp., 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9
(3) Calculated based on 22,324,918 shares of Common Stock outstanding as of September 7, 2010 plus an aggregate of 714,590 shares of Common Stock issuable upon the exercise of granted warrants and the conversion of outstanding shares of Series A Convertible Preferred Stock as described above.

(4) Calculated based on 22,324,918 shares of Common Stock outstanding as of September 7, 2010 plus an aggregate of 1,349,590 shares of Common Stock issuable upon the exercise of granted warrants and the conversion of outstanding shares of Series A Convertible Preferred Stock as described above.
*   Less than 1%.

Changes in Control

Two stockholders, Clearline Capital LLC and Vladimir Goryunov, as a group, beneficially own over 17% of our common stock. As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support. These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our common stock. As a result, this concentration of ownership could depress our stock price. In addition, the holders of the Series B Convertible Preferred Stock have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000.  Even though the management does not hold majority ownership, its ownership of the Preferred A Stock gives them control of the Company based on the 50 to 1 super-voting rights of these class of shares.

Currently, no known change of control is anticipated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has considered the independence of such director and has determined that Mary Bryan, Errol Farr and Werner Zapfe are independent and have no direct or indirect material relationships with us. Additionally, each would qualify as independent for the Audit Committee or any committee of the Board of Directors.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

MSCM LLP is the Company’s independent auditors. Audit and review fees for the years ended June 30, 2010 and 2009 for MSCM LLP are $95,173 and $57,875, respectively and for Lazar, Levine and Felix LLP for the year ended June 30, 2009 totaled $31,000. MSCM was hired effective March 30th, 2009.

Tax Fees

MSCM fees for tax services for the years ended June 30, 2010 and 2009 are $42,710 and $0, respectively. For the year ended June 30, 2009, Lazar, Levine and Felix LLP did not provide any tax services.

All Other Fees

For the years ended June 30, 2010 and 2009, the Company was not billed for products and services other than those described above.

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

3(iii)	Audit Committee Charter.*

4.1	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 24, 2006.

4.2	Element 21 Golf Company 10% Convertible Promissory Note issued to Oleg Muzyrya, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated February 24, 2006.

4.3	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 24, 2006.

4.4	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 23, 2006.

4.5	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 23, 2006.

4.6	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated August 3, 2006.

4.7	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated August 3, 2006.

4.8	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 1, 2006.

4.9	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2006.

4.10	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2006.

4.11	Form of Warrant for Purchase of 5,882,400 Shares of Common Stock dated June 15, 2007, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 18, 2007.

4.12	Convertible Note, dated January 20, 2009 in the amount of $300,000, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 5, 2009.

4.13	Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on February 5, 2009.

4.14	Subscription Agreement dated January 20, 2009, incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on February 5, 2009.

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.

10.10	Extension and Modification of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 22, 2009.

10.11	Investment Banking Agreement with Legend Securities, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 15, 2009.

10.12	Trademark License and Product Distribution Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2010.

10.13	Management Agreement with Zeroloft Corp., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2009

10.14	Consulting Agreement with Gaynell Douglas dated May 1, 2010.++

10.15	Consulting Agreement with Yell Services, dated October 1, 2009.++

10.16	Consulting Agreement with Altaf Kassam, dated October 1, 2009.++

10.17	Consulting Agreement with Tolkun Salieva, dated October 1, 2009.++

10.18	Consulting Agreement with Charles E. Fitzgerald, dated May 1, 2010.++

10.19	Employment Agreement with Nataliya Hearn, Ph.D., dated January 1, 2009.++

10.20	Consulting Agreement with Dorset Solutions, Inc, dated January 1, 2010.++

14.1	Code of Conduct and Ethics.*

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*filed herewith
++ to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERICAN RARE EARTHS AND MATERIALS, CORP.

Date: September 24, 2010	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President and Chairperson

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Each person whose signature appears below hereby authorizes Nataliya Hearn and Werner Zapfe, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Date: September 24, 2010	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President, Chief Executive Officer and Chairperson

Date: September 24, 2010	By:	/s/ Werner Zapfe
Werner Zapfe
Director

Date: September 24, 2010	By:	/s/ Mary Bryan
Mary Bryan
Director

Date: September 24, 2010	By:	/s/ Errol Farr
Errol Farr
Director

Date: September 24, 2010	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA
Chief Financial Officer

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(formerly Element 21 Golf Company)

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American Rare Earths and Materials, Corp. and Subsidiaries
(formerly known as Element 21 Golf Company)

We have audited the accompanying consolidated balance sheets of American Rare Earths and Materials, Corp. and subsidiaries, (the “Company”) as of June 30, 2010 and 2009 and the consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Rare Earths and Materials, Corp. and subsidiaries as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MSCM LLP
Toronto, Canada
September 24, 2010

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	2010	2009
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents (includes restricted cash of $79,842 Note 11)	$513,035	$1,048,402
Short-term investments	251,659	-
Accounts receivable - net of allowance for doubtful accounts of $23,328 and $20,774 at June 30, 2010 and 2009, respectively	789,920	515,577
Accrued receivable	554,143	-
Inventories, net	919,158	1,276,891
Prepaid expenses and other current assets	625,143	399,604
TOTAL CURRENT ASSETS	3,653,058	3,240,474
INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET	3,533,029	-
FIXED ASSETS, NET	60,900	53,690

TOTAL ASSETS	$7,246,987	$3,294,164

- LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT) -

CURRENT LIABILITIES:
Accounts payable	$819,018	$815,498
Royalty payable	1,139,776	640,564
Accrued expenses	551,372	1,981,432
Deferred revenue	7,781	24,000
Dividend payable	60,000	-
Loan payable – shareholder	350,000	675,000
Due to Zeroloft Corp.	850,000	-
Convertible notes, net of discount of $0 and $70,454 at June 30, 2010 and 2009, respectively	-	229,546
TOTAL CURRENT LIABILITIES	3,777,947	4,366,040

LONG-TERM LIABILITIES:
Accrued expenses	428,505	-
Accrued expenses – related parties	1,394,932	-
Accounts payable - related parties	242,076	242,076
Loans and advances – officer/shareholder	158,738	156,613
TOTAL LONG-TERM LIABILITIES	2,224,251	398,689

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.10 par value, authorized 2,447,000 shares, no shares issued and outstanding at June 30, 2010 and 2009	-	-
Series A Convertible Preferred stock, $0.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding at June 30, 2010 and 2009, respectively	2,114	2,114
Series B Convertible Preferred stock, $0.10 par value, authorized 353,000 shares, 352,945 and 294,126 shares issued and outstanding at June 30, 2010 and 2009, respectively	35,295	29,413
Common stock, $0.01 par value; 300,000,000 shares authorized, 21,877,608 and 9,592,363 shares issued and outstanding at June 30, 2010 and 2009, respectively	218,776	95,924
Additional paid-in capital	32,227,573	24,065,711
Accumulated deficit	(31,238,969)	(25,663,727)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,244,789	(1,470,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,246,987	$3,294,164

See notes to consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Year Ended June 30,
	2010	2009

REVENUES	$4,341,362	$4,008,633

COSTS OF SALES	2,606,199	2,307,868

GROSS PROFIT	1,735,163	1,700,765

GENERAL AND ADMINISTRATIVE EXPENSES	6,086,881	3,136,906

LOSS FROM OPERATIONS	(4,351,718)	(1,436,141)

OTHER INCOME (EXPENSE):
Interest income	1,725	3,033
Interest expense	(127,571)	(255,302)
Derivative income	-	95,250
	(125,846)	(157,019)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,477,564)	(1,593,160)

Provision for income taxes	-	-

NET LOSS	(4,477,564)	(1,593,160)

Dividends on Series B Preferred Convertible stock	1,097,678	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,575,242)	$(1,593,160)

Basic and diluted loss per share	$(0.34)	$(0.19)

Basic and diluted weighted average shares	16,222,845	8,443,043

See notes to consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Number of Shares in Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance June 30, 2008	$2,114	$29,413	7,256,088	$72,561	$22,754,425	$(24,070,567)	$(1,212,054)
Issuance of common stock for services	-	-	2,336,275	23,363	894,262	-	917,625
Issuance of stock warrants for services	-	-	-	-	157,980	-	157,980
Adjustment of derivative liability	-	-	-	-	22,034	-	22,034
Issuance of warrant on convertible note	-	-	-	-	237,010	-	237,010
Net loss	-	-	-	-	-	(1,593,160)	(1,593,160)
Balance June 30, 2009	2,114	29,413	9,592,363	95,924	24,065,711	(25,663,727)	(1,470,565)
Conversion of common stock to Class B Preferred stock	-	5,882	(294,118)	(2,941)	(2,941)	-	-
Issuance of common stock for services	-	-	4,016,060	40,161	2,102,385	-	2,142,546
Issuance of common stock for intangible asset subject to amortization	-	-	4,444,444	44,444	2,844,444	-	2,888,888
Issuance of common stock for payment on amount due to Zeroloft Corp.	-	-	306,122	3,061	146,939	-	150,000
Issuance of stock warrants for services	-	-	-	-	1,213,696	-	1,213,696
Issuance of stock options to officers, directors and consultant	-	-	-	-	174,983	-	174,983
Exercise of warrants	-	-	1,132,142	11,321	316,179	-	327,500
Issuance of common stock on conversion of convertible note	-	-	666,667	6,667	293,333	-	300,000
Reclassification of warrants from liabilities to equity	-	-	-	-	55,254	-	55,254
Issuance of Class B Convertible Preferred Stock, for cash	-	-	-	-	51	-	51
Dividends on Series B Convertible Preferred stock, paid in common stock	-	-	2,013,928	20,139	1,017,539	(1,097.678)	(60,000)
Net loss	-	-	-	-	-	(4,477,564)	(4,477,564)
Balance June 30, 2010	$2,114	$35,295	21,877,608	$218,776	$32,227,573	$(31,238,969)	$1,244,789

See notes to consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,477,564)	$(1,593,160)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	3,531,225	1,516,121
Bad debt provision	-	(21,226)
Depreciation	28,359	57,460
Amortization	355,859	-
Amortization of debt discount	70,454	(70,454)
Non cash foreign exchange	2,125	-
Accrued interest	(1,659)	-
Derivative liability (income) expense	-	(117,284)
Changes in:
Accounts receivable	(274,343)	(25,875)
Accrued accounts receivable	(554,143)	-
Inventories	357,733	279,897
Prepaid expenses and other current assets	(225,539)	(352,471)
Accounts payable, accrued expenses and royalty payable	951,363	459,936
Deferred revenue	(16,219)	(36,720)
Net cash (used in) provided by operating activities	(252,349)	96,224
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(250,000)
Purchase of fixed assets	(35,569)	(9,556)
Net cash used in investing activities	(285,569)	(9,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances made from officers/shareholders	(325,000)	51,888
Issue of Series B Convertible Preferred stock	51	-
Proceeds from exercise of warrants	327,500	-
Proceeds from convertible debt	-	300,000
Repayments of short-term loans	-	(150,000)
Net cash provided by financing activities	2,551	201,888

FOREIGN CURRENCY EXCHANGE FLUCTUATION	-	(10,756)

NET (DECREASE) INCREASE IN CASH	(535,367)	277,800

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,048,402	770,602

CASH AND CASH EQUIVALENTS, END OF YEAR	$513,035	$1,048,402
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Due to Zeroloft Corp. issued for intangible asset	$1,000,000	$-
Reclassification of warrants from liabilities to equity	$55,254	$-
Issue of shares of common stock for intangible asset	$2,888,888	$-
Issue of shares of common stock for dividends	$1,037,678	$-
Issue of shares of common stock for payment on amount due to Zeroloft Corp.	$150,000	$-
Issue of shares of common stock on conversion of convertible note	$300,000	$-

See notes to consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Basis of Presentation:

American Rare Earths and Materials, Corp. and subsidiaries (the “Company” and or “AREM”) is a developer of applications of high tech materials used in the sports industry including advanced Scandium Alloy golf products, bio-fiber fishing equipment and Zeroloft Aerogel insulation for sports apparel and footwear. New materials applications developed by AREM are incorporated by manufacturers and original equipment manufacturers (“OEM”) into their product lines including AREM’s own line of Scandium Sc TM golf and Carrot Stix TM fishing equipment.

AREM has developed proprietary Scandium Alloys, bio-fiber composites and Zeroloft insulation manufacturing paths and product engineering for various sports, apparel and footwear applications.  AREM secured international recognition by winning several top honors at shows, and recording wins for professional athletes using equipment manufactured by AREM or incorporating AREM materials.

In September of 2002, BRL Holdings, Inc. (“BRL”) acquired Element 21 Technologies, Inc. (“Technologies”) under an Amended and Restated Agreement (the “Agreement”) wherein BRL issued 106,181 shares of its common stock to shareholders of Technologies and assumed Technologies’ obligations under option agreements allowing for the purchase of 16,080 additional shares of common stock. Technologies was a development stage company formed to design, develop and market AREM alloy golf clubs. This acquisition was accounted for as a reverse acquisition using the purchase method of accounting, as the shareholders of Technologies assumed control immediately following the acquisition.

In October 2003, BRL Holdings, Inc. changed its name to Element 21 Golf Company (“Element 21”).

Upon the closing of the Technologies acquisition, as discussed above, Element 21 reported as a development stage enterprise effective September 17, 2002. During fiscal year 2005, Element 21 commenced active operations and began reporting revenues during the last quarter of the year.

The first products manufactured using the Company’s proprietary golf technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006.

In May 2007, the Board of Directors adopted resolutions approving an amendment and a majority of shareholders also approved amending the AREM’s Certificate of Incorporation to increase the number of authorized shares of capital stock to 300,000,000 shares of common stock and 5,000,000 shares of preferred stock.

In June 2007, the Company expanded into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide patent license with Advanced Light Alloys Corporation, a Barbados Corporation (“Advanced”) pursuant to which AREM received a license from Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s technologies. The Carrot Stix line of fishing rods is sold in major box stores (such as Bass Pro, Gander Mountain, Cabelas and Academy) and smaller retailers across North America and internationally.

On April 25, 2008, the AREM effected a 1 for 20 reverse stock split. All share and per share amounts in this report have been retroactively restated to reflect the 1 for 20 reverse split.

On January 14, 2010, the Company signed an exclusive Trademark License and Product Distribution Agreement (“License Agreement”) with Zeroloft Corp. pursuant to which the Company received an exclusive license for the applications of the Zeroloft Aspen Aerogels patented technology in the sports apparel and footwear market.

On July 12, 2010, Element 21 Golf Company effected a re-domestication merger from the State of Delaware to the State of Nevada and changed its name to American Rare Earths and Materials, Corp.

The Company is subject to a number of risks similar to those of other companies in the early stages of operations.  Principal among these risks are dependencies on key individuals, competition from other current or substitute products and larger companies, the successful marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

 AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

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

Key financial information follows:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Negative working capital	$(124,889)	$(1,125,566)
Net loss	$(4,477,564)	$(1,593,160)
Accumulated deficit	$(31,238,969)	$(25,663,727)

As shown in the accompanying consolidated financial statements, during the year ended June 30, 2010, the Company incurred a net loss of $4,477,564 and cash utilized in operations during this period was $252,349. For the fiscal year ended June 30, 2009, the Company realized a net loss of $1,593,160 and generated cash of $96,224 from operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Absent these continuing advances, services and financings, the Company could not continue with the development and marketing of its golf and fishing products and Zeroloft Aspen AerogelsTM. Managements’ plans for the Company include more aggressive marketing, obtaining additional capital to fund operations and other strategies designed to optimize stockholder value. However, no assurance can be given that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s consolidated financial position, results of operations and ability to continue as a going concern.

(c)	Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries (Element 21 Golf Canada Inc. and Element 21 Sports Inc.). All significant inter-company accounts and transactions have been eliminated.

(d)	Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions relate to, but are not limited to, allowances for doubtful accounts, product warranty, inventory valuation, and stock-based payments. Actual results could differ from those estimates.

(e)	Foreign Currency Translation and Transactions:

The Company’s reporting and functional currency is the U.S. dollar. Foreign currency denominated monetary balance sheet items are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for non-monetary balance sheet items and shareholders’ equity, and the average rate for the year for revenues, expenses, gains and losses.  Foreign currency gains or losses on translation are included in the statement of operations.

 AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

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

The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accrued receivable, accounts payable, royalty payable, accrued expenses and current and long-term debt are carried at cost, which approximates market value. Short-term investments comprise a redeemable guaranteed investment certificate earning interest at 0.75% per annum and maturing on August 12, 2010.

(g)	Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(h)	Inventories:

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (weighted-average method) or market and are comprised as follows:

	2010	2009
Finished goods	$1,238,370	$1,230,297
Components	222,983	224,594
	1,461,353	1,454,891
Less: Provision for inventories	542,195	178,000
	$919,158	$1,276,891

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

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company evaluates its long-lived assets for indicators of possible impairment. Fixed assets and intangible assets subject to amortization held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. No impairment was recorded during the year ended June 30, 2010 and 2009.

(l)	Revenue Recognition:

The Company recognizes revenue in accordance with ASC Topic 605 – Revenue Recognition. Under Topic 605 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Revenues from product sales are recognized when title passes to customers, which is when goods are shipped. Cash received from product shipped to third-party sales representatives where title has not passed to a customer is reflected as deferred revenue. Revenue from product sales of Zeroloft materials are recognized on a gross basis as the indicators for recording revenue on a gross basis as outlined in ASC Topic 605 are persuasive. Reimbursement received for out-of-pocket expenses incurred are characterized as revenue in the statement of operations.

(m)	Product Warranty:

The Company reserves for the estimated cost of product warranties at the time revenue is recognized based on historical claim experience and any additional future costs on previously sold products. Our liability incorporates the cost of product replacement, packaging and freight charges. Our current warranty relates entirely to fishing rods on which we generally provide a lifetime warranty.  Considerable judgment is used to determine the estimate.  If actual costs differ significantly from our estimates, the Company would record the impact of these unforeseen costs in subsequent periods.

Changes in product warranty liability, which is included as a component of accrued liabilities classified as current liabilities on the balance sheet, is as follows:

	2010	2009
Balance at the beginning of the period	$99,716	$30,000
Provision for warranty expense	501,924	297,071
Warranty charges	(427,743)	(227,355)
Balance at the end of the period	$173,697	$99,716

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(n)	Income Taxes:

Income taxes are accounted for under the asset and liability method prescribed by ASC Topic 740 – Income Taxes. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax incurred for the period and the change during the period of deferred tax assets and liabilities.

In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2010 ($0 – 2009).

(o)	Stock-Based Compensation:

The Company follows FASB ASC Subtopic 718, Stock Compensation, which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the quoted market price. For non-employee stock-based compensation, the Company follows ASC Topic 505 – Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

(p)	Loss Per Share:

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

For the years ended June 30, 2010 and 2009, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at June 30, 2010 and 2009 have been excluded from the twelve month diluted loss per share computations:

	June 30, 2010	June 30, 2009
Warrants	2,735,000	2,169,702
Convertible Preferred Stock	2,380,326	2,407,682
Convertible Note	-	666,667
Due to Related Party	3,747,590	-

(q)	Advertising costs:

Advertising costs are recognized when incurred. For the years ended June 30, 2010 and 2009, advertising costs were approximately $729,000 and $145,000, respectively. Deferred advertising costs of $0 and $192,795 were included in prepaid expenses at June 30, 2010 and 2009, respectively. Deferred advertising costs are incurred by barter transactions related to golf equipment.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(r)	Recent Accounting Pronouncements:

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

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(r)	Recent Accounting Pronouncements (Continued):

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after July 1, 2010. Based on the Company’s evaluation of ASU 2009-13, the adoption of this statement is not expected to impact the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or July 1, 2010, for AREM. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement is not expected to impact the Company’s consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(r)	Recent Accounting Pronouncements (Continued):

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

NOTE 2 -          FIXED ASSETS:

Fixed assets consist of the following:

	2010	2009
Furniture and fixtures	$22,523	$22,523
Transportation equipment	53,695	18,126
Computer equipment	30,111	30,111
Tools and dies	739,628	739,628
Leasehold improvements	28,326	28,326
Office equipment	6,600	6,600
	880,883	845,314
Less: accumulated depreciation and amortization	819,983	791,624
	$60,900	$53,690

Depreciation expense for the fiscal 2010 and 2009 years aggregated $28,359 and $57,460, respectively.

NOTE 3 -          INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET

Intangible asset represents a Trademark License and Product Distribution Agreement (“License Agreement”) entered into with Zeroloft Corp. (“Zeroloft”) on January 14, 2010.  License Agreement acquisition costs were $3,888,888 and $0 at June 30, 2010 and June 30, 2009, respectively. These costs are presented on the balance sheet net of accumulated amortization of $355,859 and $0 at June 30, 2010 and June 30, 2009, respectively. The Company amortizes the License Agreement using the straight line method over its estimated remaining useful life, which is estimated at 5 years. The Company recorded amortization expense of $355,859 and $0 related to intangible asset subject to amortization during the twelve month periods ended June 30, 2010 and June 30, 2009, respectively. In each of the next five years annualized amortization expense is projected to be $777,778 per year.

Within the field of sport wear apparel, footwear and related sports specialty items, the Company obtained: (i) an exclusive license (the “License”) to the Zeroloft Aspen Aerogels trademarks; and (ii) a limited, worldwide, exclusive right to distribute the products bearing the Zeroloft Aspen Aerogels Trademark for production and sales of items in such field.  The License Agreement has a term of five years, which is automatically renewable for one year terms unless terminated by either party pursuant to a notice of termination delivered at least ninety days prior to any such anniversary date.  In consideration for the License, the Company issued to Zeroloft 4,444,444 shares of our common stock valued at $2,888,888 based on the closing price of $0.65 per share on January 14, 2010. In addition, the Company agreed to pay, at the sole discretion of Zeroloft, either: (i) a further $1,000,000 in the form of additional Company shares of common stock at the then market price; or installment payments of $200,000 per year for five years. The balance due to Zeroloft Corp. is non-interest bearing. On May 19, 2010, the Company issued and Zeroloft Corp. agreed to accept 306,122 shares of common stock to pay $150,000 on the amount due to Zeroloft Corp. At June 30, 2010, $850,000 (2009 - $0) is due to Zeroloft Corp.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 3 -          INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET (continued):

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

Accrued receivables of $554,143 at June 30, 2010 (2009 - $0) comprise out-of-pocket costs incurred by the Company which are due from Zeroloft Corp.

 NOTE 4 -         RELATED PARTY ADVANCES AND LOANS PAYABLE:

As of June 30, 2010 and 2009, $120,627 and $95,500 of trade payables were due to a Series A Convertible Preferred stockholder, ASA Commerce.

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt outstanding at November  23, 2009 of $1,436,415 due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share.  At June 30, 2010, $1,795,746 (which was at June 30, 2009, $1,640,039) was owed by the Company to the President of which $400,814 (which was at June 30, 2009, $398,689) is included in long-term liabilities on the balance sheet and $1,394,932 is included in accrued expenses classified as long-term liabilities on the balance sheet (which was at June 30, 2009, $1,241,350 is included in accrued expenses classified as current liabilities on the balance).  The President agreed not to demand, within 12 months of June 30, 2010, the repayment of $1,795,746 of the loans and advances due to the President by the Company. Except as indicated, amounts due to the President are payable on demand, non-interest bearing and unsecured.

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The Company went into default; however, during the year ended June 30, 2010, the Company has been negotiating an extension of the repayment date. During the twelve months ended June 30, 2010, the Company repaid $325,000 (2009 - $150,000) of the loan.  The remaining unpaid balance as of June 30, 2010 was $350,000 (2009 - $675,000).

NOTE 5 -          ROYALTY PAYABLE

During the year ended June 30, 2010 the Company incurred a royalty expense of $549,212 (which was at June 30, 2009, $400,033) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the year ended June 30, 2010, the Company paid $50,000 (June 30, 2009 - $0) to Advanced.  Royalty payable at June 30, 2010 is $1,139,776 (which was at June 30, 2009, $640,564).

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 6 -          CONVERTIBLE NOTES:

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

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 7 -           PREFERRED SHARES:

Series A Convertible Preferred Stock:

Series A Convertible Preferred Stock are convertible into shares of common stock at the option of the holder. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the original issue price of shares of Series A Convertible Preferred Stock of $1.00, by the conversion price of $5.10, subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to 50 votes per Preferred A share. During the years ended June 30, 2010 and 2009 there were 2,113,556 Series A Convertible Preferred Stock outstanding.

Series B Convertible Preferred Stock:

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

Prior to filing the Amendment, Series B Stock had a conditional 4% dividend attached. The Company has no obligation to pay a dividend except in certain circumstances. The conditional dividend obligation accrued annually on the anniversary of each issuance whether the Board of Directors declares a dividend payment or not. All dividends were waived by the Holders of the Series B Preferred Stock for the years ended 2007, 2008 and 2009. If dividends were instead earned based on the accrual date of June 30, 2009 versus the anniversary dates, then an additional $86,667 in dividends would have been earned in the year ended June 30, 2009.

The Series B Stock dividend has a priority over junior equity issuances upon the occurrence of a liquidating event. Additionally, no dividends may be paid to holders of common stock unless all cumulative Preferred Stock dividends have been paid.The Holders have the right to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B convertible Preferred Stock or the issuance of debt instruments in excess of $1,000,000.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 8 -          SHAREHOLDERS’ EQUITY:

During the year ended June 30, 2010, the Company issued 4,016,060 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $2,142,546 based on the quoted market price of the shares at time of issuance.

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

On December 1, 2009, the Company entered into an Investment Banking Agreement for a twelve month period. As part of the Agreement, the Company issued 350,000 warrants to the consultant with an exercise price of $0.47 and a term of three years. 87,500 warrants vested immediately, 87,500 warrants vest in 90 days, 87,500 warrants vest in 180 days and the remaining 87,500 warrants vest in 270 days. The warrants are accounted for in accordance with Topic 505-50 Equity-Based payments to Non-Employees.  The warrants were initially measured at their fair value on December 1, 2009 using the following Black-Scholes Model Assumptions: risk free interest (1.09%); expected volatility (182%); expected life (36 months); no dividends. On March 25, 2010 the Company and the consultant mutually agreed to cancel the Agreement and as such 175,000 warrants were cancelled. All warrants which had been vested were re-measured at their fair value on this date using the following Black-Scholes Model Assumptions: risk free interest (0.80%); expected volatility (190%); expected life (33 months); no dividends.  Consulting expense is recognized over the period services are received.  For the year ended June 30, 2010, the Company recognized $92,018 of expense with a corresponding increase in additional paid-in-capital.

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

On January 19, 2010, a warrant to purchase 857,143 shares of our common stock at $0.35 per share was exercised, resulting in the Company receiving $300,000.

On January 20, 2010, the Company entered into a Financial Advisor and Consulting Agreement for a one year period. As part of the Agreement, the Company issued 350,000, 350,000, 200,000 and 100,000 warrants with exercise prices of $0.45, $0.75, $1.00 and $1.50, respectively which have lives of two years. The warrants are accounted for in accordance with Topic 505-50 Equity-Based payments to Non-Employees.  The warrants were measured at their fair value on January 20, 2010 using the following Black-Scholes Model Assumptions: risk free interest (0.92%); expected volatility (190%); expected life (24 months); no dividends. These warrants were valued at $787,990 with $348,534 expensed during the year ended June 30, 2010 and $439,456 included in prepaid expenses.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 8-           SHAREHOLDERS’ EQUITY (continued):

On January 11, 2010 and February 18, 2010, the Company issued a total of 92,736 shares of its common stock valued at $60,000 to the holders of the Series B Stock for accrued dividends through December 31, 2009.

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

On February 17, 2010, the Company entered into a Consulting Agreement for a six month period. As part of the Agreement, the Company issued 100,000 warrants with an exercise price of $1.25 and 100,000 warrants with an exercise price of $1.50 which have lives of one year. The warrants are accounted for in accordance with Topic 505-50 Equity-Based payments to Non-Employees.  The warrants were measured at their fair value on February 17, 2010 using the following Black-Scholes Model Assumptions: risk free interest (0.35%); expected volatility (173%); expected life (12 months); no dividends. These warrants were valued at $53,570 and expensed during the year ended June 30, 2010.

On April 1, 2010, the Company issued 85,838 shares of its common stock valued at $60,000 to the Series B Stock for accrued dividends through March 31, 2010.

On April 1, 2010, the Company issued 75,000 warrants to its CFO with an exercise price of $0.62 and term of three years which vest immediately. The warrants were measured at their fair value on April 1, 2010 using the following Black-Scholes Model Assumptions: risk free interest (1.63%); expected volatility (164%); expected life (36 months); no dividends. These warrants were valued at $39,415 and expensed immediately.

On April 16, 2010, the Company entered into an Investor Relations and Consulting Agreement for seven months period. As part of the Agreement the Company issued 110,000 warrants with an exercise price $0.001 and terms of five years which vest immediately. The warrants were measured at their fair value on April 16, 2010 using the following Black-Scholes Model Assumptions: risk free interest (2.49%); expected volatility (147%); expected life (60 months); no dividends. These warrants were valued at $62,629 and expensed immediately.

On May 19, 2010, the Company issued 306,122 shares of common stock to pay $150,000 on the amount due to Zeroloft Corp.

On June 30, 2010, 100,000, 1,500 and 1,500 warrants with an exercise price of $1.60, $3.40 and $3.00, respectively, expired.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 8 -        SHAREHOLDERS’ EQUITY (continued):

As of June 30, 2010, the Company has the following warrants to purchase common stock outstanding:

Number of Warrants issued	Warrant Exercise Price Per Share	Warrant Expiration Date
25,000	$3.40	November 10, 2010
75,000	$0.10	January 5, 2011
75,000	$0.10	January 5, 2011
75,000	$0.10	January 5, 2011
75,000	$0.10	January 5, 2011
100,000	$0.10	January 5, 2011
100,000	$1.25	February 17, 2011
100,000	$1.50	February 17, 2011
250,000	$1.00	October 1, 2011
200,000	$0.12	January 1, 2012
200,000	$0.12	January 1, 2012
350,000	$0.45	January 20, 2012
350,000	$0.75	January 20, 2012
200,000	$1.00	January 20, 2012
100,000	$1.50	January 20, 2012
12,500	$4.00	November 27, 2012
12,500	$4.00	November 27, 2012
175,000	$0.47	December 1, 2012
75,000	$0.60	February 18, 2013
75,000	$0.62	April 1, 2013
110,000	$0.001	October 15, 2015
2,735,000

Equity Instruments Issued for Services Rendered
During the years ended June 30, 2010 and 2009, the Company issued stock warrants and shares of common stock in exchange for services rendered to the Company.  The fair value of each stock warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock warrant.  Shares of common stock are valued at the quoted market price on the date of grant.  The fair value of each grant was charged to the related expense in the statement of operations for the services received.

The following is a summary of the common stock warrants granted, forfeited or expired and exercised:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2008	2,483,582	$4.09
Granted	2,064,501	$0.32
Forfeited or expired	(2,378,381)	$4.08
Exercised	-	-
Outstanding June 30, 2009	2,169,702	$0.52
Granted	2,010,000	$0.66
Forfeited or expired	(312,560)	$1.21
Exercised	(1,132,142)	$0.29
Outstanding and exercisable – June 30, 2010	2,735,000	$0.64

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 9 -          STOCK OPTION PLANS:

As of June 30, 2010, there are three stock option plans in effect; the 1992 Directors' Stock Option Plan (“Directors' Plan”), 1992 Stock Option Plan (“Option Plan”) and the 2006 Equity Incentive Plan (“Incentive Plan”).

Directors Plan
The Directors' Plan allows for the grant of options to purchase up to 12,500 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant.  Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Board sets vesting and expiration dates.  No stock options have been granted under this plan since 2002. As at June 30, 2009 and 2008, options to purchase 160 shares of common stock are outstanding under the Plan.  During the year ended 80 options expired and as at June 30, 2010, options to purchase 80 shares of common stock are outstanding under the Directors Plan.

Option Plan
The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates.  There were no stock options outstanding under the Option Plan at June 30, 2010, 2009 and 2008.  No stock options have been granted under this plan since 2002.

Incentive Plan
The Incentive Plan allows for the grant of options to employees, officers, directors, consultants, advisors of the Company and to any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company.  The number of common stock that may be issued under the Plan is 1,000,000 shares.  No participant of the Plan may be awarded more than 500,000 shares of common stock in any one fiscal year.  The exercise price cannot be less than 100% of the fair market value of the common stock on the date of the grant and may not have a life greater than ten years from the date of grant.  In the case of a shareholder representing more than 10% of the voting power of all classes of shares of the Company, the exercise price cannot be less than 110% of the fair market value of the common stock on the date of the grant and may not have a life greater than five years from the date of grant. No options were outstanding under the Incentive Plan at June 30, 2009 and 2008.  On May 17, 2010, the Company issued options to purchase 425,000 shares of common stock with an exercise price equal to fair market value of underlying shares of common stock on the date of grant of $0.50 which have a contractual life of 2 years and vest immediately. At June 30, 2010, options to purchase 425,000 shares of common stock were outstanding under the Incentive Plan.

Share-based compensation related to common stock option grants for the years ended June 30, 2010 and 2009 amounted to $174,983 and $0, respectively, and is reported in the statement of operations. The weighted average grant date fair value of options granted is $0.41 per option for the year ended June 30, 2010.

The fair value of the options granted is estimated on the grant date using the Black-Scholes option pricing model using the following data to calculate the fair value: risk-free interest rate - 0.81%, expected life – 2 years, expected volatility – 190% and expected dividends – 0%.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 9 -          STOCK OPTION PLANS (continued):

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2008	160	$18.75
Granted	-	-
Forfeited or expired	-	-
Exercised	-	-
Outstanding - June 30, 2009	160	$18.75
Granted	425,000	$0.50
Forfeited or expired	(80)	$12.50
Exercised	-	-
Outstanding and exercisable – June 30, 2010	425,080	$0.50

The following table summarizes information on stock options outstanding and exercisable as June 30, 2010:

Exercise Price	Number Outstanding at June 30, 2010	Average Remaining Life (Years)	Aggregate Aggregate Intrinsic Value
$0.50	425,000	1.88	-
$25.00	80	0.25	-
	425,080	1.88	$-

NOTE 10 -         INCOME TAXES:

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not those benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2010 and June 30, 2009.

The tax years 1996 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

As of June 30, 2010, the Company has federal net operating loss carryforwards of approximately $27.6 million available to offset taxable income which expire in the years 2022 through to 2029.  As the Company is based in Canada, there are no material state net operating loss carryforwards.

Deferred tax assets and liabilities consist of the following as of June 30:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$9,654,000	$8,151,000
Less valuation allowance	(9,654,000)	(8,151,000)
Net deferred tax asset	$-	$-

Approximately $1,503,000 and $432,000 income tax benefit for the years ended June 30, 2010 and 2009, respectively, have been offset by a corresponding deferred tax asset valuation allowance increase.  Accordingly, no provision (benefit) from income taxes has been reported in the consolidated statement of operations for the years ended June 30, 2010 and 2009.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 11 -        CONTINGENCIES AND COMMITMENTS:

(a)	Legal Matters

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

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America.  As such, included in cash and cash equivalents is restricted cash of $79,842 and $0 at June 30, 2010 and 2009, respectively.

In June 2010, Rick Smith Enterprises, Inc. (“Plaintiff”), filed a complaint against the Company in the Circuit Court of the Ninth Judicial Circuit of the State of Florida in and for Orange County Civil Division. The Plaintiff is seeking cash of $175,000 and shares of common stock of the Company valued at $175,000 plus costs and interest for allegations involving breach of contract.  The Plaintiff is also seeking additional cash of $100,000 and shares of common stock of the Company valued at $100,000 for alleged continuing and anticipatory breach of contract.  The action is in its very preliminary stages. As a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 11 -         CONTINGENCIES AND COMMITMENTS (Continued):

(b)	Operating Lease:

In May 2009, the Company entered into a lease agreement for office space in Toronto, Ontario for a four year period. Rent expense (including taxes) for the years ended June 30, 2010 and 2009 aggregated $46,506 and $36,883, respectively. In addition, the Company rents office space on a month to month basis in Buffalo, New York for which it pays $209 per month. Future annual minimum lease payments, including taxes, are as follows:

2011	$61,798
2012	61,798
2013	61,798
2014	56,858
$242,252

(c)	Royalty agreement:

On June 21, 2007, the Company signed a licensing agreement with Advanced Light Alloys Corporation for the licensing of scandium patents for fishing equipment applications. The Company has agreed to pay a 20% royalty on the net sales derived from fishing related products. The minimum annual royalty amount due under this agreement is $100,000. The agreement expires coterminous with the patent expirations, which expire in June 2014. The agreement may be terminated by the Company in May of each year.  See also Note 5.

(d)	Employment contracts:

On January 1, 2009, the Board of Directors approved a three year employment contract for Dr. Hearn, President and CEO, which expires December 31, 2011.  Under the terms of the contract, Dr. Hearn is entitled to compensation in the amount of $20,000 per month, to be paid at Dr. Hearn’s discretion, in cash, stock or warrants.  In addition, Dr. Hearn is also entitled to receive a bonus of 200,000 warrants each year at an exercise price of $0.12 per share.

On February 2, 2009, the Board approved the appointment of Mr. David Khazak as CFO of the Company. Mr. Khazak compensation was set at $10,000 per month to be paid in 144 Rule shares.  Mr Khazak resigned on October 9, 2009.

On October 12, 2010, the Board approved the appointment of Mr. Philip Clark as Chief Financial Officer of the Company.  Mr. Clark was compensated $3,000 Canadian dollars per month in cash for the three months ended December 31, 2009.  Commencing January 1, 2010 Mr. Clark’s compensation was $2,000 Canadian dollars per month in cash and 75,000 warrants to purchase shares of common stock per quarterly period with an exercise price equal to the closing price on the first day of each quarter and with a life of three years.

On April 1, 2009, Mr. Dmitry Sindalovsky, Materials and Manufacturing Consultant, was compensated with 250,000 of 144 Rule common shares per month issued at the 5 day closing average at the date of issue for the six month period ended September 30, 2009. On October 15, 2009 the Board of Directors approved a contract for Mr. Sindalovsky. Under the terms of the agreement, Mr. Sindalovsky is compensated with 70,000 of 144 Rule common shares per month issued at the 5 day closing average at the date of issue.  This contract expires on September 30, 2010. In addition, Mr. Sindalovsky has agreed not to demand, within 12 months of June 30, 2010, the repayment of $428,505 of advances reported as accrued expenses in the consolidated balance sheet.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 12 -        RISK MANAGEMENT:

Credit risk

The Company is subject to risk of non-payment on its trade accounts receivable. For the year ended June 30, 2010, two customers (2009 – two customers) respectively represent approximately 23% and 10% of revenues (2009 – 27% and 14%) and 29% and 13% (2009 – 30% and 16%) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

For the year ended June 30, 2010, the Company purchased approximately 49% and 43% of its inventory from two vendors (2009 – three vendors 51%, 13% and 8%). The accounts payable to these vendors aggregated approximately $261,000 and $263,000 as of June 30, 2010 and 2009, respectively.

NOTE 13 -        SUBSEQUENT EVENTS:

Subsequent to period end, the Company issued 567,965 shares of its common stock to consultants for an aggregate value of $135,423 based on the quoted market price of the shares at time of issuance.

On July 1, 2010, the Company issued 191,084 shares of its common stock to holders of Series B Stock for accrued dividends of $60,000 through to June 30, 2010.

On July 1, 2010, the Company issued 75,000 warrants to the CFO with an exercise price of $0.25 and a life of three years.

On July 2, 2010, the Company repaid $200,000 of the principal amount of the loan payable – shareholder.

On July 12, 2010, the Company was reincorporated from the State of Nevada to the State of Delaware.  The reincorporation was effected through the merger of the Company into a newly formed Nevada corporation, American Rare Earths and Materials, Corp., which is a wholly owned subsidiary of the Company.  Upon completion of the merger American Rate Earths and Materials, Corp. was the surviving corporation and continues to operate the business.

On September 1, 2010, the Company entered into an agreement with Zeroloft Corp. regarding the reimbursement of out-of pocket expenses paid by AREM on behalf of Zeroloft Corp. as at June 30, 2010. It was agreed that total expenditures of $111,231 paid in cash by AREM at June 30, 2010 will be reimbursed in cash by Zeroloft Corp. and total expenditures paid in stock-based compensation of $442,912 by AREM at June 30, 2010 will be applied to reduce the liability ‘Due to Zeroloft Corp.’ On September 2, 2010, AREM received cash of $500,000 from Zeroloft Corp. From this cash receipt, $111,231 was applied to accrued receivables recorded at June 30, 2010 and the remaining balance of $388,769 is available to be applied against out-of-pocket costs incurred in future periods.