Form 10-K/A
period 2010-06-30
American Rare Earths & Materials, Corp.
filed 2010-10-15
CIK 797662

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

 The annual report of American Rare Earths and Materials, Corp. (“Registrant” or the “Company”)), for the fiscal year ended June 30, 2010, filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on September 24, 2010, is hereby amended solely for the purpose of filing the attached exhibits.

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

3(iii)	Audit Committee Charter, incorporated by reference to Exhibit 3(iii) to the Company’s Form 10-K, filed on September 24, 2010.

4.1	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 24, 2006.

4.2	Element 21 Golf Company 10% Convertible Promissory Note issued to Oleg Muzyrya, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated February 24, 2006.

4.3	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 24, 2006.

4.4	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 23, 2006.

4.5	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 23, 2006.

4.6	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated August 3, 2006.

4.7	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated August 3, 2006.

4.8	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 1, 2006.

4.9	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2006.

4.10	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2006.

4.11	Form of Warrant for Purchase of 5,882,400 Shares of Common Stock dated June 15, 2007, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 18, 2007.

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.

10.10	Extension and Modification of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 22, 2009.

10.11	Investment Banking Agreement with Legend Securities, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 15, 2009.

10.12	Trademark License and Product Distribution Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2010.

10.13	Management Agreement with Zeroloft Corp., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2009

10.14	Consulting Agreement with Gaynell Douglas dated May 1, 2010.++

10.15	Consulting Agreement with Yell Services, dated October 1, 2009.++

10.16	Consulting Agreement with Altaf Kassam, dated October 1, 2009.++

10.17	Consulting Agreement with Tolkun Salieva, dated October 1, 2009.++

10.18	Consulting Agreement with Charles E. Fitzgerald, dated May 1, 2010.++

10.19	Employment Agreement with Nataliya Hearn, Ph.D., dated January 1, 2009.++

10.20	Consulting Agreement with Dorset Solutions, Inc, dated November 19, 2009.++

10.21	Consulting Agreement with Dorset Solutions, Inc, dated January 1, 2010.++

14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed on September 24, 2010.

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer ++

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer ++

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ++

++ filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERICAN RARE EARTHS AND MATERIALS, CORP.

Date: October 15, 2010	By:	/s/ Nataliya Hearn
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

Date: October 15, 2010	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
President, Chief Executive Officer and Chairperson

Date: October 15, 2010	By:	/s/ Werner Zapfe+
Werner Zapfe
Director

Date: October 15, 2010	By:	/s/ Mary Bryan+
Mary Bryan
Director

Date: October 15, 2010	By:	/s/ Errol Farr+
Errol Farr
Director

Date: October 15, 2010	By	/s/ Philip Clark
Philip Clark, CA, CPA, CFA
Chief Financial Officer

+ by Nataliya Hearn, Ph.D. as attorney-in-fact

4