Form 10-Q
period 2010-09-30
American Rare Earths & Materials, Corp.
filed 2010-11-12
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________________

Commission File No. 0-15260

American Rare Earths and Materials, Corp.
 (Exact name of Registrant as specified in its charter)
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
Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 23,240,244 shares of common stock, par value $0.001 per share as of November 12, 2010.

American Rare Earths and Materials, Corp. and Subsidiaries
(Formerly known as Element 21 Golf Company)

PART 1 - FINANCIAL INFORMATION
 Item 1 - Financial Statements
AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	June 30, 2010
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents (includes restricted cash of $79,609, Note 13)	$857,900	$513,035
Short-term investments	-	251,659
Accounts receivable - net of allowance for doubtful accounts of $21,037	420,414	789,920
Accrued receivable	-	554,143
Inventories, net	787,910	919,158
Prepaid expenses and other current assets	360,537	625,143
TOTAL CURRENT ASSETS	2,426,761	3,653,058
INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET	3,336,986	3,533,029
FIXED ASSETS, NET	55,750	60,900
TOTAL ASSETS	$5,819,497	$7,246,987

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable	$599,302	$681,394
Royalty payable	1,204,103	1,139,776
Accrued expenses	1,005,965	688,996
Accrued expenses – related parties	1,406,992	-
Deferred revenue	199,721	7,781
Dividends payable	60,000	60,000
Loan payable – shareholder	150,000	350,000
Due to Zeroloft Corp.	334,503	850,000
TOTAL CURRENT LIABILITIES	4,960,586	3,777,947

LONG-TERM LIABILITIES:
Accrued expenses	-	428,505
Accrued expenses – related parties	-	1,394,932
Accounts payable – related parties	242,076	242,076
Loans and advances – officer/shareholder	158,738	158,738
TOTAL LONG-TERM LIABILITIES	400,814	2,224,251

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.10 par value, authorized undesignated 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding as of September 30, 2010 and June 30, 2010	2,114	2,114
Series B Convertible Preferred stock, $0.10 par value, authorized 353,000 shares, 352,945 shares issued and outstanding as of September 30, 2010 and June 30, 2010	35,295	35,295
Common stock, $0.001 par value; 300,000,000 shares authorized, 22,685,550 and 21,877,608 issued and outstanding at September 30, 2010 and June 30, 2010, respectively	22,686	21,878
Additional paid-in capital	32,646,842	32,424,471
Accumulated deficit	(32,248,840)	(31,238,969)
TOTAL SHAREHOLDERS’ EQUITY	458,097	1,244,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,819,497	$7,246,987

See notes to condensed consolidated financial statements

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

REVENUES	$650,902	$758,818

COSTS OF SALES	425,978	424,465

GROSS PROFIT	224,924	334,353

GENERAL AND ADMINISTRATIVE EXPENSES	1,171,183	835,241

LOSS FROM OPERATIONS	(946,259)	(500,888)

OTHER INCOME (EXPENSE)
Interest income	224	302
Interest expense	(3,836)	(90,829)
	(3,612)	(90,527)

LOSS BEFORE PROVISION FOR INCOME TAXES	(949,871)	(591,415)

Provision for income taxes	-	-

NET LOSS	(949,871)	(591,415)

Dividends on Series B Preferred Convertible stock	(60,000)	(917,678)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,009,871)	$(1,509,093)

Basic and diluted net loss available to common stockholders per share	$(0.04)	$(0.13)

Basic and diluted weighted average shares outstanding	22,269,667	11,526,603

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Number of Shares in Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance June 30, 2010	$2,114	$35,295	21,877,608	$21,878	$32,424,471	$(31,238,969)	$1,244,789
Issuance of common stock for services	-	-	616,858	617	146,341	-	146,958
Issuance of stock warrants for services	-	-	-	-	16,221	-	16,221
Dividends on Series B Convertible Preferred stock, paid in common stock	-	-	191,084	191	59,809	(60,000)	-
Net loss	-	-	-	-	-	(949,871)	(949,871)
Balance September 30, 2010	$2,114	$35,295	22,685,550	$22,686	$32,646,842	$(32,248,840)	$458,097

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(949,871)	$(591,415)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensatory common stock and warrants	163,179	361,697
Depreciation	5,150	9,935
Amortization of intangible asset	196,043	-
Amortization of debt discount	-	70,454
Non-cash foreign exchange	-	1,377
Accrued interest	(216)	-
Changes in:
Accounts receivable	369,506	277,417
Inventories	131,248	(241,624)
Prepaid expenses and other current assets	264,606	30,413
Accounts payable, accrued expenses and royalty payable	(117,241)	(56,589)
Deferred revenue	303,171	(24,000)
Due to Zeroloft	(72,585)	-
Net cash provided by (used in) operating activities	292,990	(162,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term investments	251,875	-
Net cash provided by financing activities	251,875	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable - shareholder	(200,000)	(150,000)
Net cash used in financing activities	(200,000)	(150,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	344,865	(312,335)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	513,035	1,048,402

CASH AND CASH EQUIVALENTS, END OF PERIOD	$857,900	$736,067

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Issuance of shares of common stock for dividends	$60,000	$857,678
Repayment of amount due to Zeroloft Corp. through application of receivable from Zeroloft Corp. for certain reimbursable costs	$442,912	$-

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1                                NATURE OF BUSINESS AND OPERATIONS

American Rare Earths and Materials, Corp. and subsidiaries (the “Company” and or “AREM”) is a developer of applications of high tech materials used in the sports industry including advanced Scandium Alloy golf products, bio-fiber fishing equipment and Zeroloft Aerogel insulation for sports apparel and footwear. New materials applications developed by AREM are incorporated by manufacturers and original equipment manufacturers (“OEM”) into their product lines including AREM’s own line of Scandium Sc™ golf and Carrot Stix™ fishing equipment.

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

In June 2007, the Company expanded into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, worldwide patent license with Advanced Light Alloys Corporation, a Barbados Corporation (“Advanced”) pursuant to which AREM received a license from Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s technologies. The Carrot Stix™ line of fishing rods is sold in big box retail stores (such as Bass Pro, Gander Mountain, Cabelas and Academy) and smaller retailers across North America and internationally.

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

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2                      BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the condensed consolidated financial statements, footnote disclosures and other information normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2010.  Interest payable of $137,624 has been reclassified from accounts payable to accrued expenses in the comparative June 30, 2010 condensed consolidated balance sheet presented.

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (weighted-average method) or market and are comprised as follows:

	September 30, 2010	June 30, 2010
Finished goods	$1,107,590	$1,238,370
Components	222,515	222,983
Less: Provision for obsolescence	(542,195)	(542,195)
Total	$787,910	$919,158

NOTE 3                       GOING CONCERN

These condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company began generating revenues in fiscal 2005.  Even with the generation of revenues from the sale of golf, fishing and Zeroloft products now being produced and sold, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:
	As at and for the three months ended September 30, 2010	As at and for the year ended June 30, 2010
Negative working capital	$(2,533,825)	$(124,889)
Net loss	$(949,871)	$(4,477,564)
Accumulated deficit	$(32,248,840)	$(31,238,969)

As shown in the accompanying condensed consolidated financial statements, during the three months ended September 30, 2010, the Company incurred a net loss of $949,871 and generated cash from operations during this period was $292,990.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3                       GOING CONCERN (Continued)

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.  Since acquiring the proprietary technology golf development business, the Company has depended on financings and consulting services from consultants engaged by the Company some of whom have agreed to accept full or partial compensation for services with  share-based compensation rather than cash.

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

NOTE 4                      RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company applied this guidance prospectively for revenue arrangements entered into or materially modified after July 1, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or July 1, 2010, for AREM. Based on the Company’s evaluation of ASU 2009-17, the adoption of this update is not expected to impact the Company’s condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4                      RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (Continued)

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 5                       INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET

Intangible asset represents a Trademark License and Product Distribution Agreement (“License Agreement”) entered into with Zeroloft Corp. (“Zeroloft”) on January 14, 2010.  License Agreement acquisition costs was $3,888,888 at September 30, 2010 and at June 30, 2010. These costs are presented on the condensed consolidated balance sheet net of accumulated amortization of $551,902 and $355,859 at September 30, 2010 and June 30, 2010, respectively. The Company amortizes the License Agreement using the straight line method over its estimated remaining useful life, which is estimated at 5 years. The Company recorded amortization expense of $196,043 and $0 related to intangible asset subject to amortization during the three month periods ended September 30, 2010 and 2009, respectively. In each of the next five years annualized amortization expense is projected to be $777,778 per year.

The Company evaluates its long-lived assets for indicators of possible impairment. Intangible asset subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. No impairment was recorded during the three month periods ended September 30, 2010 and, 2009.

NOTE 6                       RELATED PARTY ADVANCES AND LOANS PAYABLE

As of September 30, 2010 and June 30, 2010, $120,627 of trade payables were due to a Series A Convertible Preferred stockholder, ASA Commerce.

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt outstanding at November 23, 2009 of $1,436,415 due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share. At September 30, 2010, $1,807,806 (which was at June 30, 2010, $1,795,746) was owed by the Company to the President of which $400,814 (which was at June 30, 2010, $400,814) is included in long-term liabilities on the balance sheet and $1,406,992 is included in accrued expenses classified as current liabilities on the balance sheet (which was at June 30, 2010, $1,394,932 is included in accrued expenses classified as long-term liabilities on the balance).  The President agreed not to demand, within 12 months of June 30, 2010, the payment of $1,795,746 in accrued compensation owning to the President by the Company. Amounts due to the President are payable on demand, non-interest bearing and unsecured. At September 30, 2010, this waiver ceased to cover a 12 month period. Accordingly, the amounts were reclassified to their current presentation.

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  This note went in default However, during the three month period ended September 30, 2010, the Company has been negotiating an extension of the repayment date. During the three month period ended September 30, 2010, the Company repaid $200,000 of the loan.  The remaining unpaid balance as of September 30, 2010 was $150,000 (June 30, 2009 - $350,000).  Subsequent to the period end on October 12, 2010, the Company paid the remaining $150,000 principal due.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7                       ROYALTY PAYABLE

During the three month period ended September 30, 2010, the Company incurred a royalty expense of $64,327 (which was at September 30, 2009, $97,802) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the three months ended September 30, 2010, the Company paid $0 (September 30, 2009 - $50,000) to Advanced.  Royalty payable at September 30, 2010 is $1,204,103 (which was at June 30, 2010, $1,139,776).

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

For the three months ended September 30, 2010 and 2009, the effect of stock options and other potentially dilutive shares was excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive.  Therefore, diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at September 30, 2010 and 2009 have been excluded from the three month diluted loss per share computations:

	September 30, 2010	September 30, 2009
Warrants	2,810,000	2,097,643
Convertible Preferred stock	2,380,326	2,380,310
Convertible Note	-	666,667
Due to Related Party	3,747,590	-

NOTE 9                      SHAREHOLDERS’ EQUITY

During the three months ended September 30, 2010, the Company issued 616,858 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $146,958 based on the quoted market price of the shares at time of issuance.

At July 1, 2010, the Company issued 191,084 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred Stock for accrued dividends through June 30, 2010.

On July 1, 2010, the Company issued 75,000 warrants to its CFO with an exercise price of $0.25 and term of three years which vest immediately.  The warrants were measured at their fair value on July 1, 2010 using the following Black-Scholes Model Assumptions: risk free interest (1.01%); expected volatility (172%); expected life (36 months) and no dividends. These warrants were valued at $16,221 and expensed immediately.

On July 12, 2010, the Company reduced the par value of common stock per share from $0.01 to $0.001 upon a redomestication merger from the State of Delaware to the State of Nevada.  The reduction in the par value from $0.01 to $0.001 has been adjusted on a retroactive basis; accordingly, all previous balances have been adjusted.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
NOTE 10                     STOCK OPTION PLANS:

As of June 30, 2010, there are three stock option plans in effect; the 1992 Directors' Stock Option Plan (“Directors' Plan”), 1992 Stock Option Plan (“Option Plan”) and the 2006 Equity Incentive Plan (“Incentive Plan”).

Directors’ Plan
The Directors' Plan allows for the grant of options to purchase up to 12,500 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant.  Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Board sets vesting and expiration dates.  No stock options have been granted under this plan since 2002.  During the period ended September 30, 2010, 80 options expired and as at September 30, 2010, no stock options to purchase shares of common stock are outstanding under the Directors’ Plan.

Option Plan
The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates.  There were no stock options outstanding under the Option Plan at September 30, 2010.  No stock options have been granted under this plan since 2002.

Incentive Plan
The Incentive Plan allows for the grant of options to employees, officers, directors, consultants, advisors of the Company and to any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company.  The number of common stock that may be issued under the Plan is 1,000,000 shares.  No participant of the Plan may be awarded more than 500,000 shares of common stock in any one fiscal year.  The exercise price cannot be less than 100% of the fair market value of the common stock on the date of the grant and may not have a life greater than ten years from the date of grant.  In the case of a shareholder representing more than 10% of the voting power of all classes of shares of the Company, the exercise price cannot be less than 110% of the fair market value of the common stock on the date of the grant and may not have a life greater than five years from the date of grant. At September 30, 2010, options to purchase 425,000 shares of common stock were outstanding under the Incentive Plan.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2009	160	$18.75
Granted	425,000	$0.50
Forfeited or expired	(80)	$12.50
Exercised	-	-
Outstanding - June 30, 2010	425,080	$0.50
Granted	-	-
Forfeited or expired	(80)	$12.50
Exercised	-	-
Outstanding and exercisable – September 30, 2010	425,000	$0.50

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2010:
Exercise Price	Number Outstanding at September 30, 2010	Average Remaining Life (Years)	Aggregate Aggregate Intrinsic Value
$0.50	425,000	1.63	-

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 11                     RISK MANAGEMENT

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the three months ended September 30, 2010, three customers (which was as of 2009, three customers) respectively represent approximately 46.61% of sales (which was as of 2009, 36.59%) and 60.72% (which was as of 2009, 84.15%) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

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

The carrying amounts on the accompanying condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, royalty payable, accrued expenses and current and long-term debt are carried at cost, which approximates market value. Short-term investments comprised a redeemable guaranteed investment certificate earning interest at 0.75% per annum and matured on August 12, 2010. The proceeds upon maturity from the redeemable guaranteed investment certificate were transferred to cash and cash equivalents.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

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

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America.  As such, included in cash and cash equivalents is restricted cash of $79,609 and $79,842 at September 30, 2010 and June 30, 2010, respectively.

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

NOTE 14                     SUBSEQUENT EVENTS

Subsequent to period end, the Company issued 304,952 shares of its common stock to consultants for an aggregate value of $91,486 based on the quoted market price of the shares at time of issuance.

On October 1, 2010, the Company issued 75,000 warrants to the CFO with an exercise price of $0.30 and a life of three years.

On October 1, 2010, the Company issued 249,742 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through  September 30, 2010.

Such issuances of securities of the Company were made pursuant to the exemptions from registration contained in Rule 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On November 1, 2010, 110,000 warrants were exercised at $0.001 per share of common stock.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements regarding our business and performance that are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission regarding, without limitation, statements about our business plans, statements about the potential for the development, and public acceptance of new products, estimates of future financial performance, predictions of national or international economic, political or market conditions, statements regarding other factors that could affect our future operations or financial condition, and other statements that are not matters of historical fact.  Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

The first products manufactured using the Company’s proprietary golf technology have been produced and the Company commenced distribution to wholesalers and retail markets during the last quarter of its fiscal year ended June 30, 2006. In June 2007, the Company expanded its sales into recreational fishing equipment.

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

Our business, financial condition, cash flows and results from operations are subject to seasonality resulting from factors such as weather and spending patterns.  Due to seasonality of our business, one quarter’s results are not indicative of the full fiscal year’s expected financial results.  A majority of our revenue is earned in the second and third quarters of the year and revenues generally decline in the first and fourth quarters. During the current fiscal year, a greater portion of our annual fishing sales took place in the second quarter when compared to the prior year because we moved our production schedule forward and shipping to our customers earlier.

Results of Operations

Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, the Company had revenue of $650,902, which includes non-cash barter revenue of $1,720 and recovery of out of pocket expenses paid on behalf of Zeroloft Corp. of $267,220, and incurred costs of sales of $425,978 and general and administrative expenses of $1,171,183, and interest income of $224, and interest expense of $3,836. Included in general and administrative expense is a non-cash charge of $163,179 representing the value of compensatory common stock and warrants for services provided by consultants.  This resulted in a net loss of $949,871, as compared with the three months ended September 30, 2009 in which the Company had revenue of $758,818, which includes non-cash barter revenue of $8,066, incurred costs of sales of $424,465 and general and administrative expenses of $835,241, and interest income of $302, and interest expense of $90,829, resulting in a net loss of $591,415.

Interest expense of $3,836 and $90,829 for the three months ended September, 2010 and 2009, respectively, primarily relates to paid and accreted interest on the Convertible Debenture and Loan payable to shareholder.

Our net accounts receivable balances were $420,414, $789,920 and $238,160 at September 30, 2010, June 30, 2010 and September 30, 2009, respectively.  The increase in accounts receivable compared to September 30, 2009 is primarily due to the increase in sales in the fourth quarter of the previous fiscal year.  The Company is subject to risk of non-payment of its trade accounts receivable. For the three months ended September 30, 2010, three customers (which was as of comparable prior year period, three customers) respectively represent approximately 46.61% of sales (which was 36.59% as of the comparable prior year period) and 60.72% (or 84.15% for the comparable prior year period) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our net inventory balances were $787,910, $919,158 and $1,518,515 at September 30, 2010, June 30, 2010 and September 30, 2009, respectively.  The decrease in our inventory balance compared to September 30, 2009 is due to an increase in our provision for inventory obsolescence which was $542,196 and $178,000 at September 30, 2010 and September 30, 2009, respectively.  The provision only relates to golf equipment and components other than golf shafts. Our inventory comprises golf and fishing products and components.  We concentrate our new purchases of inventory on where we anticipate our future sales; golf shafts and our best selling SKUs.

Our royalty payable was $1,204,103 and $738,366 at September 30, 2010 and 2009, respectively.  The increase in the balance is due to royalties on sales in the current period which are unpaid to Advanced.  The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of September 30, 2010 of $2,533,825.  The Company retains consultants to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2010, we had a working capital deficiency of $124,889. Our working capital deficiency is due to unpaid management compensation and royalties. Our continuation as a going concern will require that we raise significant additional capital. At September 30, 2010, $1,807,806 (which was at June 30, 2010, $1,795,746) was owed by the Company to the President of which $400,814 (which was at June 30, 2010, $400,814) is included in long-term liabilities on the balance sheet and $1,406,992 is included in accrued expenses classified as current liabilities on the balance sheet (which was at June 30, 2010, $1,394,932 is included in accrued expenses classified as long-term liabilities on the balance).  The President agreed not to demand, within 12 months of June 30, 2010, the payment of $1,795,746 in accrued compensation owing to the President by the Company. Amounts due to the President are payable on demand, non-interest bearing and unsecured. At September 30, 2010, ths waiver ceased to cover a 12 month period. Accordingly, the amounts were reclassified to their current presentation.

There is no assurance that consultants will continue to accept stock compensation for services.  If consultants discontinue to accept stock compensation we may not be able to continue to retain the services of such consultants.

Absent continued stock payment for services to our consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shaft, fishing product lines, Zeroloft or market its products based on its technologies.
For the three month period ended September 30, 2010, the Company has generated gross revenue of $267,220, related to the recovery of out-of-pocket expenses paid on behalf of Zeroloft Corp. (September 30, 2009 - $4,883) from Zeroloft. The terms of our contract with our Zeroloft customers will require a prepayment which will cover our expected upfront costs.

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

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future operations; or respond to competitive pressures, any of which could have a material adverse effect on our business; operating results; financial condition and/or liquidity.

Recent Accounting Pronouncements

See Note 4 “Recent Accounting Pronouncements Affecting the Company” to the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance the development and expansion of its business.  The Company is prohibited from paying dividends on common stock as long as there are any unpaid accrued dividends due to the Series B Convertible Preferred stock stockholders. Therefore, there can be no assurance that dividends of any kind will ever be paid. Pursuant to the Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred stock of the Company, we are required to pay dividends on our Series B Stock.  We have this quarter and we expect to continue to pay such dividends in the form of the Company’s common stock.

Effect of Inflation

Management believes that inflation has not had a material effect on its operations for the periods presented.

 Climate Change

Management believes that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended June 30, 2010. See Note 5 to these interim consolidated financial statements for the accounting policy adopted for Intangible Asset Subject to Amortization, Net. Our critical accounting policies and estimates have not changed materially during the three months ended September 30, 2010.

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

ITEM 1A                      RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 2                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company issued 210,000 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $46,200.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  At July 1, 2010, the Company issued 191,084 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred stock for accrued dividends through June 30, 2010. The shares were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Act.

ITEM 3                        DEFAULT UPON SENIOR SECURITIES

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The loan agreement contains default provisions and the Company went into default.  The Company has been negotiating an extension of the repayment date. The Company repaid $675,000 of the loan.  The remaining unpaid balance as of September 30, 2010 was $150,000.

ITEM 4                        REMOVED AND RESERVED

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.

10.10	Extension and Modification of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 22, 2009.

10.11	Investment Banking Agreement with Legend Securities, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 15, 2009.

10.12	Trademark License and Product Distribution Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2010.

10.13	Management Agreement with Zeroloft Corp., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2009

10.14	Consulting Agreement with Gaynell Douglas dated May 1, 2010, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.15	Consulting Agreement with Yell Services, dated October 1, 2009, incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.16	Consulting Agreement with Altaf Kassam, dated October 1, 2009, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.17	Consulting Agreement with Tolkun Salieva, dated October 1, 2009, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.18	Consulting Agreement with Charles E. Fitzgerald, dated May 1, 2010, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.19	Employment Agreement with Nataliya Hearn, Ph.D., dated January 1, 2009, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.20	Consulting Agreement with Dorset Solutions, Inc, dated November 19, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.21	Consulting Agreement with Dorset Solutions, Inc, dated January 1, 2010, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed on September 24, 2010.

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.++

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.++

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Rare Earths and Materials, Corp.

November 12, 2010	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
Chairman, Chief Executive Officer and President

November 12, 2010	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA Chief Financial Officer