Form 10-Q
period 2010-12-31
American Rare Earths & Materials, Corp.
filed 2011-02-11
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date,  24,780,698 shares of common stock, par value $0.001 per share as of February 11, 2011.

American Rare Earths and Materials, Corp. and Subsidiaries
(Formerly known as Element 21 Golf Company)

PART 1 - FINANCIAL INFORMATION
 Item 1 – Condensed Consolidated Financial Statements
AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	December 31, 2010	June 30, 2010
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents (includes restricted cash of $80,172 Note 13)	$748,539	$513,035
Short-term investments	-	251,659
Accounts receivable - net of allowance for doubtful accounts of $27,687	433,984	789,920
Accrued receivable	-	554,143
Inventories, net	903,544	919,158
Prepaid expenses and other current assets	175,365	625,143
TOTAL CURRENT ASSETS	2,261,432	3,653,058
INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET	3,140,943	3,533,029
FIXED ASSETS, NET	50,594	60,900
TOTAL ASSETS	$5,452,969	$7,246,987

- LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT) -

CURRENT LIABILITIES:
Accounts payable	$880,908	$681,394
Royalty payable	1,285,587	1,139,776
Accrued expenses	1,114,935	688,996
Accrued expenses – related parties	1,451,992	-
Deferred revenue	207,803	7,781
Dividends payable	60,000	60,000
Loan payable – shareholder	-	350,000
Due to Zeroloft Corp.	277,880	850,000
TOTAL CURRENT LIABILITIES	5,279,105	3,777,947

LONG-TERM LIABILITIES:
Accrued expenses	-	428,505
Accrued expenses – related parties	-	1,394,932
Accounts payable – related parties	242,076	242,076
Loans and advances – officer/shareholder	158,738	158,738
TOTAL LONG-TERM LIABILITIES	400,814	2,224,251

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.10 par value, authorized undesignated 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding as of December 31, 2010 and June 30, 2010	2,114	2,114
Series B Convertible Preferred stock, $0.10 par value, authorized 353,000 shares, 352,945 shares issued and outstanding as of December 31, 2010 and June 30, 2010	35,295	35,295
Common stock, $0.001 par value; 300,000,000 shares authorized, 23,895,500 and 21,877,608 issued and outstanding at December 31, 2010 and June 30, 2010, respectively	23,896	21,878
Additional paid-in capital	32,929,728	32,424,471
Accumulated deficit	(33,217,983)	(31,238,969)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(226,950)	1,244,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,452,969	$7,246,987

See notes to condensed consolidated financial statements

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	Six months Ended December 31,		Three months Ended December 31,
	2010	2009	2010	2009

REVENUES	$1,742,902	$1,660,453	$1,091, 999	$901,635

COSTS OF SALES	897,853	867,380	471,874	442,915

GROSS PROFIT	845,049	793,073	620,125	458,720

GENERAL AND ADMINISTRATIVE EXPENSES	2,700,030	2,048,045	1,528, 847	1,212,804
LOSS FROM OPERATIONS	(1,854,981)	(1,254,972)	(908,722)	(754,084)

OTHER INCOME (EXPENSE)
Interest income	296	775	72	473
Interest expense	(4.329)	(106,804)	(493)	(15,975)
	(4,033)	(106,029)	(421)	(15,502)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,859,014)	(1,361,001)	(909,143)	(769,586)

Provision for income taxes	-	-	-	-
NET LOSS	(1,859,014)	(1,361,001)	(909,143)	(769,586)

Dividends on Series B Preferred Convertible stock	(120,000)	(120,000)	(60,000)	(60,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,979,014)	$(1,481,001)	$(969,143)	$(829,586)

Basic and diluted net loss per share available to common stockholders	$(0.09)	$(0.12)	$(0.04)	$(0.06)

Basic and diluted weighted average shares outstanding	22,789,636	12,106,889	23,309,561	12,937,354

See notes to condensed consolidated financial statements

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Number of Issued and Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance June 30, 2010	$2,114	$35,295	21,877,608	$21,878	$32,424,471	$(31,238,969)	$1,244,789
Issuance of common stock for services	-	-	1,467,066	1,467	349,412	-	350,879
Issuance of stock warrants for services	-	-	-	-	36,286	-	36,286
Exercise of warrants	-	-	110,000	110	-	-	110
Dividends on Series B Convertible Preferred stock, paid in common stock	-	-	440,826	441	119,559	(120,000)	-
Net loss	-	-	-	-	-	(1,859,014)	(1,859,014)
Balance December 31, 2010	$2,114	$35,295	23,895,500	$23,896	$32,929,728	$(33,217.983)	$(226,950)

See notes to condensed consolidated financial statements

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,859,014)	$(1,361,001)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensatory common stock and warrants	387,165	1,077,313
Depreciation	10,306	19,862
Amortization of intangible asset	392,086	-
Amortization of debt discount	-	70,454
Non-cash foreign exchange	-	2,105
Accrued interest	(216)	(730)
Changes in:
Accounts receivable	355,936	(115,221)
Inventories	15,614	(238,214)
Prepaid expenses and other current assets	449,778	(177,452)
Accounts payable, accrued expenses and royalty payable	399,819	220,740
Deferred revenue	311,253	(24,000)
Due to Zeroloft Corp.	(129,208)	-
Net cash provided by (used in) operating activities	333,519	(526,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchase of) short-term investments	251,875	(250,000)
Net cash provided by (used in) investing activities	251,875	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable - shareholder	(350,000)	(150,000)
Issuance of Series B Convertible Preferred Stock	-	51
Exercise of warrants	110	5,000
Net cash used in financing activities	(349,890)	(144,949)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	235,504	(921,093)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	513,035	1,048,402

CASH AND CASH EQUIVALENTS, END OF PERIOD	$748,539	$127,309

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Issuance of shares of common stock for dividends	$120,000	$917,678
Repayment of amount due to Zeroloft Corp. through application of receivable from Zeroloft Corp. for certain reimbursable costs	$442,912	$-

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

NOTE 2               BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the condensed consolidated financial statements, footnote disclosures and other information normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2010.  Interest payable of $137,624 has been reclassified from accounts payable to accrued expenses in the comparative June 30, 2010 condensed consolidated balance sheet presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates.

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (weighted-average method) or market and are comprised as follows:

	December 31, 2010	June 30, 2010
Finished goods	$1,224,177	$1,238,370
Components	221,562	222,983
Less: Provision for obsolescence	(542,195)	(542,195)
Total	$903,544	$919,158

Included in revenues on the condensed consolidated statement of operations for the six months ended December 31, 2010 is the recovery of out-of-pocket expenses paid on behalf of Zeroloft Corp. and Zeroloft sales of $870,598 (2009 - $0)  Cost of sales includes $223,532 of expenditures related to Zeroloft activities (2009 - $0) and general and administrative expenses includes $642,533 of expenditures related to Zeroloft activities (2009 - $0) and amortization of intangible asset of $392,086 (2009 - $0).

Included in revenues on the condensed consolidated statement of operations for the three months ended December 31, 2010 is the recovery of out-of-pocket expenses paid on behalf of Zeroloft Corp. and Zeroloft sales of $603,378 (2009 - $0).  Cost of sales includes $130,169 of expenditures related to Zeroloft activities (2009 - $0) and general and administrative expenses includes $468,651 of expenditures related to Zeroloft activities (2009 - $0) and amortization of intangible asset of $196,043 (2009 - $0).

Included in deferred revenue on the condensed consolidated balance sheets at December 31, 2010 are advances received from Zeroloft Corp. of $202,726 for reimbursement of out of pocket expenses (which was as of June 30, 2010, $0).

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

Key financial information follows:
	As at and for the six months ended December 31, 2010	As at and for the year ended June 30, 2010
Negative working capital	$(3,017,673)	$(124,889)
Net loss	$(1,859,014)	$(4,477,564)
Accumulated deficit	$(33,217,983)	$(31,238,969)

As shown in the accompanying condensed consolidated financial statements, during the six months ended December 31, 2010, the Company incurred a net loss of $1,859,014 and generated cash from operations during this period of $333,519.

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

Absent these continuing advances, services and financings, the Company could not continue with the development and marketing of its golf, fishing and Zeroloft products. Managements’ plans for the Company include more aggressive marketing, obtaining additional capital to fund operations and other strategies designed to optimize stockholder value. However, no assurance can be given that management will be successful in fulfilling all components of its plan. The failure to achieve these plans will have a material adverse effect on the Company’s consolidated financial position, results of operations and ability to continue as a going concern.

NOTE 4               RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or July 1, 2010, for AREM. The adoption of ASU 2009-17 did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 5               INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET

Intangible asset represents a Trademark License and Product Distribution Agreement (“License Agreement”) entered into with Zeroloft Corp. (“Zeroloft”) on January 14, 2010.  License Agreement acquisition costs were $3,888,888 at December 31, 2010 and at June 30, 2010. These costs are presented on the condensed consolidated balance sheet net of accumulated amortization of $747,945 and $355,859 at December 31, 2010 and June 30, 2010, respectively. The Company amortizes the License Agreement using the straight-line method over its estimated remaining useful life, which is estimated at 5 years. The Company recorded amortization expense of $392,086 and $0 related to intangible asset subject to amortization during the six month periods ended December 31, 2010 and 2009, respectively. In each of the next four years annualized amortization expense is projected to be $777,778 per year.

The Company evaluates its long-lived assets for indicators of possible impairment. The intangible asset subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. No impairment was recorded during the six month periods ended December 31, 2010 and 2009.

NOTE 6               RELATED PARTY ADVANCES AND LOANS PAYABLE

As of December 31, 2010 and June 30, 2010, $170,127 and $120,627, respectively, of trade payables and accrued liabilities were due to a Series A Convertible Preferred stockholder, ASA Commerce.

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt outstanding at November 23, 2009 of $1,436,415 due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share. At December 31, 2010, $1,852,806 (which was at June 30, 2010, $1,795,746) was owed by the Company to the President of which $400,814 (which was at June 30, 2010, $400,814) is included in long-term liabilities on the balance sheet and $1,451,992 is included in accrued expenses classified as current liabilities on the balance sheet (which was at June 30, 2010, $1,394,932 is included in accrued expenses classified as long-term liabilities on the balance sheet).  The President agreed not to demand, within 12 months of June 30, 2010, the repayment of $1,795,746 in accrued compensation owing. Amounts due to the President are payable on demand, non-interest bearing and unsecured. At December 31, 2010 this waiver ceased to cover a 12 month period. Accordingly, the amounts were reclassified to their current presentation.

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  This note went in default. On October 12, 2010, the Company repaid the entire outstanding principal balance of $150,000.  Subsequent to the period end on January 20, 2011, all outstanding interest payable totaling $141,953 related to the promissory note was fully paid.

NOTE 7               ROYALTY PAYABLE

During the six month period ended December 31, 2010, the Company incurred a royalty expense of $145,811 (which was at December 31, 2009, $227,173) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the six months ended December 31, 2010, the Company paid $0 (December 31, 2009 - $50,000) to Advanced.  Royalty payable at December 31, 2010 is $1,285,587 (which was at June 30, 2010, $1,139,776).

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

For the six months ended December 30, 2010 and 2009, the effect of stock options and other potentially dilutive shares was excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive.  Therefore, diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at December 30, 2010 and 2009 have been excluded from the three month diluted loss per share computations:

	December 31, 2010	December 31, 2009
Warrants	2,750,000	2,435,143
Convertible Preferred stock	2,380,326	2,380,326
Due to Related Party	3,747,590	3,747,590

NOTE 9               SHAREHOLDERS’ EQUITY

During the six months ended December 31, 2010, the Company issued 1,467,066 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $350,879 based on the quoted market price of the shares at time of issuance.

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

On October 1, 2010, the Company issued 75,000 warrants to the CFO with an exercise price of $0.30 and a life of three years which vest immediately. The warrants were measured at their fair value on October 1, 2010 using the following Black-Scholes Model Assumptions: risk free interest (0.63%); expected volatility (185%); expected life (36 months) and no dividends. These warrants were valued at $20,065 and expensed immediately.

On November 1, 2010, 110,000 warrants were exercised at $0.001 per share of common stock.

On November 10, 2010, 25,000 warrants with an exercise price of $3.40 expired.

NOTE 10             STOCK OPTION PLANS:

As of June 30, 2010, there are three stock option plans in effect; the 1992 Directors' Stock Option Plan (“Directors' Plan”), 1992 Stock Option Plan (“Option Plan”) and the 2006 Equity Incentive Plan (“Incentive Plan”).

Directors’ Plan
The Directors' Plan allows for the grant of options to purchase up to 12,500 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant.  Options granted under this plan vest immediately and expire 10 years from the date of grant. The Board sets vesting and expiration dates.  No stock options have been granted under this plan since 2002.  There were no stock options to purchase shares of common stock outstanding under the Directors’ Plan.

Option Plan
The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates.  There were no stock options outstanding under the Option Plan at December 31, 2010.  No stock options have been granted under this plan since 2002.

Incentive Plan
The Incentive Plan allows for the grant of options to employees, officers, directors, consultants, advisors of the Company and to any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company.  The number of common stock that may be issued under the Incentive Plan is 1,000,000 shares.  No participant of the Incentive Plan may be awarded more than 500,000 shares of common stock in any one fiscal year.  The exercise price cannot be less than 100% of the fair market value of the common stock on the date of the grant and may not have a life greater than ten years from the date of grant.  In the case of a shareholder representing more than 10% of the voting power of all classes of shares of the Company, the exercise price cannot be less than 110% of the fair market value of the common stock on the date of the grant and may not have a life greater than five years from the date of grant. At December 31, 2010, options to purchase 425,000 shares of common stock were outstanding under the Incentive Plan.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2009	160	$18.75
Granted	425,000	0.50
Forfeited or expired	(80)	12.50
Exercised	-	-
Outstanding - June 30, 2010	425,080	$0.50
Granted	-	-
Forfeited or expired	(80)	12.50
Exercised	-	-
Outstanding and exercisable – December 31, 2010	425,000	$0.50

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2010:

Exercise Price	Number Outstanding at December 31, 2010	Average Remaining Life (Years)	Aggregate Aggregate Intrinsic Value
$0.50	425,000	1.38	-

NOTE 11             RISK MANAGEMENT

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the six months ended December 31, 2010, four customers (which was as of 2009, four customers) represent approximately 76% of sales (which was as of 2009, 54%), and four customers represent approximately  77% (which was as of 2009, 60%) of the total outstanding accounts receivable as of December 31, 2010. Management continually monitors its credit terms with customers to reduce credit risk exposure.

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

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America.  As such, included in cash and cash equivalents is restricted cash of $80,172 and $79,842 at December 31, 2010 and June 30, 2010, respectively.

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

NOTE 14             SUBSEQUENT EVENTS

Subsequent to period end, the Company issued 463,851 shares of its common stock to consultants for an aggregate value of $134,517 based on the quoted market price of the shares at time of issuance.

On January 1, 2011, the Company issued 237,522 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through  December 31, 2010.

Such issuances of securities of the Company were made pursuant to the exemptions from registration contained in Rule 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On January 5, 2011, 400,000 warrants with an exercise price of $0.10 expired.

On January 20, 2011, all outstanding interest payable totaling $141,953 related to the promissory note reported as loan payable – shareholder on our balance sheet was fully paid.

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

Our business, financial condition, cash flows and results from operations are subject to seasonality resulting from factors such as weather and spending patterns.  Due to seasonality of our business, one quarter’s results are not indicative of the full fiscal year’s expected financial results.  A majority of our revenue is earned in the second and third quarters of the year and revenues generally decline in the first and fourth quarters. During the current fiscal year, a greater portion of our annual fishing sales is expected to take place in the third quarter when compared to the prior year because our production schedule was moved back and as a result shipments of fishing rods to our customers is taking place later this year.  This primarily due to the introduction of three new lines of fishing rods comprising of the (1) Professional Grade (2) MicroGuide (3) Wild and capacity constraints of our suppler. We believe that our current fiscal year production of fishing rods has been pre-sold to our customers.

Results of Operations

Six Months Ended December 31, 2010 and 2009

For the six months ended December 31, 2010, the Company reported revenues of $1,742,902 as compared to $1,660,453 for the comparable prior year period.  Included in revenue are fishing sales of $850,020, as compared to $1,466,060 for the comparable prior year period. The decrease in fishing sales has been offset by the recovery of out of pocket expenses paid on behalf of Zeroloft Corp.  and Zeroloft sales of $870,598, as compared to $0 for the comparable prior year period.

We incurred costs of sales of $897,853 for the six months ended December 31, 2010, as compared to $867,380 for the comparable prior year period, and incurred general and administrative expenses of $2,703,045, as compared to $2,048,045 for the comparable prior year period.  Cost of sales includes $223,532 of expenditures related to Zeroloft activities, as compared to $0 for the comparable prior year period and general and administrative expenses include includes $642,533 of expenditures related to Zeroloft activities, as compared to $0 for the comparable prior year period. Included in general and administrative expense for the six months ended December 31, 2010 is a non-cash charge of $387,165, as compared to a non-cash charge of $1,077,313 for the comparable prior year period, representing the value of compensatory common stock and warrants for services provided by consultants and a non-cash charge for amortization of intangible asset of $392,086, as compared to $0 for the comparable prior period.

For the six months ended December 31, 2010, we recognized interest income of $296, and interest expense of $4,329, as compared to interest income of $775 and interest expense of $106,804, respectively, for the comparable prior year period. Interest expense primarily relates to paid, accrued and accreted interest on the Convertible Note and Loan Payable to shareholder.

For the six months ended December 31, 2010, the Company had a net loss of $1,859,014, as compared to a net loss of $1,361,001 for the six months ended December 31, 2009.

Our net accounts receivable balances were $433,984 , $789,920 and $630,798 at December 31, 2010, June 30, 2010 and December 31, 2009, respectively.  The decrease in accounts receivable compared to December 31, 2009 is primarily due to the decrease in fishing sales in the second quarter of the current fiscal year.  The Company is subject to risk of non-payment of its trade accounts receivable. For the six months ended December 31, 2010, four customers (which was as of 2009, four customers) represent approximately 76% of sales (which was as of 2009, 54%), and four customers represent approximately 77% (which was as of 2009, 60%) of the total outstanding accounts receivable as of December 31, 2010. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our net inventory balances were 903,544, $919,158 and $1,515,105 at December 31, 2010, June 30, 2010 and December 31, 2009, respectively.  The decrease in our inventory balance compared to December 31, 2009 is due to an increase in our provision for inventory obsolescence which was $542,196 and $178,000 at December 31, 2010 and December 31, 2009, respectively.  The provision only relates to golf equipment and components other than golf shafts. Our inventory comprises golf and fishing products and components.  We concentrate our new purchases of inventory on where we anticipate our future sales; golf shafts and our best selling SKUs.

Our royalty payable was $1,285,587 and $817,737 at December 31, 2010 and 2009, respectively.  The increase in the balance is due to royalties on sales in the current period which are unpaid to Advanced.  The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Three Months Ended December 31, 2010 and 2009

For the three months ended December 31, 2010, the Company reported revenues of $1,091,999, as compared to $901,635 for the comparable prior year period.  Included in revenue are fishing sales of $475,553, as compared to $823,507 for the comparable prior year period. The decrease in fishing sales has been offset by the recovery of out of pocket expenses paid on behalf of Zeroloft Corp.  and Zeroloft sales of $603,378, as compared to $0 for the comparable prior year period.

We incurred costs of sales of $471,874 for the three months ended December 31, 2010, as compared to $442,915 for the comparable prior year period, and incurred general and administrative expenses of $1,528,847, as compared to $1,212,804 for the comparable prior year period.  Cost of sales includes $130,169 of expenditures related to Zeroloft activities, as compared to $0 for the comparable prior year period and general and administrative expenses include includes $468,651 of expenditures related to Zeroloft activities, as compared to $0 for the comparable prior year period. Included in general and administrative expense for the three months ended December 31, 2010 is a non-cash charge of $223,986 as compared to a non-cash charge of $715,616 for the comparable prior year period, representing the value of compensatory common stock and warrants for services provided by consultants and a non-cash charge for amortization of intangible asset of $196,043, as compared to $0 for the comparable prior period.

For the three months ended December 31, 2010, we recognized interest income of $72, and interest expense of $493, as compared to interest income of $473 and interest expense of $15,975, respectively, for the comparable prior year period. Interest expense primarily relates to paid, accrued and accreted interest on the Convertible Note and Loan Payable to shareholder.

For the three months ended December 31, 2010, the Company had a net loss of $909,143, as compared to a net loss of $769,586 for the three months ended December 31, 2009.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of December 31, 2010 of $3,017,673.  The Company retains consultants to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2010, we had a working capital deficiency of $124,889. Our working capital deficiency is due to unpaid management compensation and royalties. Our continuation as a going concern will require that we raise significant additional capital. At December 31, 2010, $1,852,806 (which was at June 30, 2010, $1,795,746) was owed by the Company to the President of which $400,814 (which was at June 30, 2010, $400,814) is included in long-term liabilities on the balance sheet and $1,451,992 is included in accrued expenses classified as current liabilities on the balance sheet (which was at June 30, 2010, $1,394,932 is included in accrued expenses classified as long-term liabilities on the balance sheet).  The President agreed not to demand, within 12 months of June 30, 2010, the repayment of $1,795,746 in accrued compensation owing. Amounts due to the President are payable on demand, non-interest bearing and unsecured. At December 31, 2010, this waiver ceased to cover a 12 month period. Accordinly, the amounts were reclassified to their current presentation.

There is no assurance that consultants will continue to accept stock compensation for services.  If consultants discontinue to accept stock compensation we may not be able to continue to retain the services of such consultants.

Absent continued stock payment for services to our consultants and continued advances by stockholders of the Company, the Company cannot manufacture its golf shafts, fishing product lines, Zeroloft or market its products based on its technologies.

For the six month period ended December 31, 2010, the Company has generated gross revenue of $815,250, related to the recovery of out-of-pocket expenses paid on behalf of Zeroloft Corp. (December 31, 2009 - $0) from Zeroloft. The terms of our contract with our Zeroloft customers will require a prepayment which will cover our expected upfront costs.

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

If adequate funds are not available or not available on acceptable terms, we may be unable to continue operations; develop, enhance and market products; retain qualified personnel; take advantage of future operations; or respond to competitive pressures, any of which could have a material adverse effect on our business, liquidity, operating results and/or financial condition.

Recent Accounting Pronouncements

See Note 4 “Recent Accounting Pronouncements Affecting the Company” to the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future.  The Company intends to retain earnings, if any, to finance the development and expansion of its business.  The Company is prohibited from paying dividends on common stock as long as there are any unpaid accrued dividends due to the Series B Convertible Preferred stock stockholders. Therefore, there can be no assurance that dividends of any kind will ever be paid. Pursuant to the Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred stock of the Company, we are required to pay dividends on our Series B Stock.  We paid dividends on our Series B Stock this quarter and we expect to continue to pay such dividends in the form of the Company’s common stock.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended June 30, 2010. Our critical accounting policies and estimates have not changed materially during the six months ended December 31, 2010.

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

ITEM 2                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2010, the Company issued 416,667 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $92,525 and 110,00 warrants were exercised for shares of its common stock resulting in the Company receiving $110.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

 At October 1, 2010, the Company issued 249,742 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred stock for accrued dividends through September 30, 2010. The shares were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Act.

ITEM 3                 DEFAULT UPON SENIOR SECURITIES

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  The loan agreement contains default provisions and the Company went into default.  On October 12, 2010, the Company repaid the entire outstanding principal balance of $150,000. On January 20, 2011, all outstanding interest payable totaling $141,953 related to the promissory note was fully paid.

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.

10.10	Extension and Modification of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 22, 2009.

10.11	Investment Banking Agreement with Legend Securities, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 15, 2009.

10.12	Trademark License and Product Distribution Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2010.

10.13	Management Agreement with Zeroloft Corp., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2009

10.14	Consulting Agreement with Gaynell Douglas dated May 1, 2010, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.15	Consulting Agreement with Yell Services, dated October 1, 2009, incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.16	Consulting Agreement with Altaf Kassam, dated October 1, 2009, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.17	Consulting Agreement with Tolkun Salieva, dated October 1, 2009, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.18	Consulting Agreement with Charles E. Fitzgerald, dated May 1, 2010, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.19	Employment Agreement with Nataliya Hearn, Ph.D., dated January 1, 2009, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.20	Consulting Agreement with Dorset Solutions, Inc, dated November 19, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.21	Consulting Agreement with Dorset Solutions, Inc, dated January 1, 2010, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.22	Consulting Agreement with Yell Services, dated October 1, 2010.++

10.23	Consulting Agreement with Altaf Kassam, dated October 1, 2010.++

10.24	Consulting Agreement with Tolkun Salieva, dated October 1, 2010.++

10.25	Consulting Agreement with Jeff Manore, dated October 20, 2010.++

10.26	Constulting Agreement with Henry Waszczuk, dated October 21, 2010.++

14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed on September 24, 2010.

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.++

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.++

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

++filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Rare Earths and Materials, Corp.

February 11, 2011	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
Chairman, Chief Executive Officer and President

February 11, 2011	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA Chief Financial Officer