Form 10-Q
period 2011-03-31
American Rare Earths & Materials, Corp.
filed 2011-05-13
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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
Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date,  25,709,829 shares of common stock, par value $0.001 per share as of May 13, 2011.

American Rare Earths and Materials, Corp. and Subsidiaries
(Formerly known as Element 21 Golf Company)

PART 1 - FINANCIAL INFORMATION
 Item 1 – Condensed Consolidated Financial Statements
AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
	March 31, 2011	June 30, 2010
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents (includes restricted cash of $83,674, Note 13)	$308,387	$513,035
Short-term investments	-	251,659
Accounts receivable - net of allowance for doubtful accounts of $28,663	764,301	789,920
Accrued receivable	-	554,143
Inventories, net	522,515	919,158
Prepaid expenses and other current assets	50,470	625,143
TOTAL CURRENT ASSETS	1,645,673	3,653,058
INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET	-	3,533,029
FIXED ASSETS, NET	46,258	60,900
TOTAL ASSETS	$1,691,931	$7,246,987

- LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT) -

CURRENT LIABILITIES:
Accounts payable	$835,237	$681,394
Royalty payable	1,444,790	1,139,776
Accrued expenses	1,128,715	688,996
Accrued expenses – related parties	1,516,492	-
Deferred revenue	125	7,781
Dividends payable	60,000	60,000
Loan payable – shareholder	-	350,000
Due to Zeroloft Corp.	277,880	850,000
TOTAL CURRENT LIABILITIES	5,263,239	3,777,947

LONG-TERM LIABILITIES:
Accrued expenses	-	428,505
Accrued expenses – related parties	-	1,394,932
Accounts payable – related parties	242,076	242,076
Loans and advances – officer/shareholder	158,738	158,738
TOTAL LONG-TERM LIABILITIES	400,814	2,224,251

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.10 par value, authorized undesignated 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding as of March 31, 2011 and June 30, 2010	2,114	2,114
Series B Convertible Preferred stock, $0.10 par value, authorized 353,000 shares, 352,945 shares issued and outstanding as of March 31, 2011 and June 30, 2010	35,295	35,295
Common stock, $0.001 par value; 300,000,000 shares authorized, 24,913,904 and 21,877,608 issued and outstanding at March 31, 2011 and June 30, 2010, respectively	24,914	21,878
Additional paid-in capital	33,323,049	32,424,471
Accumulated deficit	(37,357,494)	(31,238,969)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,972,122)	1,244,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,691,931	$7,246,987

See notes to condensed consolidated financial statements

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Nine months Ended March 31,		Three months Ended March 31,
	2011	2010	2011	2010

REVENUES	$3,428,047	$2,661,631	$1,685,146	$1,001,178

COSTS OF SALES	2,211,880	1,822,254	1,314,027	954,874

GROSS PROFIT	1,216,167	839,377	371,119	46,304

GENERAL AND ADMINISTRATIVE EXPENSES (Note 5)	7,150,660	4,085,855	4,450,630	2,037,810
LOSS FROM OPERATIONS	(5,934,493)	(3,246,478)	(4,079,511)	(1,991,506)

OTHER INCOME (EXPENSE)
Interest income	297	1,257	1	482
Interest expense	(4,329)	(118,845)	-	(12,041)
	(4,032)	(117,588)	1	(11,559)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,938,525)	(3,364,066)	(4,079,510)	(2,003,065)

Provision for income taxes	-	-	-	-
NET LOSS	(5,938,525)	(3,364,066)	(4,079,510)	(2,003,065)

Dividends on Series B Preferred Convertible stock	(180,000)	(1,037,678)	(60,000)	(60,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,118,525)	$(4,401,744)	$(4,139,510)	$(2,063,065)

Basic and diluted net loss per share available to common stockholders	$(0.26)	$(0.33)	$(0.17)	$(0.13)

Basic and diluted weighted average shares outstanding	23,426,346	13,411,080	24,728,085	16,409,458

See notes to condensed consolidated financial statements

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Number of Issued and Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance June 30, 2010	$2,114	$35,295	21,877,608	$21,878	$32,424,471	$(31,238,969)	$1,244,789
Issuance of common stock for services	-	-	2,247,948	2,248	564,646	-	566,894
Issuance of stock warrants for services	-	-	-	-	154,610	-	154,610
Exercise of warrants	-	-	110,000	110	-	-	110
Dividends on Series B Convertible Preferred Stock, paid in common stock	-	-	678,348	678	179,322	(180,000)	-
Net loss	-	-	-	-	-	(5,938,525)	(5,938,525)
Balance March 31, 2011	$2,114	$35,295	24,913,904	$24,914	$33,323,049	$(37,357,494)	$(3,972,122)

See notes to condensed consolidated financial statements

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS ELEMENT 21 GOLF COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,938,525)	$(3,364,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensatory common stock and warrants	721,504	2,901,334
Depreciation	14,642	24,086
Amortization of intangible asset	392,086	161,948
Impairment of intangible asset	3,140,943	-
Amortization of debt discount	-	70,454
Non-cash foreign exchange	-	2,743
Accrued interest	(216)	(1,192)
Changes in:
Accounts receivable	25,619	(191,179)
Inventories	396,643	162,161
Prepaid expenses and other current assets	574,673	(713,467)
Accounts payable, accrued expenses and royalty payable	591,631	536,957
Deferred revenue	103,575	(24,000)
Due to Zeroloft Corp.	(129,208)	-
Net cash provided by (used in) operating activities	(106,633)	(434,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchase of) short-term investments	251,875	(250,000)
Purchase of fixed assets	-	(35,544)
Net cash provided by (used in) investing activities	251,875	(285,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable - shareholder	(350,000)	(325,000)
Exercise of warrants	110	327,550
Net cash provided by (used in) financing activities	(349,890)	2,550

DECREASE IN CASH AND CASH EQUIVALENTS	(204,648)	(717,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	513,035	1,048,402

CASH AND CASH EQUIVALENTS, END OF PERIOD	$308,387	$331,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Due to Zeroloft Corp. issue for intangible asset	$-	$1,000,000
Issue of shares of common stock for intangible asset	$-	$2,888,888
Issue of shares of common stock for payment of amount due to Zeroloft Corp.	$-	$150,000
Repayment of amount due to Zeroloft Corp. through application of receivable from Zeroloft Corp. for certain reimbursable costs	$442,912	$-
Issue of shares of common stock on conversion of convertible note	$-	$300,000
Reclassification of warrants to equity	$-	$55,254
Issuance of shares of common stock for dividends	$180,000	$977,678
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

NOTE 2                      BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (weighted-average method) or market and are comprised as follows:

	March 31, 2011	June 30, 2010
Finished goods	$1,192,924	$1,238,370
Components	221,321	222,983
Less: Provision for obsolescence	(891,730)	(542,195)
Total	$522,515	$919,158

Included in revenues on the condensed consolidated statement of operations for the nine months ended March 31, 2011 is the recovery of out of pocket expenses paid on behalf of Zeroloft Corp. and Zeroloft sales of $1,589,676 (2010 - $18,066)  Cost of sales includes $508,967 of expenditures related to Zeroloft activities (2010 - $4,005) and general and administrative expenses includes $1,056,028 of expenditures related to Zeroloft activities (2010 - $358,990) and amortization of intangible asset of $392,085 (2010 - $161,948) and impairment of intangible asset of $3,140,943 (2010 - $0).

Included in revenues on the condensed consolidated statement of operations for the three months ended March 31, 2011 is the recovery of out of pocket expenses paid on behalf of Zeroloft Corp. and Zeroloft sales of $719,078 (2010 - $0).  Cost of sales includes $285,435 of expenditures related to Zeroloft activities (2010 - $4,005) and general and administrative expenses includes $413,496 of expenditures related to Zeroloft activities (2010 - $298,894) and amortization of intangible asset of $0 (2010 - $161,948) and impairment of intangible asset of $3,140,943 (2010 - $0).

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

Key financial information follows:
	As at and for the nine months ended March 31, 2010	As at and for the year ended June 30, 2010
Negative working capital	$(3,617,566)	$(124,889)
Net loss	$(5,938,525)	$(4,477,564)
Accumulated deficit	$(37,357,494)	$(31,238,969)

As shown in the accompanying condensed consolidated financial statements, during the nine months ended March 31, 2011, the Company incurred a net loss of $5,938,525 and used cash in operations during this period of $106,633.

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

NOTE 4                      RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, July 1, 2011 for AREM. The adoption of ASU 2010-13 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 5                       INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET

Intangible asset represents a Trademark License and Product Distribution Agreement (“License Agreement”) entered into with Zeroloft Corp. (“Zeroloft”) on January 14, 2010.  License Agreement acquisition costs were $3,888,888 at March 31, 2011 and at June 30, 2010. These costs are presented on the condensed consolidated balance sheet net of impairment charge and accumulated amortization of $3,888,888 and $355,859 at March 31, 2011 and June 30, 2010, respectively. The Company amortized the License Agreement using the straight-line method over its estimated remaining useful life, which was estimated at 5 years. The Company recorded amortization expense of $392,085 and $161,948 related to intangible asset subject to amortization during the nine month periods ended March 31, 2011 and 2010, respectively.

The Company evaluates its long-lived assets for indicators of possible impairment. The intangible asset subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The most important factor in the calculation of the fair value of the intangible asset is the projected sales of Zeroloft products which are estimated by extrapolating the current growth trends of the product and applying judgment as to the appropriate future growth rate among other factors.  We conducted an interim test for impairment which was triggered because the Company did not reach its sales forecasts for Zeroloft products during the second and third quarter of the fiscal year ended June 30, 2011 due to delays in production of Zeroloft products.  An impairment charge of $3,140,943 and $0 was recorded and included in general and administrative expense in the statement of operations during the three and nine month periods ended March 31, 2011 and 2010, respectively.

NOTE 6                       RELATED PARTY ADVANCES AND LOANS PAYABLE

As of March 31, 2011 and June 30, 2010, $219,627 and $120,627, respectively, of trade payables and accrued liabilities were due to a Series A Convertible Preferred stockholder, ASA Commerce.

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt outstanding at November 23, 2009 of $1,436,415 due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share. At March 31, 2011, $1,897,806 (which was at June 30, 2010, $1,795,746) was owed by the Company to the President of which $400,814 (which was at June 30, 2010, $400,814) is included in long-term liabilities on the balance sheet and $1,496,992 is included in accrued expenses classified as current liabilities on the balance sheet (which was at June 30, 2010, $1,394,932 is included in accrued expenses classified as long-term liabilities on the balance sheet).  The President agreed not to demand, within 12 months of June 30, 2010, the repayment of $1,795,746 in accrued compensation owing. Amounts due to the President are payable on demand, non-interest bearing and unsecured. At March 31, 2011 this waiver ceased to cover a 12 month period. Accordingly, the amounts were reclassified to their current presentation.

At March 31, 2011, $19,500 (which was at June 30, 2010, $0) was due to the Chief Financial Officer in accrued compensation owing.

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008. On October 12, 2010, the Company repaid the remaining outstanding principal balance of $150,000.  On January 20, 2011, all outstanding interest payable totaling $141,953 related to the promissory note was fully paid.

NOTE 7                       ROYALTY PAYABLE

During the nine month period ended March 31, 2011, the Company incurred a royalty expense of $305,014 (which was at March 31, 2010, $389,997) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the nine months ended March 31, 2011, the Company paid $0 (March 31, 2010 - $50,000) to Advanced.  Royalty payable at March 31, 2011 is $1,444,790 (which was at June 30, 2010, $1,139,776).

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

For the nine months ended March 31, 2011 and 2010, the effect of stock options and other potentially dilutive shares was excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive.  Therefore, diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at March 31, 2011 and 2010 have been excluded from the three month diluted loss per share computations:

	March 31, 2011	March 31, 2010
Warrants	2,690,985	2,653,000
Convertible Preferred stock	2,380,326	2,380,326
Due to Related Party	3,747,590	3,747,590
Stock Options	425,000	80

NOTE 9                      SHAREHOLDERS’ EQUITY

During the nine months ended March 31, 2011, the Company issued 2,247,948 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $566,894 based on the quoted market price of the shares at time of issuance.

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

On January 1, 2011, the Company issued 200,000 warrants to the CEO with an exercise price of $0.12 and a life of one year which vest immediately. The warrants were measured at their fair value on January 1, 2011 using the following Black-Scholes Model Assumptions: risk free interest (0.29%); expected volatility (193%); expected life (12 months) and no dividends. These warrants were valued at $50,824 and expensed immediately.

On January 3, 2011, the Company repriced warrants to purchase 225,000 shares of common stock, previously issued to the Chief Financial Officer.  The exercise price of 75,000 warrants originally issued on February 17, 2010 was reduced from $0.60 per share to $0.29 per share.  The exercise price of 75,000 warrants originally issued on April 1, 2010 was reduced from $0.62 per share to $0.29 per

NOTE 9                       SHAREHOLDERS’ EQUITY (continued)

share.  The exercise price of 75,000 warrants originally issued on October 1, 2010 was reduced from $0.30 per share to $0.29 per share.  All other terms for these warrants remained unchanged.  The original term of these warrants were 3 years.  As a result of this repricing, the original warrants were deemed cancelled at their fair value and the repriced warrants were deemed issued at their fair value. The warrants were measured at their fair value on January 3, 2011 using the following Black-Scholes Model Assumptions: risk free interest (0.65% to 0.93%); expected volatility (195% to 203%); expected life equal to remaining legal life of the respective warrants and no dividends. The incremental fair value of these repriced warrants was valued at $2,500 and expensed immediately.

On January 5, 2011, 400,000 warrants with an exercise price of $0.10 expired.

On February 17, 2011, 100,000 and 100,000 warrants with an exercise price of $1.25 and $1.50 expired.

On February 23, 2011, the Company issued 340,985 warrants to a consultant with an exercise price of $0.10 and a life of two years which vest immediately. The warrants were measured at their fair value on February 23, 2011 using the following Black-Scholes Model Assumptions: risk free interest (0.74%); expected volatility (179%); expected life (24 months) and no dividends. These warrants were valued at $65,000 and expensed immediately.

NOTE 10                     STOCK OPTION PLANS

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

Option Plan
The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates.  There were no stock options outstanding under the Option Plan at March 31, 2011.  No stock options have been granted under this plan since 2002.

Incentive Plan
The Incentive Plan allows for the grant of options to employees, officers, directors, consultants, advisors of the Company and to any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company.  The number of common stock that may be issued under the Incentive Plan is 1,000,000 shares.  No participant of the Incentive Plan may be awarded more than 500,000 shares of common stock in any one fiscal year.  The exercise price cannot be less than 100% of the fair market value of the common stock on the date of the grant and may not have a life greater than ten years from the date of grant.  In the case of a shareholder representing more than 10% of the voting power of all classes of shares of the Company, the exercise price cannot be less than 110% of the fair market value of the common stock on the date of the grant and may not have a life greater than five years from the date of grant. At March 31, 2011, options to purchase 425,000 shares of common stock were outstanding under the Incentive Plan.

NOTE 10                     STOCK OPTION PLANS (continued)

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2009	160	$18.75
Granted	425,000	0.50
Forfeited or expired	(80)	12.50
Exercised	-	-
Outstanding - June 30, 2010	425,080	$0.50
Granted	-	-
Forfeited or expired	(80)	25.00
Exercised	-	-
Outstanding and exercisable – March 31, 2011	425,000	$0.50

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2011:

Exercise Price	Number Outstanding at March 31, 2011	Average Remaining Life (Years)	Aggregate Aggregate Intrinsic Value
$0.50	425,000	1.13	-

NOTE 11                     RISK MANAGEMENT

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the nine months ended March 31, 2011, four customers (which was as of 2010, four customers) represent approximately 73% of sales (which was as of 2010, 52%), and four customers represent approximately  78% (which was as of 2010, 52%) of the total outstanding accounts receivable as of March 31, 2011. Management continually monitors its credit terms with customers to reduce credit risk exposure.

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

The carrying amounts on the accompanying condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accounts payable – related parties, royalty payable, accrued expenses, accrued expenses – related parties and current and long-term debt are carried at cost, which approximates market value. Short-term investments comprised a redeemable guaranteed investment certificate earning interest at 0.75% per annum and matured on August 12, 2010. The proceeds upon maturity from the redeemable guaranteed investment certificate were transferred to cash and cash equivalents.

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

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America.  As such, included in cash and cash equivalents is restricted cash of $83,674 and $79,842 at March 31, 2011 and June 30, 2010, respectively.

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

NOTE 14                     SUBSEQUENT EVENTS

From April 1, 2011 to May 13, 2011,  the Company issued 542,009 shares of its common stock to consultants for an aggregate value of $130,150 based on the quoted market price of the shares at time of issuance.

On April 1, 2011, the Company issued 253,916 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through  March 31, 2011.

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

Overview

Since 2002, our Company has been commercializing Rare Earth metals and advanced materials. This led to a vertical integration that began with the extraction of pure Scandium and other Rare Earths applications in the form of extruded, rolled or forged products and components. Today, that expertise has positioned us to become a leader in commercializing Rare Earth metals and advanced materials and quickly delivering revolutionary new products to consumer and industrial markets. Our objective is to become North America’s best and most reliable source for Rare Earth metals and to provide solutions to their applications. We are developing opportunities to distribute Rare Earths like Scandium, Neodymium, Europium and Lithium that will help major industries launch major industrial brands such as hybrid cars, flat screen televisions, LED light bulbs and wind turbines. We will also have significant exposure to large market categories such as transportation, shipbuilding, power transmission, automotive and aerospace.

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

Our business, financial condition, cash flows and results from operations are subject to seasonality resulting from factors such as weather and spending patterns.  Due to seasonality of our business, one quarter’s results are not indicative of the full fiscal year’s expected financial results.  A majority of our revenue is earned in the second and third quarters of the year and revenues generally decline in the first and fourth quarters. During the current fiscal year, a greater portion of our annual fishing sales has taken place in the third quarter when compared to the prior year because our production schedule was moved back and as a result shipments of fishing rods to our customers is taking place later this year.  This primarily due to the introduction of three new lines of fishing rods comprising of the (1) Professional Grade (2) MicroGuide (3) Wild and capacity constraints of our suppler. We believe that our current fiscal year production of fishing rods has been pre-sold to our customers.

Results of Operations

Nine months Ended March 31, 2011 and 2010

For the nine months ended March 31, 2011, the Company reported revenues of $3,428,047 as compared to $2,661,631 for the comparable prior year period.  Included in revenue are fishing sales of $1,814,390, as compared to $2,467,465 for the comparable prior year period. The decrease in fishing sales has been offset by the recovery of out of pocket expenses paid on behalf of Zeroloft Corp.  and Zeroloft sales of $1,589,676, as compared to $18,066 for the comparable prior year period.

We incurred costs of sales of $2,211,880 for the nine months ended March 31, 2011, as compared to $1,822,254 for the comparable prior year period, and incurred general and administrative expenses of $7,150,660, as compared to $4,085,855 for the comparable prior year period.  Cost of sales includes $508,967 of expenditures related to Zeroloft activities, as compared to $4,005 for the comparable prior year period and general and administrative expenses include includes $1,056,028 of expenditures related to Zeroloft activities, as compared to $358,990 for the comparable prior year period. Included in general and administrative expense for the nine months ended March 31, 2011 is a non-cash charge of $721,504, as compared to a non-cash charge of $2,901,334 for the comparable prior year period, representing the value of compensatory common stock and warrants for services provided by consultants and a non-cash charge for amortization of intangible asset of $392,086, as compared to $161,948 for the comparable prior period and impairment of intangible asset of $3,140,943 for the nine month ended March 31, 2011, which was $0 for the nine month ended March 31, 2010.

For the nine months ended March 31, 2011, we recognized interest income of $297, and interest expense of $4,329, as compared to interest income of $1,257 and interest expense of $118,845, respectively, for the comparable prior year period. Interest expense primarily relates to paid, accrued and accreted interest on the Loan Payable to shareholder.

For the nine months ended March 31, 2011, the Company had a net loss of $5,938,525, as compared to a net loss of $3,364,066 for the nine months ended March 31, 2010.  The increase in net loss is primarily the result of impairment loss recognized on intangible asset related to our Licence Agreement with Zeroloft Corp. We conducted an interim test for impairment which was triggered because the Company did not reach its sales forecasts for Zeroloft products during the second and third quarter of the fiscal year ended June 30, 2011 due to delays in production of Zeroloft products.  An impairment charge of $3,140,943 and $0 was recorded during the nine month periods ended March 31, 2011 and 2010, respectively.

Our net accounts receivable balances were $764,301, $789,920 and $706,756 at March 31, 2011, June 30, 2010 and March 31, 2010, respectively.  Our accounts receivable balances are comparable to previous periods because fishing sales for three month periods ended March 31, 2011 and 2010 were also comparable. As noted below, included in revenue are fishing sales of $964,371 for the three months ended March 31, 2011, as compared to $1,001,405 for the comparable prior year period. The Company is subject to risk of non-payment of its trade accounts receivable. For the nine months ended March 31, 2011, four customers (which was as of 2010, four customers) represent approximately 73% of sales (which was as of 2010, 52%), and four customers represent approximately 78% (which was as of 2010, 52%) of the total outstanding accounts receivable as of March 31, 2011. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our net inventory balances were $522,515, $919,158 and $1,114,730 at March 31, 2011, June 30, 2010 and March 31, 2010, respectively.  The decrease in our inventory balance compared to March 31, 2010 is due to an increase in our provision for inventory obsolescence which was $891,730 and $458,666 at March 31, 2011 and March 31, 2010, respectively. At March 31, 2011, an additional provision for inventory obsolescence of  $349,535 for our golf shaft inventory was recorded. The provision at March 31, 2011 relates to golf equipment and components only. Our inventory comprises golf and fishing products and components.  We concentrate our new purchases of inventory on where we anticipate our future sales; our best selling SKUs.

Our royalty payable was $1,444,790 and $1,139,776 at March 31, 2011 and June 30, 2010, respectively.  The increase in the balance is due to royalties on sales in the current period which are unpaid to Advanced.  The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Three Months Ended March 31, 2011 and 2010

For the three months ended March 31, 2011, the Company reported revenues of $1,685,146, as compared to $1,001,178 for the comparable prior year period.  Included in revenue are fishing sales of $964,371, as compared to $1,001,405 for the comparable prior year period. The decrease in fishing sales has been offset by the recovery of out of pocket expenses paid on behalf of Zeroloft Corp.  and Zeroloft sales of $719,078, as compared to $0 for the comparable prior year period.

We incurred costs of sales of $1,314,027 for the three months ended March 31, 2011, as compared to $954,874 for the comparable prior year period, and incurred general and administrative expenses of $4,450,630, as compared to $2,037,810 for the comparable prior year period.  Cost of sales includes $285,435 of expenditures related to Zeroloft activities, as compared to $4,005 for the comparable prior year period and general and administrative expenses include includes $413,496 of expenditures related to Zeroloft activities, as compared to $298,894 for the comparable prior year period. Included in general and administrative expense for the three months ended March 31, 2011 is a non-cash charge of $334,339 as compared to a non-cash charge of $1,824,021 for the comparable prior year period, representing the value of compensatory common stock and warrants for services provided by consultants and a non-cash charge for amortization of intangible asset of $0, as compared to $161,948 for the comparable prior period and  impairment of intangible asset of $3,140,943 for the three month ended March 31, 2011, which was $0 for the three month ended March 31, 2010.

For the three months ended March 31, 2011, we recognized interest income of $1, and interest expense of $0, as compared to interest income of $482 and interest expense of $12,041, respectively, for the comparable prior year period.

For the three months ended March 31, 2011, the Company had a net loss of $4,079,510, as compared to a net loss of $2,003,065 for the three months ended March 31, 2010.  The increase in net loss is primarily the result of impairment loss recognized on intangible asset related to our Licence Agreement with Zeroloft Corp. We conducted an interim test for impairment which was triggered because the Company did not reach its sales forecasts for Zeroloft products during the second and third quarter of the fiscal year ended June 30, 2011 due to delays in production of Zeroloft products.  An impairment charge of $3,140,943 and $0 was recorded during the three month periods ended March 31, 2011 and 2010, respectively.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of March 31, 2011 of $3,617,566. The Company retains consultants to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2010, we had a working capital deficiency of $124,889. Our working capital deficiency is due to unpaid management compensation and royalties. Our continuation as a going concern will require that we raise significant additional capital. At March 31, 2011, $1,897,806 (which was at June 30, 2010, $1,795,746) was owed by the Company to the President of which $400,814 (which was at June 30, 2010, $400,814) is included in long-term liabilities on the balance sheet and $1,496,992 is included in accrued expenses classified as current liabilities on the balance sheet (which was at June 30, 2010, $1,394,932 is included in accrued expenses classified as long-term liabilities on the balance sheet).  The President agreed not to demand, within 12 months of June 30, 2010, the repayment of $1,795,746 in accrued compensation owing. Amounts due to the President are payable on demand, non-interest bearing and unsecured. At March 31, 2011, this waiver ceased to cover a 12 month period. Accordingly, the amounts were reclassified to their current presentation.

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

For the nine month period ended March 31, 2011, the Company has generated gross revenue of $1,343,543, related to the recovery of out-of-pocket expenses paid on behalf of Zeroloft Corp. (March 31, 2010 - $0) from Zeroloft. The terms of our contract with our Zeroloft customers will require a prepayment which will cover our expected upfront costs.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended June 30, 2010. Our critical accounting policies and estimates have not changed materially during the nine months ended March 31, 2011.

Off Balance Sheet Arrangements

None

ITEM 3                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 2                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company issued 250,000 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $72,500.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

 At January 3, 2011, the Company issued 237,522 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred stock for accrued dividends through December 31, 2010. The shares were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Act.

ITEM 3                         DEFAULT UPON SENIOR SECURITIES

None

ITEM 4                        REMOVED AND RESERVED

ITEM 5                        OTHER INFORMATION

From April 1, 2011 to May 13, 2011,  the Company issued 542,009 shares of its common stock to consultants for an aggregate value of $130,150 based on the quoted market price of the shares at time of issuance.

On April 1, 2011, the Company issued 253,916 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through  March 31, 2011.

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.

10.10	Extension and Modification of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 22, 2009.

10.11	Investment Banking Agreement with Legend Securities, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 15, 2009.

10.12	Trademark License and Product Distribution Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2010.

10.13	Management Agreement with Zeroloft Corp., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2009

10.14	Consulting Agreement with Gaynell Douglas dated May 1, 2010, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.15	Consulting Agreement with Yell Services, dated October 1, 2009, incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.16	Consulting Agreement with Altaf Kassam, dated October 1, 2009, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.17	Consulting Agreement with Tolkun Salieva, dated October 1, 2009, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.18	Consulting Agreement with Charles E. Fitzgerald, dated May 1, 2010, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.19	Employment Agreement with Nataliya Hearn, Ph.D., dated January 1, 2009, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.20	Consulting Agreement with Dorset Solutions, Inc, dated November 19, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.21	Consulting Agreement with Dorset Solutions, Inc, dated January 1, 2010, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.22	Consulting Agreement with Yell Services, dated October 1, 2010, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q, filed on February 11, 2011.

10.23	Consulting Agreement with Altaf Kassam, dated October 1, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q, filed on February 11, 2011.

10.24	Consulting Agreement with Tolkun Salieva, dated October 1, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q, filed on February 11, 2011.

10.25	Consulting Agreement with Jeff Manore, dated October 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q, filed on February 11, 2011.

10.26	Consulting Agreement with Henry Waszczuk, dated October 21, 2010, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q, filed on February 11, 2011.

10.27	Consulting Services Agreement with Philip Clark, dated January 1, 2011.++

14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed on September 24, 2010.

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.++

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.++

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

++filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Rare Earths and Materials, Corp.

May 13, 2011	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
Chairman, Chief Executive Officer and President

May 13, 2011	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA
Chief Financial Officer