Form 10-K
period 2011-06-30
American Rare Earths & Materials, Corp.
filed 2011-09-26
CIK 797662

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

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

Issuer’s revenues for its most recent fiscal year: June 30, 2011 = $4,426,436

As of December 31, 2010 there were approximately 20,465,426 shares of our common voting stock held by non-affiliates having a market value of approximately $6,446,609 on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of September 23, 2011, there were 29,345,571 shares of common stock of the Issuer outstanding.

American Rare Earths and Materials, Corp.

10-K for the Year Ended June 30, 2011

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

ITEM 1.                DESCRIPTION OF BUSINESS

General

American Rare Earths and Materials, Corp.  (the “Company,” “AREM,” “we,” “us” or terms of similar meaning) is in the forefront of commercializing advanced materials and Rare Earths. Rare Earths, are a collection of seventeen chemical elements in the periodic table occupying slots 21, 39 and 57-71, and include scandium, yttrium, and the fifteen lanthanides. Based upon its experience, AREM is positioned to provide solutions in extraction, sourcing, alloying, manufacturing and application development of certain of the Rare Earths, advanced metals, composites and chemical materials.  The business platform is to provide a reliable supply of certain Rare Earths, which is supported by increased use of these materials in consumer and industrial applications.  AREM to date has been a leader in the application of Scandium in the sports industry with its Scandium Alloy golf products, and has developed and/or commercialized advanced biofiber fishing equipment and Zeroloft Aerogel insulation for apparel and footwear. The business direction for AREM is to expand its revenue base to include extraction and sale of Rare Earths and development of products for consumer and industrial markets, in order to capitalize on the vertical integration that AREM has developed.

The company has historically been focused on selected consumer markets including golf equipment and fishing products for the sporting goods industry.  In 2010, the company began to offer advanced materials products (Zeroloft Aspen Aerogels) also for the sporting goods industry.  The company is now working to extend its capabilities beyond consumer markets and explore opportunities in industrial markets.  This includes industries that use Rare Earths including aerospace, alternative energy, automotive, power transmission, shipbuilding, and transportation.  American Rare Earths and Materials, Corp. is committed to becoming America's best and most reliable source for Rare Earths and to fully leverage the global mega-trends in these categories.

Business Strategy

Since 2002, American Rare Earths and Materials, Corp. has been commercializing a number of advanced materials, including Scandium, biofiber and aerogel. This has led to the development of a unique value chain that includes the extraction of Rare Earths, the development of patented Rare Earth metal super alloys (Scandium Super Alloys), and the design and manufacture of end products (golf equipment, fishing products, and insulation for apparel and footwear) using these materials. When AREM began this process in 2002, the commercial use of Rare Earths was relatively small.  Today, commercial applications for Rare Earths have grown significantly and Rare Earths have become a critical strategic resource for industry even though the overall volume of Rare Earth metal production is still small (estimated 123,000 tons in 2006). Applications for Rare Earths include:

•	Hybrid Vehicles
•	Electric Motors
•	Wind Turbines
•	Thin Film Solar Technology
•	Medical Laser Technology

•	Military Applications
•	Sports Equipment

Hybrid vehicles such as the Toyota Prius are heavy users of Rare Earths including Dysprosium, Lanthanum, Neodymium, Praseodymium, and Terbium. Each electric motor in the Prius requires 1 kilogram (2.2 lb) of neodymium and each battery uses 10 to 15 kg (22-33 lb) of lanthanum. These numbers are expected to double under new plans to boost fuel economy even further.  In addition, demand for Rare Earths is expected to increase as Toyota increases sales of the Prius from 100,000 in the US in 2009 to an estimated 200,000+ in 2010.  Toyota believes that the ultimate market for the Prius in the US is 1 million units sold each year. In addition to hybrid vehicles, Rare Earths are used as battery alloys, magnets, catalysts, and other new applications in a wide range of other industries.

AREM has determined that its 9 year experience in extraction, production and applications of the Scandium and advanced materials, it has unique expertise in Rare Earths domain.  The Company has relationships, partnerships, and proprietary expertise that can be applied to markets beyond consumer products and sporting goods equipment.  The Company has the ability to solve challenging problems related to the extraction of Rare Earths.  The Company believes it has untapped expertise in Rare Earths and their manufacturing that can be applied to industrial markets.  This represents a new opportunity for growth.  This new opportunity will build upon and leverage the Company’s expertise in commercializing Rare Earths for sporting goods.

As such, the business strategy for the Company is to:

•	acquire or form a strategic partnership with a company currently engaged in metals and/or Rare Earths resource segment
•	explore new opportunities in Rare Earths including the application of unique extraction technologies
•	explore new opportunities in other metals where the Company has proprietary knowledge and capabilities
•	expand applications of the Company’s patented Scandium Super Alloys
•
offer products to large industrial categories where Rare Earths and other metals can be applied including aerospace, alternative energy, automotive, power transmission, shipbuilding, and transportation

•	continue to grow the Company’s products and revenues in the sporting goods market
•	continue to grow the Company’s brands in the sporting goods market including E21, CARROT STIX™ and other brands
•	expand beyond retail stores and individual consumers and pursue large industrial Fortune 500 customers

American Rare Earths and Materials, Corp. is committed to becoming America's best and most reliable source for Rare Earths and advanced materials to fully leverage the global mega-trend in the Rare Earths marketplace.

Sporting Goods Industry

AREM currently has three fully developed sporting goods product lines: (1) fishing products; (2) Zeroloft Aspen Aerogels – sport wear apparel and footwear and related sports specialty items; (3) golf equipment;. The Company has determined that it currently operates in one reportable segment: outdoor sporting goods.

The US sporting goods (equipment) manufacturing industry includes about 1,800 companies with combined annual revenue of about $13 billion. Large companies include Callaway Golf Company; Easton-Bell Sports; the Spalding division of Russell Brands; ICON Health & Fitness; Rawlings Sporting Goods; and Wilson Sporting Goods. The industry is concentrated: the 50 largest companies account for about 60 percent of industry revenue. The US retail sporting goods industry includes about 20,000 companies with combined annual revenue of about $35 billion. Large chain operators include Academy, Cabela's, Dick's Sporting Goods, Hibbett Sports, REI, and The Sports Authority. The industry is fragmented: the 50 largest companies account for less than 50 percent of revenue. Only about 170 companies have more than five stores.
Roughly $7 billion each year is spent on hunting and fishing equipment, making this industry somewhat larger than the $5.5 billion golf equipment market.  In general, the demographics of an aging population have reflected a flattening of the hunting and fishing category.  Sales of licensed guns increased substantially just prior to the 2008 election and have continued strong since that time. Fishing licenses have grown 5% in 2009 in 12 key states that participate in the American Sport Fishing Association’s license sales index.  Counterintuitively, industry watchers believe that both hunting and fishing categories have been propelled by the recession due in part to consumers facing under-employment and unemployment now have more time to pursue hunting and fishing.  The overall result has been that spending on hunting and fishing equipment has grown 22% from 2005-09 according to Mintel Group. Industry experts believe that the market will continue to grow robustly into 2010.

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

At the 2008 ICAST show AREM won:
•	Best Apparel with the introduction of its CarrotexTM line of outdoor apparel.

In the summer of 2008, AREM appeared at the 2008 ICAST show with a full line of fishing rods, each developed with a nano-bio-fiber technology blank. The original product line was developed with 15 separate product SKUs and has now increased to 94 product SKUs. In early 2008, AREM engaged 3 of the industry’s sales representation agencies. Taken in combination with the company’s internal sales team, these sales groups began providing representation to the entire US (including Alaska and Hawaii) as well as all of Canada.  During the last year, through the various channels AREM has grown its North American accounts to over 700 locations.

In 2009, AREM introduced:
•	New fishing rod guides made from Rare Earths (Scandium)
•	AREM fishing products to more retailers with the number of retailers carrying AREM fishing products reaching 370

These new retailers included Bass Pro, Cabelas, Academy, West Marine, Sportsman's Warehouse, and Gander Mountain.
New distributors included Big Rock, Farris Brothers, Pitman Creek, Patches, Bishop, Hicks and Sports Supply. As a result, AREM was ranked #1 as the Fastest Growing Company in Canada by Profit Magazine with three-year sales growth of 1918% and worldwide distribution.

At the 2010 ICAST show, AREM introduced:
•	New micro-guided fishing rods

At the 2011 ICAST show, AREM introduced:
•	Wild Black Freshwater Micro-Guided fishing rods
•	Wild Green Inshore Saltwater Micro-Guided fishing rods

AREM has now entered the fast-growing micro guide fishing segment with both a refinement of the original AREM micro lineup, but also two entirely new lines of micro-guided rods: professional grade and value-priced.  The Company has also contracted top pro-staffers to represent, use and test Carrot Stix technology. The Company focuses on top pros who the Company believes will help us with brand awareness and sales. Our pro-staffers currently include the following:

1)	Henry Wazczuk, with over 25 years on TV, and a media distributor across Canada and the USA, Henry is the host of the popular Fins and Skins, and Fishing the Flats series;
2)	Chad Morgenthaler – A former firefighter and now a fulltime Professional Bass Angler with over 14 top 20 finishes
3)	Matt Greenblatt – is an accomplished professional angler. Matt has been a fixture on the FLW Tour and is now a BassMaster Elite Series Pro.
4)	Russell Lane – Bassmaster Elite Series Professional Angler that has been a fixture in the Bassmaster Elite series for the last 8 years.
5)	Greg Vinson – Bassmaster Elite Series Professional Angler that has qualificed for the 2012 Bassmaster Classic.

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

Golf Equipment and Products

AREM is focusing on the distribution of golf equipment components made from Rare Earths (Scandium) primarily to Original Equipment Manufacturers and specialty club fitting centers.  The components include Scandium shafts and heads.  The market for golf shafts has been estimated to be close to 30 million units in the US and 60 million units worldwide, with the size of the market for high performance premium shafts at 27 million units worldwide.  This is the target market for the Company.  AREM’s proprietary Scandium metal alloy golf products have outstanding potential in the industry based on the following factors:

•
The results of player and robotic testing (Golf Labs) indicate Scandium’s improved performance over leading titanium, steel and graphite clubs and shafts, providing increased distance and less dispersion. This allows longer more accurate golf performance that can be achieved with current metals and manufacturing techniques.

•	Scandium metal alloy can be engineered to provide AREM’s trademarked ShockBlokTM benefits (see below)
•	55% reduced density and 25% specific strength advantage over titanium alloys.
•	Scandium is softer than titanium providing superior feel and workability for the player.
•	Scandium is lower in cost and easier to fabricate than titanium and 75% reduced density compared to stainless steel.
•	Significant cost and performance advantages over composite materials such as graphite.
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

Concurrent with the development of the overall shaft design, the Company has developed a shock absorbing system under the trademark ShockBlokTM which redirects shaft vibration back into the club head, generating an added energy kick for extra distance and reducing the amount of vibration transfer to the player's hands. Hitting a golf ball with a conventional, steel-shafted club can have a negative effect on the body. High shock energy transferred by the steel shafts to the player’s hands during a round of golf creates fatigue. For frequent golfers, this may lead to stress injuries to a player’s hands, wrist, elbows or shoulders, much like ‘tennis elbow’.  According to an analysis commissioned by a consultant to the Company, Dr. Howard Butler, along with two orthopedic physicians, during a typical round of golf, the extra energy transmitted to the hands of a golfer using steel shafts is 300% higher than Scandium shafts. Over the last 5 years of consumer and professional golf tour player testing, the Company’s experience has shown that most users of its shafts would immediately notice the superior shock absorption provided by Scandium shafts and that Scandium also contributes to a measurably superior feel as compared with steel and graphite clubs. However, since the restructuring of the company goals, golf component sales have been put on hold.

Specialty Metals and the Rare Earths Industry

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

Rare Earths have unique properties that can help solve many of these challenges.  Rare Earths can operate as a catalyst to improve efficiency or as an extreme magnetic agent in batteries and engine technologies or as a powerful amplifier of image visualization.  Elements such as Cerium, Dysprosium, Europium, Lanthanum, Neodymium, Praseodymium, Samarium, Terbium, Yttrium and others are becoming strategically important to Aerospace & Defense, Alternative Energy, Automotive, Consumer Electronics, Medical Technology, and other key industries.  Global production of Rare Earth metal oxide, estimated to be 123,000 tons in 2006, is projected to be 188,000 tons in 2012 – although many experts believe the growth in hybrid cars and various consumer electronics could drive demand for Rare Earths to be in excess of 200,000+ tons.  Any serious growth in alternative energy including solar power, wind power, and other alternative energy technologies will drive demand for Rare Earths even higher.

The challenge for industries who want to use Rare Earths is that 95% of Rare Earth metal mining and production is in China.  This globally dominant position is the result of a long term strategy by the Chinese government and industry to leverage aggressive mining tactics, low labor costs, selected acquisitions, and low pricing strategies.  In August, 2010 the Wall Street Journal reported that China will decrease Rare Earth global shipments by 72% for the second half of this year.  Industry watchers expect this to be a prelude to a strategy by China to force manufacturers to set up Rare Earth processing plants in China.

The result is there is global strategic interest in developing non-Chinese sources of Rare Earths.  In the U.S., the General Accounting Office issued a report in April 2010 on the subject: Rare Earth Materials in the Defense Supply Chain and concluded that defense systems will likely continue to depend on Rare Earth materials and that China’s dominant position in the Rare Earths market gives it market power which could affect global Rare Earth supply and prices.  A more detailed study on the US Military dependence on Rare Earths is expected to be completed in September 2010.  In addition, both Sen. Lisa Murkowski, R-Alaska, and U.S. Rep. Mike Coffman, R-Colorado, have introduced legislation to address the strategic risk to the United States military and to American industry given a lack of domestic production of Rare Earth elements.  There are several mining operations in North America and Australia that are working to develop the facilities and technologies required to effectively extract Rare Earths.  In summary, the market for Rare Earths is growing and the need for expertise and non-Chinese based sources of Rare Earths is urgent.

New Products and Projects in Development

AREM has overcome scientific, engineering, and metallurgical challenges in working to commercialize Rare Earths since 2002.  The company has built a global value chain that extends from Rare Earths extraction to refining to production of end products.  The result is a strong foundation of proprietary expertise in Rare Earths. AREM is now working to establish a position in the industrial market for Rare Earths beyond sporting goods.  These new products and projects from AREM are in development.  They include:

•	New Rare Earth metal extraction technologies
•	New sources of Rare Earths
•	New applications of the company’s patented Rare Earth metal Scandium super alloys
•	New opportunities in mining and refining of other metals

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

Element 21 was formed on September 18, 2002 to acquire partially-developed golf technology to further design, develop and bring to market golf club shafts and golf heads made from a patented scandium alloy licensed exclusively (the “E21 Alloy”) to the Company. The exclusive license to produce and sell the E21 Alloy for golf club shafts and golf heads is founded on two US patents (Scandium alloy US Patent #5,597,529 and sports applications — US Patent #5,620,652. These rights do not cover all mixes of scandium alloy; however, the Company believes that any scandium alloy mix outside the range of its patent-protected rights cannot be used to produce golf club shafts or heads in an economically feasible manner.  The exclusive golf license carries zero royalty. The active ingredient in the E21 Alloy is Scandium, which is element number 21 in the Periodic Table of Elements. E21 Alloy shafts exhibit properties that out-perform titanium with a higher strength-to-weight ratio of up to 25% and a specific density advantage of 55%. The E21 Alloy is lighter, stronger and more cost effective than titanium. This advanced metal technology was originally developed in the 1970’s in the former Soviet Union for military applications. Scandium alloys have been used in intercontinental ballistic missiles, jet aircraft, the Mir space station and most recently, in the International Space Station.

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

In June, 2007 the Company began an expansion into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide license agreement with Advanced Light Alloys Corporation (“Advanced”) by which AREM was licensed by Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’ technology and products.  The Company is obligated to pay a 20% royalty based on the net selling price of all fishing products.  AREM has expanded its fishing distribution to 700 store fronts, including:

•	Chain stores – Bass Pro, Gander Mountain, Academy, Cabelas, Sportsman’s Warehouse and Dick’s Sporting Goods.
•	Distributors to independent dealers – Hicks, Big Rock, Simmons, Farris Brothers, Sportsman’s Supply and Pitman Creek
•	Internet dealers – Tacklewarehouse and Tackle Direct
•	Buying groups for independent dealers – Nation Best Sports

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

Recent Events

1.	Amending the Designation of Series B Preferred Stock

On June 7, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation, amending the Designation of Series B Preferred Stock contained in Section 4 of its Articles of Incorporation filed on May 10, 2010. In connection with the Amendment, each Series B Preferred Stock is convertible into 17 shares (formerly 5.57 shares) of Common Stock. In addition, the right of Series B Preferred Stockholders to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B Preferred Stock or the issuance of debt instruments in excess of $1,000,000 was removed.

2.	Name changed to American Rare Earths and Materials, Corp. from Element 21 Golf Company

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

3.	Re-domestication of the Company from Delaware to Nevada

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

4.	Zero-Loft Aspen Aerogels

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

Our developed products and commercialization efforts have provided the Company with several sales and marketing options. These options include the sale of golf shafts and components to other original golf equipment manufacturers (OEMs) and to custom club fitters, in addition to the sale of drivers, irons and hybrids via traditional retail distribution channels. Technology Licensing — limited licenses to off-shore golf component manufacturers, is another viable sales development strategy.

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

In June 2008, AREM signed a multi-year agreement with Kanata Shaft Company LLC (“Kanata”), in Ohio whereby Kanata had committed to aggregate orders of $4.1 million over its term, and gave Kanata exclusive rights to distribute AREM Scandium shafts in the USA. This exclusivity part of the contract was terminated, as Kanata did not meet the minimum order requirements. The removal of exclusivity, will allow AREM to expand its Scandium components distribution, with Kanata being one of the customers, rather than the only North American customer. See, Part I, Item 1A Risk Factors and Part II, Item 9B Other Information regarding the termination of the distribution agreement with Kanata. Since the restructuring of the company goals, golf component sales have been put on hold.

The Company has created promotional support to increase brand awareness and reinforce the unique nature of its proprietary Carrot Stix™ and Scandium Metal Alloy clubs and shafts. Items of support include the following:

Endorsement Contracts in both Golf and Fishing – We have engaged some of the top names in each industry, including, Jeff Reynolds, Chad Morgenthaler, Matt Greenblatt, Henry Waszczuk, Russell Lane and Greg Vinson.

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

Corporate Finance

During the 2011 fiscal year, one investor exercised warrants for $110 resulting in the issuance of 110,000 common shares. Funds were received and included in financing activity on cash flow statement.

The Company entered into an unsecured promissory note of $825,000 on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008.  During the twelve months ended June 30, 2011, the Company repaid $350,000 (2010 - $325,000, 2009 - $150,000) of the loan and $141,952.63 (2010 - $0, 2009 - $0) of the accrued interest. The remaining unpaid balance as of June 30, 2011 was $0 (2010 - $350,000, 2009 - $675,000).

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

Competitive Business Conditions

           The Company’s competition are companies that provide other materials that are used in the sporting goods industry, both in equipment and apparel uses.  These materials include steel, titanium, graphite, thinsulate, primaloft and others.  Even though many of these competitors currently have greater resources, marketing capabilities and name recognition, they do not have access to the technologies and materials that AREM is offering.  For this reason, in a number of applications AREM is working to become a materials and component supplier to the OEM in various industies, where these materials offer performance advantages to the current materials.  In addition, the Company’s exclusive licenses and proprietory extraction and manufacturing paths have precluded the competitors (to date) from developing lines of products using AREM’s materials.

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

Research and Development

During the fiscal years ended 2011 and 2010 there were no research and development costs incurred by the Company. To date, the Company has relied on its consultants and their existing infrastructure to develop its initial products and has reflected these costs as operating costs.

ITEM 1A RISK FACTORS

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of $37,686,569 as of June 30, 2011 and negative working capital of $4,140,970. For the year ended June 30, 2011, our net loss was $6,207,600. We have historically experienced cash flow difficulties primarily because we have been till recently a development stage company and our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future; however, we may be able to generate positive cash flows from operations within the next 12 months. These factors and uncertainties, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As of June 30, 2011, we had five employees and utilize the services of consultants.  Our consultants are bound by non-compete provisions; however, they are not otherwise prohibited from terminating their consulting relationship with the Company. Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business. Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and are unable to find appropriate replacements in a timely manner.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales of metals and Rare Earths in addition to the current sales of, fishing rod sales and Zeroloft management fees and royalties that are only now entering the initial marketing phase. Although we believe our products and technologies will be commercially viable, these are new and untested products.  If markets for our products fail to develop further, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

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

Competition from traditional sports equipment providers may increase and we may not be able to adequately compete.

The market for fishing rods and specialized apparel is highly competitive.  There are a number of other established providers that have greater resources, including more extensive research and development, marketing and capital than we do and also have greater name recognition and market presence.  These competitors could reduce their prices and thereby decrease the demand for our products and technologies.  We expect competition to intensify in the future, which could also result in price reductions, fewer customer and lower gross margins.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                DESCRIPTION OF PROPERTY

The Company’s offices are located at 200 Queens Quay East, Unit #1, Toronto, Canada. Our office space measures a total of approximately 1,927 square feet. We entered into a four year lease that ends in May, 2013. Our minimum rent is $12 per sq. ft. from June 1st 2009 to March 31st 2010 ($23,124 Canadian dollars per annum) which decreases to $4.5 per sq.ft. From April 1, 2010 to May 31, 2013 ($8,672 Canadian dollars per annum) plus additional rent for property taxes and operations and maintenance.

            The Company’s inventory is currently managed by Professional Marketing Associates (“PMA”), located in Tempe, Arizona. PMA provides complete assembly facilities, warehousing, and shipping and receiving capabilities.

ITEM 3.                LEGAL PROCEEDINGS

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America which hold cash of $78,198 at June 30, 2011.

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

ITEM 4.                REMOVED AND RESERVED

PART II

ITEM 5.                MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year Ended June 30, 2010
First Quarter	$0.65	$0.30
Second Quarter	$1.04	$0.41
Third Quarter	$1.04	$0.45
Fourth Quarter	$0.78	$0.24
Fiscal Year Ended June 30, 2011
First Quarter	$0.41	$0.11
Second Quarter	$0.51	$0.20
Third Quarter	$0.34	$0.15
Fourth Quarter	$0.27	$0.11

Interim Period Ended September 6, 2011	$0.13	$0.09

Holders

The number of record holders of our common stock as of September 6, 2011 was approximately 5,162.

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

Recent Sales of Unregistered Securities

During the three months ended June 30, 2011, the Company issued 250,000 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $62,500.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  At April 1, 2011, the Company issued 253,916 shares of its common stock valued at $60,000 to the holders of the Series B Stock for accrued dividends through March 31, 2011.

ITEM 6.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since 2002, our Company has been commercializing Rare Earths and advanced materials. This led to a vertical integration that began with the extraction of pure Scandium and other Rare Earths applications in the form of extruded, rolled or forged products and components. Today, that expertise has positioned us to become a leader in commercializing Rare Earths and advanced materials and quickly delivering revolutionary new products to consumer and industrial markets. Our objective is to become North America’s best, most reliable source for Rare Earths and provide solutions to their applications. We are developing opportunities to distribute Rare Earths like Scandium, Neodymium, Europium and Lithium that will help major industries launch major industrial brands such as hybrid cars, flat screen televisions, LED light bulbs and wind turbines. We will also have significant exposure to large market categories such as transportation, shipbuilding, power transmission, automotive and aerospace.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss of $6,207,600 for the fiscal year ended June 30, 2011 and an accumulated deficit of $37,686,569.

We intend to continue our investment in the development of our Rare Earths business and other business lines, but we do not have sufficient realized revenues in order to finance these activities internally.  As such, we intend to seek capital in order to fund our working capital and capital expenditure needs.  We can provide no assurance that we will be able to obtain sufficient additional funds to develop and sustain our businesses and alleviate doubt about our ability to continue as a going concern.  We cannot be certain that additional funds, even if available, will be on acceptable terms.  To the extent the Company raises additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Years Ended June 30, 2011 and 2010

For the year ended June 30, 2011, the Company had revenue of $4,426,436 which includes non-cash barter revenue of $25,671 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $1,592,616, which is an increase of 2% over the prior year’s revenues of $4,341,362 which includes non-cash barter revenue of $58,802.  This increase is primarily the result of an increase in the reimbursement of out-of-pocket costs incurred on behalf of Zeroloft and sales of Zeroloft products of $1,167,193 in current period. This increase in revenue is offset by decreases in our fishing and golf sales from the prior year of $933,252 and $148,867, respectively.

For the year ended June 30, 2011, the Company incurred costs of sales of $2,849,691, which is an increase of 9% over the prior year’s costs of sales of $2,606,199. This increase is primarily the result of an impairment charge on golf inventory of $349,534 in the current period.

For the year ended June 30, 2011, the Company incurred general and administrative expenses of $7,780,313, which is an increase of 28% of general and administrative expenses for the prior year of $6,086,881.   Included in general and administrative expense is a non-cash charge of $863,653 representing the value of compensatory common stock and warrants for services provided by consultants, representing an decrease in these non-cash charges over the prior year period of $3,031,736. The increase in general and administrative expenses is primarily the result of an impairment charge of $3,140,944 of an intangible asset.  The intangible asset was for consideration paid to Zeroloft Corp. to enter into a License Agreement.  The unamortized balance of the intangible asset was determined to be impaired at the end of the third quarter of the current fiscal year because we did not reach our sales forecasts in the second and third quarters and due to production delays of Zeroloft products.

For the year ended June 30, 2011, the Company recognized interest income of $297, and incurred interest expense of $4,329, as compared to interest income of $1,725, and interest expense of $127,571, for the prior year period. These expenses decreased during the current year primarily as a result of the conversion of convertible debt into shares of common stock in the prior period and payment in full of outstanding principal and interest of a loan payable to shareholder in the current period.  The reduction in these outstanding debts resulted in the decrease in interest expense.

Accordingly, for the year ended June 30, 2011, the Company had a net loss of $6,207,600, as compared with the year ended June 30, 2010 in which the Company had a net loss of $4,477,564, or an increase of 39%, as a result of the increase to impairment charges for golf inventory and intangible asset in the current year period.

The Company has expanded its number of stock-keeping units or SKUs in the fishing rods segment to over 100 SKUs with new lines.

Our net accounts receivable balances were $492,240 and $789,920 at June 30, 2011 and 2010, respectively.  The decrease in accounts receivable compared to June 30, 2010 is primarily due to decrease in fishing sales during the fiscal year 2011. The Company is subject to risk of non-payment of its trade accounts receivable. For the year ended June 30, 2011, three customers (which was as of 2010, two customers) respectively represent approximately 36%, 15% and 13% of sales (which was as of 2010, 23% and 10%) and 31%, 25% and 8% (which was as of 2010, 29% and 13%) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our accrued receivable balances were $0 and $554,143 at June 30, 2011 and 2010, respectively.  The accrued receivable resulted from an agreement with Zeroloft Corp. to reimburse $554,143 of out-of pocket costs incurred by us as at June 30, 2010. As was agreed the total expenditures of $111,231 paid in cash by AREM at June 30, 2010 was reimbursed in cash by Zeroloft Corp. and total expenditures paid in stock-based compensation of $442,912 by AREM at June 30, 2010 was applied to reduce the liability ‘Due to Zeroloft Corp.’

Our net inventory balances were $536,716 and $919,158 at June 30, 2011 and, 2010. The decrease in our inventory balance is due to an increase in our provision for inventory obsolescence from $542,195 to $891,730 during this year.  The provision relates to golf equipment and components. Our inventory comprises golf and fishing products and components.  We concentrate our new purchases of inventory on where we anticipate our future sales; golf shafts and our best selling SKUs.  During the year we were successful in placing our fishing rods in Dick’s Sporting Goods, which increased its distribution from 13 trial stores to a current 70 stores.

Our royalty payable and accrued expenses were in total $4,056,463 and $3,514,585 at June 30, 2011 and 2010, respectively.  The increase in the balances is primarily due to unpaid royalties to Advanced Light Alloys and unpaid compensation to senior management. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Liquidity and Capital Resources

 The Company has negative working capital as of June 30, 2011 of $4,140,970.  The Company retains consultants to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2010, we had a working capital deficiency of $124,889. Our working capital deficiency is due to unpaid royalties and unpaid management compensation. Our continuation as a going concern will require that we raise significant additional capital. Included in accrued expenses is $1,942,806 owed by the Company to the President (which was at June 30, 2010, $1,795,746).  There is no assurance that consultants will continue to accept stock compensation for services.  If consultants discontinue accepting stock compensation we may not be able to continue to retain the services of such consultants.

During the year ended June 30, 2011, the Company sold a redeemable guaranteed investment certificate for $250,000, which resulted in receiving $251,875 including accrued interest of $1,875 and repaid loan payable-shareholder of $350,000.

On November 1, 2010, 110,000 warrants were exercised at $0.001 per share of common stock resulting in the Company receiving $110.

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

On January 14, 2010, the Company entered into a Management Agreement with Zeroloft (“Management Agreement”) pursuant to which the Company will render services for the operation and expansion of Zeroloft’s manufacturing and licensing of its proprietary, Zeroloft Aspen Aerogels™ branded weather-resistant fabric, product made of such fabric, thermal insulation and related insulating fabrics in the field of use.  In consideration for providing such services, the Company will receive a management fee of approximately: (i) five percent (5%) on gross receipts of sales of items made of Zeroloft product with a value of less than two (2) US dollars per square foot, less royalties; and (ii) ten percent 10% on gross receipts of sales of items made of Zeroloft product with a value greater than two (2) US dollars per square foot from sales made through the efforts of the Company. For the year ended June 30, 2011, the Company has generated revenue of $264,386 from royalties, management fees, product and services related to Zeroloft product and $1,592,616 of revenue for recovery of out of pocket costs from Zeroloft Corp. The terms of our contract with our Zeroloft customers require a prepayment which will cover our expected upfront costs.

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

Inflation

Our opinion is that inflation has not had, and is not expected to have for the current year, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have for the current year, any material effect on our operations.

Subsequent Events

Subsequent to period end, the Company issued 3,195,114 shares of its common stock to consultants for an aggregate value of $356,794 based on the quoted market price of the shares at time of issuance.

On July 1, 2011, the Company issued 368,158 shares of its common stock to holders of Series B Stock for accrued dividends of $60,000 through to June 30, 2011.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this Annual Report on Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company and its subsidiary in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation as of June 30, 2011, our management, including  the Chief Executive Officer and Chief Financial Officer,  has  concluded that our disclosure controls and procedures  (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act)  were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our  management, including the Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations.  Because of these inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

ITEM 9B.             OTHER INFORMATION

None
PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal year ended June 30, 2011, and the period or periods during which each such director or executive officer has served in his or her respective positions.

Name	Age	Position with the Company	Date of Election or Designation
Nataliya Hearn, Ph.D.	44	Chairman, President, CEO and Director	October 4, 2002
Philip Clark	48	CFO	October 12, 2009
Mary Bryan	59	Director	March 15, 2007
Errol Farr	50	Director	June 16, 2009
Werner Zapfe	57	Director	June 19, 2009

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

Compliance with Section 16(a) of the Exchange Act

An executive officer and director of the Company was late with their Form 3 and Form 4 filings. However, there were no delinquent Form 3 or Form 4 filings that were not covered by a Form 5 filing for the fiscal year.  Additionally, the Company is not aware of any Section 16(a) filings that were required to have been made that were not made.

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

SUMMARY COMPENSATION TABLE

Annual Compensation						Long-Term Compensation
Name And Principal Position	Years of Periods Ended	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Options ($)	Warrants ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Nataliya Hearn, PhD,	06/30/11	249,617	0	0	0	0	50,824	300,441
President, CEO and	06/30/10	248,116	0	15,000	126,000	0	135,803	524,919
Director (1)	06/30/09	240,000	0	36,523	0	0	0	276,523

Philip Clark, CA, CPA, CFA	06/30/11	57,402		11,740	0	0	38,786	107,928
Chief Financial Officer (2)	06/30/10	0	0	19,867	0	25,939	81,686	127,492

(1)
Nataliya Hearn serves as the CEO and President of the Company. Dr. Hearn began serving as an executive officer of the Company on October 4, 2002. Beginning January 1, 2006, at Dr. Hearn’s election, she could elect to receive monthly either $15,000 cash compensation or $20,000 in warrants at a purchase price of $0.20 per share. In 2008, the Board of Directors approved renewal of Dr. Hearn’s contract to serve as President and CEO of AREM. Also in 2008, the Company granted Dr. Hearn a warrant to purchase 200,000 common shares at a purchase price of $1.60 per share. Under the terms of the contract renewed in 2008, Dr. Hearn has the option of cash compensation of $20,000 in cash/stock or warrants per month.  In addition, Dr. Hearn receives a bonus of 200,000 warrants each year priced at $0.12 per share in 2010 and 2011 on January 1 of each year. Dr. Hearn earned $28,917, $83,116 and $69,617 in cash compensation for the years ended June 30, 2009, 2010 and 2011, respectively. Dr. Hearn received 200,000, 200,000 and 200,000 warrants at a purchase price of $0.12 per share in 2009, 2010 and 2011 valued at $26,560, $135,803 and $50,824 for the years ended June 30, 2009, 2010 and 2011, respectively. Dr. Hearn’s current three year contract expires December 31, 2011.

(2)
Philip Clark was hired as an executive officer on October 12, 2009. Mr. Clark earned $19,867 and $30,142 in cash compensation for the years ended June 30, 2010 and 2011, respectively, and $81,686 and $38,786 in warrants for the years ended June 30, 2010 and 2011, respectively and $25,939 in options for the year ended June 30, 2010. Mr. Clark received 75,000 warrants on February 17, 2010 with an exercise price of $0.60, 75,000 warrants on April 1, 2010 with an exercise price of $0.62, 75,000 warrants on July 1, 2010 with and exercise price of $25, 75,000 warrants on October 1, 2010 with an exercise price of $0.30 and 63,000 options on May17, 2010 with an exercise price of $0.50. On January 3, 2011, the Company repriced warrants to purchase 225,000 shares of common stock.  The exercise price of 75,000 warrants originally issued on February 17, 2010 was reduced from $0.60 per share to $0.29 per share.  The exercise price of 75,000 warrants originally issued on April 1, 2010 was reduced from $0.62 per share to $0.29 per share.  The exercise price of 75,000 warrants originally issued on October 1, 2010 was reduced from $0.30 per share to $0.29 per share.

 Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the years ended June 30, 2011, or 2010, or the period ending on the date of this Annual Report. Accordingly, no tables relating to such items have been included within this Item.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning equity awards granted to the Named Executive Officers that are outstanding at June 30, 2011.

OPTION AWARDS

Name And Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)

Philip Clark, Chief Financial Officer	63,000	0	0.50	05/17/12

All awards were made under the 2006 Equity Incentive Plan. Options are fully vested.

WARRANTS AWARDS

Name And Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Warrants Exercise Price ($)	Warrants Expiration Date
(a)	(b)	(c)	(e)	(f)

Nataliya Hearn, PhD,	200,000	0	0.12	01/01/12
President, CEO and	200,000	0	0.12	01/01/12
Director	200,000	0	0.12	01/01/12

Philip Clark, Chief Financial Officer	75,000	0	0.29	02/18/13
	75,000	0	0.29	04/01/13
	75,000	0	0.25	07/01/13
	75,000	0	0.29	10/01/13

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans not approved by security holders
1992 Directors’ Stock Option Plan -options	0	-	12,500
1992 Stock Option Plan -options	0	-	50,000
2006 Equity Incentive Plan -options	425,000	0.50	575,000

Compensation Committee

The Board of Directors serves as the Company’s compensation committee. Werner Zapfe heads Compensation Committee.

Compensation of Directors and Consultants

In a year ended June 30, 2011, directors and consultants were given compensation in the form of common stock purchase warrants as specified below:

Nataliya Hearn (Director) warrants to purchase 200,000 common shares @ $0.2541 each	$50,824
Philip Clark (CFO) warrants to purchase 75,000 common shares @ $0.2163 each	16,221
Philip Clark (CFO) warrants to purchase 75,000 common shares @ $0.2589 each	20,065
Philip Clark (CFO) repricing warrants to purchase 75,000 common shares @ $0.0005 each	39
Philip Clark (CFO) repricing warrants to purchase 75,000 common shares @ $0.0169 each	1,271
Philip Clark (CFO) repricing warrants to purchase 75,000 common shares @ $0.0159 each	1,190
TOTAL:	$89,610

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

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt outstanding at November 23, 2009 of $1,436,415 due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share.  At June 30, 2011, $1,942,806 (which was at June 30, 2010, $1,795,746) was owed by the Company to the President. Amounts due to the President are payable on demand, non-interest bearing and unsecured.

ITEM 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners.

 All tables as of September 6, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(3)
Common Stock, par value $0.001 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	3,429,805	(1)	10.60%

	Vladimir Goryunov Alderstasse 31 Zurich 8008,Switzerland	4,669,682	(2)	14.44%

Series A Convertible Preferred Stock, par value $0.10 per share	Nataliya Hearn(4) 200 Queens Quay East, #1 Toronto, On, M5A 4K9	1,221,910		58.00%

	ASA Commerce 1/2 Bolshaya Polyanka Unit 12 Moscow	891,646		42.00%

Series B Convertible Preferred Stock, par value $0.10 per share	Clearline Capital LLC 86 Clearview Lane New Canaan, CT 06840	176,471		50.00%

	Vladimir Goryunov Alderstasse 31, Zurich 8008,Switzerland	176,471		50.00%

(1)
Represents 429,798 shares of Common Stock owned directly and 3,000,007 shares of Common Stock that the reporting person has the right to acquire within sixty (60) days upon the conversion of Series B Convertible Preferred Stock.

(2)
Represents 1,669,675 shares of Common Stock owned directly and 3,000,007 shares of Common Stock that the reporting person has the right to acquire within sixty (60) days upon the conversion of Series B Convertible Preferred Stock.

(3)
Calculated based on 29,345,571 of Common Stock outstanding as of September 6, 2011 plus an aggregate of 3,000,007 shares of Common Stock issuable to Clearline Capital LLC and Vladimir Goryunov as described above.

(4)	Address is c/o American Rare Earths and Materials, Corp., 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9

 (b) Security Ownership of Management. Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common Stock, par value $0.001 per share	Nataliya Hearn, Ph.D., President, Chief Executive Officer and Director (2)	1,291,620	(1)	4.28	(3) %
	Philip Clark Chief Financial Officer (2)	363,000		1.22%
	Mary Bryan Director (2)	90,000		*	%
	Errol Farr Director (2)	91,000		*	%
	Werner Zapfe Director (2)	91,000		*	%
All Officers, Directors as a Group (5 Persons)		1,926,620		6.42	(4) %

(1)   Includes 239,590 shares of Common Stock issuable upon the conversion of 1,221,910 shares of Series A Convertible Preferred Stock held by the holder.
Includes 600,000 shares of Common Stock issuable upon the exercise of 600,000 warrants granted.
(2)  Address is c/o American Rare Earths and Materials, Corp., 200 Queens Quay East, Unit #1, Toronto, Ontario, Canada, M5A 4K9
(3) Calculated based on 29,345,571 shares of Common Stock outstanding as of September 6, 2011 plus an aggregate of 839,590 shares of Common Stock issuable upon the exercise of granted warrants and the conversion of outstanding shares of Series A Convertible Preferred Stock as described above.

(4) Calculated based on 29,345,571 shares of Common Stock outstanding as of September 6, 2011 plus an aggregate of 1,474,590 shares of Common Stock issuable upon the exercise of granted warrants and the conversion of outstanding shares of Series A Convertible Preferred Stock as described above.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

 Transactions with Management and Others

The Board of Directors has considered the independence of each director and has determined that Mary Bryan, Errol Farr and Werner Zapfe are independent and have no direct or indirect material relationships with us. Additionally, each would qualify as independent for the Audit Committee or any Committee of the Board of Directors.

Audit Committee

The Board of Directors serves as the Company’s audit committee. Director Errol Farr qualifies as a “financial expert” pursuant to Item 401 of Regulation S-B, and the Audit Committee is comprised solely of independent directors.

Nominating Committee

We have not had a nominating committee. The independent directors have determined that it is best to allow all directors the opportunity to participate in the nomination process. The Board does not have a policy with regard to the consideration of any director candidates recommended by security holders, except that such recommendations are given fair and fulsome consideration by the entire board.

Each nominee must possess fundamental qualities of intelligence, honesty, good judgment, and high standards of ethics, integrity, fairness and responsibility.  The Board also will consider the following criteria, among others deemed appropriate at the time of consideration, including the specific needs of the Board at the time:

•
experience in corporate management, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in the then current business environment;

•	the director’s past attendance at meetings and participation in and contributions to the activities of the Board (if applicable);
•	experience in our industry and with relevant social policy concerns;
•	understanding of our business on a technical level;
•	educational and professional background and/or academic experience in an area of our operations;
•	experience as a board member of another publicly held company;
•	practical and mature business judgment, including ability to make independent analytical inquiries;
•	“independence,” as defined by Nasdaq listing standards;
•	financial literacy;
•	standing in the community; and
•	ability to foster a diversity of backgrounds and views and to complement the Board’s existing strengths.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

MSCM LLP is the Company’s independent auditors. Audit and review fees for the years ended June 30, 2011 and 2010 for MSCM LLP are $66,650 and $95,173, respectively.

Tax Fees

MSCM fees for tax services for the years ended June 30, 2011 and 2010 are $3,642 and $42,710, respectively.

All Other Fees

For the years ended June 30, 2011 and 2010, the Company was not billed for products and services other than those described above.

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

3(iii)	Audit Committee Charter.*

4.1	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 24, 2006.

4.2	Element 21 Golf Company 10% Convertible Promissory Note issued to Oleg Muzyrya, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated February 24, 2006.

4.3	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 24, 2006.

4.4	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 23, 2006.

4.5	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 23, 2006.

4.6	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated August 3, 2006.

4.7	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated August 3, 2006.

4.8	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 1, 2006.

4.9	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2006.

4.10	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2006.

4.11	Form of Warrant for Purchase of 5,882,400 Shares of Common Stock dated June 15, 2007, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 18, 2007.

4.12	Convertible Note, dated January 20, 2009, in the amount of $300,000, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 5, 2009.

4.13	Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on February 5, 2009.

4.14	Subscription Agreement dated January 2, 2009, incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on February 5, 2009.

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.
10.10	Extension and Modification of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 22, 2009.

10.11	Investment Banking Agreement with Legend Securities, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 15, 2009.

10.12	Trademark License and Product Distribution Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2010.

10.13	Management Agreement, with Zeroloft Corp., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2010.

10.14	Consulting Agreement with Gaynell Douglas dated May 1, 2010, incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A filed on October 15, 2010.

10.15	Consulting Agreement with Yell Services, dated October 1, 2009, incorporated by reference to Exhibit 10.15 to the Company's Form 10-K/A filed on October 15, 2010.

10.16	Consulting Agreement with Altaf Kassam, dated October 1, 2009, incorporated by reference to Exhibit 10.16 to the Company's Form 10-K/A filed on October 15, 2010.

10.17	Consulting Agreement with Tolkun Salieva, dated October 1, 2009, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K/A filed on October 15, 2010.

10.18	Consulting Agreement with Charles E. Fitzgerald, dated May 1, 2010, incorporated by reference to Exhibit 10.18 to the Company's Form 10-K/A filed on October 15, 2010.

10.19	Consulting Agreement with Nataliya Hearn, Ph.D., dated January 1, 2009, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K/A filed on October 15, 2010.

10.20	Consulting Agreement with Dorset Solutions, Inc, dated November 19, 2009, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K/A filed on October 15, 2010.

10.21	Consulting Agreement with Dorset Solutions, Inc, dated January 1, 2010, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K/A filed on October 15, 2010.

14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed on September 24, 2010.

21.1	Principal Subsidiaries.*

23.1	Consent of Auditors.*

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERICAN RARE EARTHS AND MATERIALS, CORP.

Date: September 23, 2011	By:	/s/ Nataliya Hearn
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

Date: September 23, 2011	By:	/s/Nataliya Hearn
Nataliya Hearn, Ph.D.
President, Chief Executive Officer and Chairperson

Date: September 23, 2011	By:	/s/ Werner Zapfe
Werner Zapfe
Director

Date: September 23, 2011	By:	/s/ Mary Bryan
Mary Bryan
Director

Date: September 23, 2011	By:	/s/ Errol Farr
Errol Farr
Director

Date: September 23, 2011	By	/s/ Philip Clark
Philip Clark, CA, CPA, CFA
Chief Financial Officer

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American Rare Earths and Materials, Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Rare Earths and Materials, Corp. and subsidiaries, (the “Company”) as of June 30, 2011 and 2010 and the consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Rare Earths and Materials, Corp. and subsidiaries as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MSCM LLP

MSCM LLP
Toronto, Canada
September 23, 2011

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND 2010

	2011	2010
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents (includes restricted cash of $78,198 and $79,842 at June 30, 2011 and 2010, respectively, Note 11)	$256,461	$513,035
Short-term investments	-	251,659
Accounts receivable - net of allowance for doubtful accounts of $24,799 and $23,328 at June 30, 2011 and 2010, respectively	492,240	789,920
Accrued receivable	-	554,143
Inventories, net	536,716	919,158
Prepaid expenses and other current assets	104,272	625,143
TOTAL CURRENT ASSETS	1,389,689	3,653,058
INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET	-	3,533,029
FIXED ASSETS, NET	41,923	60,900

TOTAL ASSETS	$1,431,612	$7,246,987

- LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT) -

CURRENT LIABILITIES:
Accounts payable	$735,341	$819,018
Accounts payable - related party	242,076	-
Royalty payable	1,564,748	1,139,776
Accrued expenses	910,723	551,372
Accrued expenses – related parties	1,580,992	-
Deferred revenue	160	7,781
Dividend payable	60,000	60,000
Loans and advances – related party	158,738	-
Loan payable – shareholder	-	350,000
Due to Zeroloft Corp.	277,881	850,000
TOTAL CURRENT LIABILITIES	5,530,659	3,777,947

LONG-TERM LIABILITIES:
Accrued expenses	-	428,505
Accrued expenses – related party	-	1,394,932
Accounts payable - related party	-	242,076
Loans and advances – related party	-	158,738
TOTAL LONG-TERM LIABILITIES	-	2,224,251

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.10 par value, authorized 2,447,000 shares, no shares issued and outstanding at June 30, 2011 and 2010	-	-
Series A Convertible Preferred stock, $0.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding at June 30, 2011 and 2010, respectively	2,114	2,114
Series B Convertible Preferred stock, $0.10 par value, authorized 353,000 shares, 352,945 and 352,945 shares issued and outstanding at June 30, 2011 and 2010, respectively	35,295	35,295
Common stock, $0.001 par value; 300,000,000 shares authorized, 25,782,299 and 21,877,608 shares issued and outstanding at June 30, 2011 and 2010, respectively	25,782	21,878
Additional paid-in capital	33,524,331	32,424,471
Accumulated deficit	(37,686,569)	(31,238,969)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,099,047)	1,244,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,431,612	$7,246,987

See notes to consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Year Ended June 30,
	2011	2010

REVENUES	$4,426,436	$4,341,362

COSTS OF SALES	2,849,691	2,606,199

GROSS PROFIT	1,576,745	1,735,163

GENERAL AND ADMINISTRATIVE EXPENSES	7,780,313	6,086,881

LOSS FROM OPERATIONS	(6,203,568)	(4,351,718)

OTHER INCOME (EXPENSE):

Interest income	297	1,725
Interest expense	(4,329)	(127,571)
	(4,032)	(125,846)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,207,600)	(4,477,564)

Provision for income taxes	-	-

NET LOSS	(6,207,600)	(4,477,564)

Dividends on Series B Preferred Convertible stock	(240,000)	(1,097,678)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,447,600)	$(5,575,242)

Basic and diluted loss per share	$(0.27)	$(0.34)

Basic and diluted weighted average shares	23,991,187	16,222,845

See notes to consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Number of Shares in Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance June 30, 2009	$2,114	$29,413	9,592,363	$9,593	$24,152,042	$(25,663,727)	$(1,470,565)
Conversion of common stock to Class B Preferred stock	-	5,882	(294,118)	(294)	(5,588)	-	-
Issuance of common stock for services	-	-	4,016,060	4,016	2,138,530	-	2,142,546
Issuance of common stock for intangible asset subject to amortization	-	-	4,444,444	4,444	2,884,444	-	2,888,888
Issuance of common stock for payment on amount due to Zeroloft Corp.	-	-	306,122	306	149,694	-	150,000
Issuance of stock warrants for services	-	-	-	-	1,213,696	-	1,213,696
Issuance of stock options to officers, directors and consultant	-	-	-	-	174,983	-	174,983
Exercise of warrants	-	-	1,132,142	1,132	326,368	-	327,500
Issuance of common stock on conversion of convertible note	-	-	666,667	667	299,333	-	300,000
Reclassification of warrants from liabilities to equity	-	-	-	-	55,254	-	55,254
Issuance of Class B Convertible Preferred Stock, for cash	-	-	-	-	51	-	51
Dividends on Series B Convertible Preferred stock, paid in common stock	-	-	2,013,928	2,014	1,035,664	(1,097,678)	(60,000)
Net loss	-	-	-	-	-	(4,477,564)	(4,477,564)
Balance June 30, 2010	$2,114	$35,295	21,877,608	$21,878	$32,424,471	$(31,238,969)	$1,244,789
Issuance of common stock for services	-	-	2,862,427	2,862	706,182	-	709,044
Issuance of stock warrants for services	-	-	-	-	154,610	-	154,610
Exercise of warrants	-	-	110,000	110	-	-	110
Dividends on Series B Convertible Preferred Stock, paid in common stock	-	-	932,264	932	239,068	(240,000)	-
Net loss	-	-	-	-	-	(6,207,600)	(6,207,600)
Balance June 30, 2011	$2,114	$35,295	25,782,299	$25,782	$33,524,331	$(37,686,569)	$(4,099,047)

See notes to consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,207,600)	$(4,477,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	863,653	3,531,225
Depreciation	18,977	28,359
Amortization of intangible asset	392,085	355,859
Amortization of debt discount	-	70,454
Impairment of inventory	349,534	-
Impairment of intangible asset	3,140,944	-
Non cash foreign exchange	-	2,125
Accrued interest	(216)	(1,659)
Changes in:
Accounts receivable	297,680	(274,343)
Accrued accounts receivable	-	(554,143)
Inventories	32,908	357,733
Prepaid expenses and other current assets	520,871	(225,539)
Accounts payable, accrued expenses and royalty payable	458,203	951,363
Deferred revenue	103,610	(16,219)
Due to Zeroloft	(129,208)	-
Net cash (used in) provided by operating activities	(158,559)	(252,349)
CASH FLOW FROM INVESTING ACTIVITIES:
Redemption (purchase) of short-term investments	251,875	(250,000)
Purchase of fixed assets	-	(35,569)
Net cash provided by (used in) investing activities	251,875	(285,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of Series B Convertible Preferred stock	-	51
Proceeds from exercise of warrants	110	327,500
Repayment of loan payable - shareholder	(350,000)	(325,000)
Net cash (used in) provided by financing activities	(349,890)	2,551

DECREASE IN CASH	(256,574)	(535,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	513,035	1,048,402

CASH AND CASH EQUIVALENTS, END OF YEAR	$256,461	$513,035
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$141,953	$-
Income taxes paid	$-	$-
Repayment of amount due to Zeroloft Corp. through application of receivable from Zeroloft Corp. for certain reimbursable costs	$442,912	$-
Due to Zeroloft Corp. issued for intangible asset	$-	$1,000,000
Reclassification of warrants from liabilities to equity	$-	$55,254
Issue of shares of common stock for intangible asset	$-	$2,888,888
Issue of shares of common stock for dividends	$240,000	$1,037,678
Issue of shares of common stock for payment on amount due to Zeroloft Corp.	$-	$150,000
Issue of shares of common stock on conversion of convertible note	$-	$300,000

See notes to consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

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

In June 2007, the Company expanded into recreational fishing equipment. On June 21, 2007, the Company entered into a non-exclusive, world-wide patent license with Advanced Light Alloys Corporation, a Barbados Corporation (“Advanced”) pursuant to which AREM received a license from Advanced to make, use, and sell fishing equipment utilizing certain of Advanced’s technologies. The Carrot Stix line of fishing rods is sold in major box stores (such as Bass Pro, Gander Mountain, Cabela’s and Academy) and smaller retailers across North America and internationally.

On April 25, 2008, AREM effected a 1 for 20 reverse stock split. All share and per share amounts in this report have been retroactively restated to reflect the 1 for 20 reverse split.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

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

Key financial information follows:
	Year Ended June 30, 2011	Year Ended June 30, 2010
Negative working capital	$(4,140,970)	$(124,889)
Net loss	$(6,207,600)	$(4,477,564)
Accumulated deficit	$(37,686,569)	$(31,238,969)

As shown in the accompanying consolidated financial statements, during the year ended June 30, 2011, the Company incurred a net loss of $6,207,600 and cash utilized in operations during this period was $158,559. For the fiscal year ended June 30, 2010, the Company realized a net loss of $4,477,564 and utilized cash of $252,349 in operations.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions relate to, but are not limited to, allowances for doubtful accounts, product warranty, inventory valuation, impairment of intangible assets and stock-based payments. Actual results could differ from those estimates.

(e)	Foreign Currency Translation and Transactions:

The Company’s reporting and functional currency is the U.S. dollar. Foreign currency denominated monetary balance sheet items are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for non-monetary balance sheet items and shareholders’ equity, and the average rate for the year for revenues, expenses, gains and losses.  Foreign currency gains or losses on translation are included in the consolidated statement of operations.

 AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

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

The carrying amounts on the accompanying consolidated balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accrued receivable, accounts payable, royalty payable, accrued expenses and current and long-term debt are carried at cost, which approximates market value. Short-term investments comprised a redeemable guaranteed investment certificate earning interest at 0.75% per annum that matured on August 12, 2010.

(g)	Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(h)	Inventories:

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (weighted-average method) or market and are comprised as follows:

	2011	2010
Finished goods	$1,207,345	$1,238,370
Components	221,101	222,983
	1,428,446	1,461,353
Less: Provision for inventories	891,730	542,195
	$536,716	$919,158

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

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

The Company evaluates its long-lived assets for indicators of possible impairment. Fixed assets and intangible assets subject to amortization held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The most important factor in the calculation of the fair value of the intangible asset is the projected sales of Zeroloft products which are estimated by extrapolating the current growth trends of the product and applying judgment as to the appropriate future growth rate among other factors.  We conducted a test for impairment which was triggered because the Company did not reach its sales forecasts for Zeroloft products during the year ended June 30, 2011 due to delays in production of Zeroloft products.  An impairment charge of $3,140,944 and $0 was recorded and included in general and administrative expense in the statement of operations during the year ended June 30, 2011 and 2010, respectively.

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

Included in revenues on the consolidated statement of operations for the year ended June 30, 2011 is the recovery of out of pocket expenses paid on behalf of Zeroloft Corp. of $1,592,616 (2010 - $554,143) and Zeroloft sales of $264,385 (2010 - $135,663).  Cost of sales includes $585,047 of expenditures related to Zeroloft activities (2010 - $135,027), and general and administrative expenses includes $1,245,734 of expenditures related to Zeroloft activities (2010 - $419,116) and amortization of intangible asset of $392,085 (2010 - $355,859) and impairment of intangible asset of $3,140,944 (2010 - $0).

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

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Changes in product warranty liability, which are included as a component of accrued liabilities classified as current liabilities on the balance sheet, are as follows:

	2011	2010
Balance at the beginning of the period	$173,897	$99,716
Provision for warranty expense	267,368	501,924
Warranty charges	(275,030)	(427,743)
Balance at the end of the period	$166,235	$173,897

(n)	Income Taxes:

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  The Company accrued $30,000 for interest and penalties related to uncertain tax positions at June 30, 2011 ($0 – 2010).

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

For the years ended June 30, 2011 and 2010, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive.  Therefore diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at June 30, 2011 and 2010 have been excluded from the twelve month diluted loss per share computations:

	June 30, 2011	June 30, 2010
Warrants	2,690,985	2,735,000
Convertible Preferred Stock	2,380,326	2,380,326
Due to Related Party	3,747,590	3,747,590
Options	425,000	425,080

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(q)	Advertising costs:
Advertising costs are recognized when incurred. For the years ended June 30, 2011 and 2010, advertising costs were approximately $389,410 and $729,000, respectively.

(r)	Recent Accounting Pronouncements:

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, July 1, 2011 for AREM. The adoption of ASU 2010-13 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 -         FIXED ASSETS:

Fixed assets consist of the following:

	2011	2010
Furniture and fixtures	$22,523	$22,523
Transportation equipment	53,695	53,695
Computer equipment	30,111	30,111
Tools and dies	6,800	739,628
Leasehold improvements	28,326	28,326
Office equipment	6,600	6,600
	148,055	880,883
Less: accumulated depreciation and amortization	106,132	819,983
	$41,923	$60,900

Depreciation expense for the fiscal 2011 and 2010 years aggregated $18,977 and $28,359, respectively.

NOTE 3 -         INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET

Intangible asset represents a Trademark License and Product Distribution Agreement (“License Agreement”) entered into with Zeroloft Corp. (“Zeroloft”) on January 14, 2010.  License Agreement acquisition costs were $3,888,888 at June 30, 2011 and at June 30, 2010. These costs are presented on the consolidated balance sheet net of impairment charge and accumulated amortization of $3,888,888 and $355,859 at June 30, 2011 and June 30, 2010, respectively. The Company amortized the License Agreement using the straight-line method over its estimated remaining useful life, which was estimated at 5 years. The Company recorded amortization expense of $392,085 and $355,859 related to intangible asset subject to amortization during the year ended June 30, 2011 and 2010, respectively.

The Company evaluates its long-lived assets for indicators of possible impairment. The intangible asset subject to amortization held and used by the Company is reviewed for impairment whenever events or changes in circumstances indicate that its net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The most important factor in the calculation of the fair value of the intangible asset is the projected sales of Zeroloft products which are estimated by extrapolating the current growth trends of the product and applying judgment as to the appropriate future growth rate among other factors.  We conducted a test for impairment which was triggered because the Company did not reach its sales forecasts for Zeroloft products during the second and third quarters of the fiscal year ended June 30, 2011 due to delays in production of Zeroloft products.  An impairment charge of $3,140,944 and $0 was recorded and included in general and administrative expense in the statement of operations during the years ended June 30, 2011 and 2010, respectively.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 3 -         INTANGIBLE ASSET SUBJECT TO AMORTIZATION, NET (continued):

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

On May 19, 2010, the Company issued and Zeroloft Corp. agreed to accept 306,122 shares of common stock to pay $150,000 on the amount due to Zeroloft Corp.  On September 1, 2010, the balance due to Zeroloft Corp. was decreased by $442,912 by offsetting accrued receivable due to the Company by Zeroloft Corp. During the six months ended December 31, 2010, the Company and Zeroloft Corp. agreed to apply $129,207 of stock-based compensation paid on behalf of Zeroloft Corp. against the amount due to Zeroloft Corp.  At June 30, 2011, $277,881 (2010 - $850,000) is due to Zeroloft Corp.

Pursuant to the License Agreement, the Company has the right to sublicense and receive from sub licensees a minimum royalty of at least two and one half cents and up to ten cents ($0.025 - $0.10) US per square foot of thermal insulation or insulating fabric using or relating to one or more of the Trademarks or underlying technology and shall pay to Zeroloft Corp. a royalty of 50% of the net license revenue resulting from the manufacture, distribution or sale of products by sub-licensees.

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

Accrued receivables of $0 at June 30, 2011 (2010 - $554,143) comprise out-of-pocket costs incurred by the Company which are due from Zeroloft Corp.

 NOTE 4 -        RELATED PARTY ADVANCES AND LOANS PAYABLE:

As of June 30, 2011 and 2010, $219,627 and $120,627 of trade payables were due to a Series A Convertible Preferred stockholder, ASA Commerce.

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt outstanding at November 23, 2009 of $1,436,415 due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share.  At June 30, 2011, $1,942,806 (which was at June 30, 2010, $1,795,746) was owed by the Company to the President of which $0 (which was at June 30, 2010, $400,814) is included in long-term liabilities on the balance sheet and $0 is included in accrued expenses classified as long-term liabilities on the balance sheet (which was at June 30, 2010, $1,394,932).  Amounts due to the President are payable on demand, non-interest bearing and unsecured.

At June 30, 2011, $39,000 (which was at June 30, 2010, $0) was due to the Chief Financial Officer in accrued compensation owing.

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008. During the year ended June 30, 2011, the Company repaid $350,000 (2010 - $325,000) of the loan.  The remaining unpaid balance as of June 30, 2011 was $0 (2010 - $350,000). On January 20, 2011, all outstanding interest payable totaling $141,953 related to the promissory note was fully paid.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 5 -       ROYALTY PAYABLE

During the year ended June 30, 2011 the Company incurred a royalty expense of $424,971 (which was at June 30, 2010, $549,212) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the year ended June 30, 2011, the Company paid $0 (June 30, 2010 - $50,000) to Advanced.  Royalty payable at June 30, 2011 is $1,564,748 (which was at June 30, 2010, $1,139,776).

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

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 7 -         PREFERRED SHARES:

Series A Convertible Preferred Stock:

Series A Convertible Preferred Stock are convertible into shares of common stock at the option of the holder. Each share of Series A Convertible Preferred Stock is convertible into that number of shares of common stock of the Company as is equal to the original issue price of shares of Series A Convertible Preferred Stock of $1.00, by the conversion price of $5.10, subject to adjustment in certain cases. Each share of Series A Convertible Preferred Stock carries with it the right to 50 votes per Preferred A share. During the years ended June 30, 2011 and 2010 there were 2,113,556 Series A Convertible Preferred Stock outstanding.

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

Prior to filing the Amendment, Series B Stock had a conditional 4% dividend attached. The Company has no obligation to pay a dividend except in certain circumstances. The conditional dividend obligation accrued annually on the anniversary of each issuance whether the Board of Directors declares a dividend payment or not. All dividends were waived by the Holders of the Series B Preferred Stock for the years ended 2007, 2008 and 2009. If dividends were instead earned based on the accrual date of June 30, 2010 versus the anniversary dates, then an additional $86,667 in dividends would have been earned in the year ended June 30, 2010.

On June 7, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation, amending the Designation of Series B Stock contained in Section 4 of its Articles of Incorporation filed on May 10, 2010. In connection with the Amendment, each Series B is convertible into 17 shares (formerly 5.57 shares) of Common Stock. In addition, the right of Holders to approve certain transactions and certain issues of securities including but not limited to certain mergers, acquisitions, liquidations, sales of equity securities that are senior to the Series B Stock or the issuance of debt instruments in excess of $1,000,000 was removed.

The Series B Stock dividend has a priority over junior equity issuances upon the occurrence of a liquidating event. Additionally, no dividends may be paid to holders of common stock unless all cumulative Preferred Stock dividends have been paid.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 8 -        SHAREHOLDERS’ EQUITY:

During the year ended June 30, 2011, the Company issued 2,862,427 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $709,044 based on the quoted market price of the shares at time of issuance.

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

On November 1, 2010, 110,000 warrants were exercised at $0.001 per share of common stock for total cash proceeds of $110.

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

On January 3, 2011, the Company repriced warrants to purchase 225,000 shares of common stock, previously issued to the Chief Financial Officer.  The exercise price of 75,000 warrants originally issued on February 17, 2010 was reduced from $0.60 per share to $0.29 per share.  The exercise price of 75,000 warrants originally issued on April 1, 2010 was reduced from $0.62 per share to $0.29 per share.  The exercise price of 75,000 warrants originally issued on October 1, 2010 was reduced from $0.30 per share to $0.29 per share.  All other terms for these warrants remained unchanged.  The original term of these warrants was 3 years.  As a result of this repricing, the original warrants were deemed cancelled at their fair value and the repriced warrants were deemed issued at their fair value. The warrants were measured at their fair value on January 3, 2011 using the following Black-Scholes Model Assumptions: risk free interest (0.65% to 0.93%); expected volatility (195% to 203%); expected life equal to remaining legal life of the respective warrants and no dividends. The incremental fair value of these repriced warrants was valued at $2,500 and expensed immediately.

On January 5, 2011, 400,000 warrants with an exercise price of $0.10 expired.

On February 17, 2011, 100,000 and 100,000 warrants with an exercise price of $1.25 and $1.50, respectively, expired.

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

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 8-        SHAREHOLDERS’ EQUITY (continued):

On April 1, 2011, the Company issued 253,916 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through March 11, 2011.

Equity Instruments Issued for Services Rendered
During the years ended June 30, 2011 and 2010, the Company issued stock warrants and shares of common stock in exchange for services rendered to the Company.  The fair value of each stock warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock warrant.  Shares of common stock are valued at the quoted market price on the date of grant.  The fair value of each grant was charged to the related expense in the consolidated statement of operations for the services received.

The following is a summary of the common stock warrants granted, forfeited or expired and exercised:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2009	2,169,702	$0.52
Granted	2,010,000	$0.66
Forfeited or expired	(312,560)	$1.21
Exercised	(1,132,142)	$0.29
Outstanding June 30, 2010	2,735,000	$0.64
Granted	690,985	$0.14
Forfeited or expired	(625,000)	$0.64
Exercised	(110,000)	$0.001
Outstanding and exercisable – June 30, 2011	2,690,985	$0.52

As of June 30, 2011, the Company has the following warrants to purchase common stock outstanding:

Number of Warrants issued	Warrant Exercise Price Per Share	Warrant Expiration Date
250,000	$1.00	October 1, 2011
200,000	$0.12	January 1, 2012
200,000	$0.12	January 1, 2012
200,000	$0.12	January 1, 2012
350,000	$0.45	January 20, 2012
350,000	$0.75	January 20, 2012
200,000	$1.00	January 20, 2012
100,000	$1.50	January 20, 2012
12,500	$4.00	November 27, 2012
12,500	$4.00	November 27, 2012
175,000	$0.47	December 1, 2012
75,000	$0.29	February 18, 2013
340,985	$0.10	February 23, 2013
75,000	$0.29	April 1, 2013
75,000	$0.25	July 1, 2013
75,000	$0.29	October 1, 2013
2,690,985

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 9 -      STOCK OPTION PLANS:

As of June 30, 2011, there are three stock option plans in effect; the 1992 Directors' Stock Option Plan (“Directors' Plan”), 1992 Stock Option Plan (“Option Plan”) and the 2006 Equity Incentive Plan (“Incentive Plan”).

Directors Plan
The Directors' Plan allows for the grant of options to purchase up to 12,500 shares of the Company’s common stock at an exercise price no less than the stock market price at the date of grant.  Options granted under this Plan vest immediately and expire 10 years from the date of grant. The Board sets vesting and expiration dates.  No stock options have been granted under this plan since 2002. During the year ended June 30, 2011, 80 options expired. There were no stock options to purchase shares of common stock outstanding under Director’s Plan as at June 30, 2011.

Option Plan
The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates.  There were no stock options outstanding under the Option Plan at June 30, 2011 and 2010.  No stock options have been granted under this plan since 2002.

Incentive Plan
The Incentive Plan allows for the grant of options to employees, officers, directors, consultants, advisors of the Company and to any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company.  The number of common stock that may be issued under the Plan is 1,000,000 shares.  No participant of the Plan may be awarded more than 500,000 shares of common stock in any one fiscal year.  The exercise price cannot be less than 100% of the fair market value of the common stock on the date of the grant and may not have a life greater than ten years from the date of grant.  In the case of a shareholder representing more than 10% of the voting power of all classes of shares of the Company, the exercise price cannot be less than 110% of the fair market value of the common stock on the date of the grant and may not have a life greater than five years from the date of grant. At June 30, 2011 and 2010, options to purchase 425,000 shares of common stock were outstanding under the Incentive Plan.

Share-based compensation related to common stock option grants for the years ended June 30, 2011 and 2010 amounted to $0 and $174,983, respectively, and is reported in the consolidated statement of operations.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2009	160	$18.75
Granted	425,000	0.50
Forfeited or expired	(80)	12.50
Exercised	-	-
Outstanding - June 30, 2010	425,080	$0.50
Granted	-	-
Forfeited or expired	(80)	25.00
Exercised	-	-
Outstanding and exercisable – June 30, 2011	425,000	$0.50

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2011:

Exercise Price	Number Outstanding at June 30, 2011	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.50	425,000	0.88	-

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010
NOTE 10 -       INCOME TAXES:

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not those benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2011 and 2010.

Income taxes differ from the amount that would be computed by applying the Federal statutory income tax rates of 35% (2010 – 35%) as of June 30.  The reasons for the differences are as follows:

	2011	2010
Provision for income taxes:
Net loss	$(6,207,600)	$(4,477,564)
Adjustments:
Unearned income	103,610	-
Non-deductible entertainment	9,323	7,761
Tax depreciation over book	3,268	5,541
Tax amortization over book	(917,096)	(823,692)
Non-deductible impairment losses	3,490,478	-
Tax loss	(3,518,017)	(5,287,954)
Federal statutory income tax rate	35%	35%
	1,231,306	1,850,784
Change in valuation allowance	(1,231,306)	(1,850,784)
	-	-

 Deferred tax assets and liabilities consist of the following as of June 30:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$10,081,654	$8,850,348
Less valuation allowance	(10,081,654)	(8,850,348)
Net deferred tax asset	$-	$-

The tax years 1996 through 2010 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months. As the Company is based in Canada, there are no material state net operating loss carryforwards.

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

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America.  As such, included in cash and cash equivalents is restricted cash of $78,198 and $79,842 at June 30, 2011 and 2010, respectively.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 11 -       CONTINGENCIES AND COMMITMENTS (Continued):

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

In May 2009, the Company entered into a lease agreement for office space in Toronto, Canada for a four year period. Rent expense (including taxes) for the years ended June 30, 2011 and 2010 aggregated $44,442 and $46,506, respectively. In addition, the Company rents office space on a month to month basis in Buffalo, New York for which it pays $219 per month. Future annual minimum lease payments, including taxes, are as follows:

2012	$49,946
2013	49,946
$99,892

(c)	Royalty agreement:

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

On October 12, 2009, the Board approved the appointment of Mr. Philip Clark as Chief Financial Officer of the Company.  Mr. Clark was compensated $3,000 Canadian dollars per month in cash for the three months ended December 31, 2009.  Commencing January 1, 2010 Mr. Clark’s compensation was $2,000 Canadian dollars per month in cash and 75,000 warrants to purchase shares of common stock per quarterly period with an exercise price equal to the closing price on the first day of each quarter and with a life of three years. On April 26, 2011, the Board of Directors approved a one year contract for Mr. Clark commencing January 1, 2011. Under the terms of contract, Mr. Clark’s compensation is $3,000 Canadian dollars per month paid in cash and deferred cash fee of $6,500 per month payable in cash, shares of common stock or warrants at the option of Mr. Clark. The exercise price of the warrants issued on February 17, 2010, April 1, 2010 and October 1, 2010 was reset to the closing price of AREM shares of common stock effective and on January 3, 2011 of $0.29 per share.

On October 15, 2009 the Board of Directors approved a contract for Mr. Dmitry Sindalovsky, Materials and Manufacturing Consultant. Under the terms of the agreement, Mr. Sindalovsky is compensated with 70,000 of 144 Rule common shares per month issued at the 5 day closing average at the date of issue.  This contract expired on September 30, 2010. On November 12, 2010, the Board of Directors approved a contract for Mr. Sindalovsky for the period October 1, 2010 to September 30, 2011. Under the terms of the agreement, Mr. Sindalovsky is compensated with 250,000 of 144 Rule common shares per quarter.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 12 -       RISK MANAGEMENT:

Credit risk

The Company is subject to risk of non-payment on its trade accounts receivable. For the year ended June 30, 2011, three customers (2010 – two customers), respectively, represent approximately 36%, 15% and 13% of revenues (2010 – 23% and 10%) and 31%, 25% and 8% (2010 – 29% and 13%) of the total outstanding accounts receivable. Management continually monitors its credit terms with customers to reduce credit risk exposure.

For the year ended June 30, 2011, the Company purchased approximately 55% and 41% of its inventory from two vendors (2010 – two vendors 49% and 43%). The accounts payable to these vendors aggregated approximately $255,234 and $261,000 as of June 30, 2011 and 2010, respectively.

NOTE 13 -       SUBSEQUENT EVENTS:

Subsequent to period end, the Company issued 3,195,114 shares of its common stock to consultants for an aggregate value of $356,794 based on the quoted market price of the shares at time of issuance.

On July 1, 2011, the Company issued 368,158 shares of its common stock to holders of Series B Stock for accrued dividends of $60,000 through to June 30, 2011.