Form 10-Q
period 2011-09-30
American Rare Earths & Materials, Corp.
filed 2011-11-10
CIK 797662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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
Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 30,053,734 shares of common stock, par value $0.001 per share as of November 10, 2011.

American Rare Earths and Materials, Corp. and Subsidiaries

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2011	June 30, 2011
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents (includes restricted cash of $78,778 and $78,198 as of September 30, 2011 and June 30, 2011, respectively (Note 12))	$138,283	$256,461
Accounts receivable - net of allowance for doubtful accounts of $25,307 and $24,799 as of September 30, 2011 and June 30, 2011, respectively	269,340	492,240
Inventories, net	580,132	536,716
Prepaid expenses and other current assets	169,155	104,272
TOTAL CURRENT ASSETS	1,156,910	1,389,689
FIXED ASSETS, NET	37,587	41,923

TOTAL ASSETS	$1,194,497	$1,431,612

- LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT) -

CURRENT LIABILITIES:
Accounts payable	$642,043	$735,341
Accounts payable - related party	242,076	242,076
Royalty payable	1,616,781	1,564,748
Accrued expenses	914,535	910,723
Accrued expenses – related parties	1,645,492	1,580,992
Deferred revenue	664	160
Loans and advances – related party	158,738	158,738
Dividends payable	60,000	60,000
Due to Zeroloft Corp.	277,881	277,881
TOTAL CURRENT LIABILITIES	5,558,210	5,530,659

CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.10 par value, authorized undesignated 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding as of September 30, 2011 and June 30, 2011	2,114	2,114
Series B Convertible Preferred stock, $0.10 par value, authorized 353,000 shares, 352,945 shares issued and outstanding as of September 30, 2011 and June 30, 2011	35,295	35,295
Common stock, $0.001 par value; 300,000,000 shares authorized, 29,345,571 and 25,782,299 issued and outstanding at September 30, 2011 and June 30, 2011, respectively	29,345	25,782
Additional paid-in capital	33,937,562	33,524,331
Accumulated deficit	(38,368,029)	(37,686,569)
TOTAL SHAREHOLDERS’ DEFICIT	(4,363,713)	(4,099,047)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,194,497	$1,431,612

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

REVENUES	$442,473	$650,902

COSTS OF SALES	299,523	425,978

GROSS PROFIT	142,950	224,924

GENERAL AND ADMINISTRATIVE EXPENSES	764,410	1,171,183

LOSS FROM OPERATIONS	(621,460)	(946,259)

OTHER INCOME (EXPENSE)
Interest income	-	224
Interest expense	-	(3,836)
	-	(3,612)

LOSS BEFORE PROVISION FOR INCOME TAXES	(621,460)	(949,871)

Provision for income taxes	-	-

NET LOSS	(621,460)	(949,871)

Dividends on Series B Preferred Convertible Stock	(60,000)	(60,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(681,460)	$(1,009,871)

Basic and diluted net loss available to common shareholders per share	$(0.02)	$(0.04)

Basic and diluted weighted average shares outstanding	28,069,459	22,269,667

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Number of Shares in Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance, June 30, 2011	$2,114	$35,295	25,782,299	$25,782	$33,524,331	$(37,686,569)		$(4,099,047)
Issuance of common stock for services	-	-	3,195,114	3,195	353,599	-		356,794
Dividends on Series B Convertible Preferred Stock, paid in common stock	-	-	368,158	368	59,632	(60,000)		-

Net loss	-	-	-	-	-	(621,460)		(621,460)

Balance, September 30, 2011	$2,114	$35,295	29,345,571	$29,345	$33,937,562	$(38,368,029)	$	(4,363,713)

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(621,460)	$(949,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensatory common stock and warrants	356,794	163,179
Depreciation	4,336	5,150
Amortization of intangible asset	-	196,043
Accrued interest	-	(216)
Changes in:
Accounts receivable	222,900	369,506
Inventories	(43,416)	131,248
Prepaid expenses and other current assets	(64,883)	264,606
Accounts payable, accrued expenses and royalty payable	27,047	(117,241)
Deferred revenue	504	303,171
Due to Zeroloft	-	(72,585)
Net cash provided by (used in) operating activities	(118,178)	292,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term investments	-	251,875
Net cash provided by (used in) investing activities	-	251,875

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable - shareholder	-	(200,000)
Net cash provided by (used in) financing activities	-	(200,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(118,178)	344,865

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	256,461	513,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,283	$857,900

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Issuance of shares of common stock for dividends	$60,000	$60,000
Repayment of amount due to Zeroloft Corp. through application of receivable from Zeroloft Corp. for certain reimbursable costs	$-	$442,912

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements.  All significant inter-company accounts and transactions have been eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated balance sheet at June 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2011.

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (weighted-average method) or market and are comprised as follows:

	September 30, 2011	June 30, 2011
Finished goods	$1,230,333	$1,207,345
Components	221,083	221,101
	1,451,416	1,428,446
Less: Provision for obsolescence	(871,284)	(891,730)
	$580,132	$536,716

Included in revenues on the condensed consolidated statement of operations for the three months ended September 30, 2011 is the recovery of out of pocket expenses paid on behalf of Zeroloft Corp. and Zeroloft sales of $102,658 (September 30, 2010 - $267,220).  Cost of sales includes $16,814 of expenditures related to Zeroloft activities (September 30, 2010 - $93,363) and general and administrative expenses includes $85,844 of expenditures related to Zeroloft activities (September 30, 2010 - $173,881) and amortization of intangible asset of $0 (September 30, 2010 - $196,043).

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Key financial information follows:
	As at and for the three months ended September 30, 2011	As at and for the year ended June 30, 2011
Negative working capital	$(4,401,300)	$(4,140,970)
Net loss	$(621,460)	$(6,207,600)
Accumulated deficit	$(38,368,029)	$(37,686,569)

As shown in the accompanying condensed consolidated financial statements, during the three months ended September 30, 2011, the Company incurred a net loss of $621,460 and cash utilized in operations during this period of $118,178.

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

Absent these continuing advances, services and financings, the Company could not continue with the development and marketing of its golf, fishing and Zeroloft products. Management’s plans for the Company include more aggressive marketing, obtaining additional capital to fund operations and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in fulfilling all components of its plans. The failure to achieve these plans will have a material adverse effect on the Company’s consolidated financial position, results of operations and ability to continue as a going concern.

NOTE 4	RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Compensation – Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, July 1, 2011 for AREM. The adoption of ASU 2010-13 did not have a material impact on the Company’s condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5	RELATED PARTY ADVANCES AND LOANS PAYABLE

As of September 30, 2011 and June 30, 2011, $219,627 of trade payables were due to a Series A Convertible Preferred shareholder, ASA Commerce.

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt outstanding at November 23, 2009 of $1,436,415 due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share.  At September 30, 2011, $1,987,806 (which was at June 30, 2011, $1,942,806) was owed by the Company to the President.

At September 30, 2011, $58,500 (which was at June 30, 2011, $39,000) was due to the Chief Financial Officer in accrued compensation owing.

Amounts due to the President and Chief Financial Officer are payable on demand, non-interest bearing and unsecured.  In absence of an earlier demand, amounts due are payable on June 30, 2016.

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008. On October 12, 2010, the Company repaid the remaining outstanding principal balance of $150,000.  On January 20, 2011, all outstanding interest payable totaling $141,953 related to the promissory note was fully paid.

NOTE 6	ACCRUED EXPENSES AND ROYALTY PAYABLE

Included in accrued expenses are fees due to a consultant of $556,861. Amounts due to the consultant are payable on demand, non-interest bearing and unsecured.  In absence of an earlier demand, amounts due are payable on June 30, 2016.

During the three months period ended September 30, 2011, the Company incurred a royalty expense of $52,033 (which was at September 30, 2010, $64,327) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the three months ended September 30, 2011, the Company paid $0 (September 30, 2010 - $0) to Advanced.  Royalty payable at September 30, 2011 is $1,616,781 (which was at June 30, 2011, $1,564,748).

NOTE 7	LOSS PER SHARE

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

For the three months ended September 30, 2011 and 2010, the effect of stock options and other potentially dilutive shares was excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive.  Therefore, diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at September 30, 2011 and 2010 have been excluded from the three month diluted loss per share computations:

	September 30, 2011	September 30, 2010
Warrants	2,690,985	2,810,000
Convertible Preferred stock	6,414,488	2,380,326
Due to Related Party	3,747,590	3,747,590
Options	425,000	425,000

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8	SHAREHOLDERS’ EQUITY

During the three months ended September 30, 2011, the Company issued 3,195,114 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $356,794 based on the quoted market price of the shares at time of issuance.

At July 1, 2011, the Company issued 368,158 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred Stock for accrued dividends through June 30, 2011.

NOTE 9	STOCK OPTION PLANS

As of September 30, 2011, there are three stock option plans in effect; the 1992 Directors' Stock Option Plan (“Directors' Plan”), 1992 Stock Option Plan (“Option Plan”) and the 2006 Equity Incentive Plan (“Incentive Plan”).

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

Option Plan
The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates.  There were no stock options outstanding under the Option Plan at September 30, 2011.  No stock options have been granted under this plan since 2002.

Incentive Plan
The Incentive Plan allows for the grant of options to employees, officers, directors, consultants, advisors of the Company and to any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company.  The number of common stock that may be issued under the Incentive Plan is 1,000,000 shares.  No participant of the Incentive Plan may be awarded more than 500,000 shares of common stock in any one fiscal year.  The exercise price cannot be less than 100% of the fair market value of the common stock on the date of the grant and may not have a life greater than ten years from the date of grant.  In the case of a shareholder representing more than 10% of the voting power of all classes of shares of the Company, the exercise price cannot be less than 110% of the fair market value of the common stock on the date of the grant and may not have a life greater than five years from the date of grant. At September 30, 2011, options to purchase 425,000 shares of common stock were outstanding under the Incentive Plan.
The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2010	425,080	$0.50
Granted	-	-
Forfeited or expired	(80)	25.00
Exercised	-	-
Outstanding - June 30, 2011	425,000	$0.50
Granted	-	-
Forfeited or expired	-	-
Exercised	-	-
Outstanding and exercisable – September 30, 2011	425,000	$0.50

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2011:
Exercise Price	Number Outstanding at September 30, 2011	Average Remaining Life (Years)	Aggregate Aggregate Intrinsic Value
$0.50	425,000	0.63	-

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10	RISK MANAGEMENT

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the three months ended September 30, 2011, three customers (which was as of September 30, 2010, three customers) represent approximately 54% of sales (which was as of September 30,. 2010, 47%), and four customers represent approximately 80% (which was as of September 30, 2010, 61%) of the total outstanding accounts receivable as of September 30, 2011. Management continually monitors its credit terms with customers to reduce credit risk exposure.

NOTE 11	FAIR VALUE MEASUREMENTS

The Company adopted FASB Accounting Standard Codification (“ASC”) 820 for all financial assets and liabilities measured at fair value on a recurring basis.  The Company adopted FASB ASC 820 effective July 1, 2009 for all non-financial assets and liabilities.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

The carrying amounts on the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accounts payable – related parties, royalty payable, accrued expenses, accrued expenses – related parties and current and long-term debt are carried at cost, which approximates market value. Short-term investments comprised a redeemable guaranteed investment certificate earning interest at 0.75% per annum which matured on August 12, 2010. The proceeds upon maturity from the redeemable guaranteed investment certificate were transferred to cash and cash equivalents.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12	CONTINGENCIES

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

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America.  As such, included in cash and cash equivalents is restricted cash of $78,778 and $78,198 at September 30, 2011 and June 30, 2011, respectively.

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

NOTE 13	SUBSEQUENT EVENTS

From October 1, 2011 to November 10, 2011, the Company issued 52,671 shares of its common stock to consultants for an aggregate value of $2,807 based on the quoted market price of the shares at time of issuance.

On October 3, 2011, the Company issued 655,492 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through September 30, 2011.

Such issuances of securities of the Company were made pursuant to the exemptions from registration contained in Rule 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On October 1, 2011, 250,000 warrants with an exercise price of $1.00 expired.

On October 4, 2011, the Company entered into an unsecured promissory note of $150,000 Canadian dollars with a director of the Company with a stated interest rate of 10%. The note is repayable within 14 days from a written notice of demand.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss of $621,460 for the three months ended September 30, 2011 and an accumulated deficit of $38,368,029.

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

Results of Operations

Three months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, the Company had revenue of $442,473 which includes non-cash barter revenue of $800 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $102,658 which is a decrease of 32% over the prior year’s revenues for the comparable period of $650,902 which includes non-cash barter revenue of $1,702.  This decrease is primarily the result of a decrease in the reimbursement of out-of-pocket costs incurred on behalf of Zeroloft and sales of Zeroloft products of $102,658 in the current period.

For the three months ended September 30, 2011, the Company incurred costs of sales of $299,523 which is an decrease of 30% over the prior year’s costs of sales of $425,978. This decrease is primarily the result of decrease in our sales.

For the three months ended September 30, 2011, the Company incurred general and administrative expenses of $764,410, which is a decrease of 35% of general and administrative expenses for the comparable period in the prior year of $1,171,183.   Included in general and administrative expense is a non-cash charge of $356,794 representing the value of compensatory common stock and warrants for services provided by consultants, representing an increase in these non-cash charges over the prior year period of $163,179. The decrease in general and administrative expenses is primarily the result of a decrease in professional fees paid for investor relations, a decrease in amortization expense of an intangible asset and a decrease in expenses paid on behalf of and recovered from ZeroLoft Corp.

For the three month period ended September 30, 2011, the Company recognized interest income of $0, and incurred interest expense of $0, as compared to interest income of $224, and interest expense of $3,836, for the comparable prior year period. These expenses decreased during the current period primarily as a result of the payment in full of outstanding principal and interest of a loan payable to shareholder in the prior period.  The reduction in these outstanding debts resulted in the decrease in interest expense.

Accordingly, for the three months period ended September 30, 2011, the Company had a net loss of $621,460, as compared with the three month period ended September 30, 2010 in which the Company had a net loss of $949,871, or an decrease of 35%, as a result of the decrease in general and administrative expenses noted above.

Our net accounts receivable balances were $269,340 and $492,240 at September 30, 2011 and June 30, 2011, respectively.  The decrease in accounts receivable compared to June 30, 2011 is primarily due to decrease in fishing sales during the three months ended September 30, 2011. The Company is subject to risk of non-payment of its trade accounts receivable. For the three months ended September 30, 2011, three customers (which was as of 2010, three customers) represent approximately 54% of sales (which was as of 2010, 47%), and four customers represent approximately 80% (which was as of 2010, 61%) of the total outstanding accounts receivable as of September 30, 2011. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our net inventory balances were $580,132 and $536,716 at September 30, 2011 and, June 30, 2011, respectively. The increase in our inventory balance is primarily a result of inventory in-transit at period end and the recovery of previously written off golf inventory. We concentrate our new purchases of inventory on where we anticipate our future sales; golf shafts and our best selling SKUs.

Our royalty payable and accrued expenses were in total $4,176,808 and $4,056,463 at September 30, 2011 and June 30, 2011, respectively.  The increase in the balances is primarily due to unpaid royalties to Advanced Light Alloys and unpaid compensation to senior management. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of September 30, 2011 of $4,401,300.  The Company retains consultants to perform development and public company reporting activities in exchange for stock of the Company.  At June 30, 2011, we had a working capital deficiency of $4,140,970. Our working capital deficiency is due to unpaid royalties and unpaid management compensation. Our continuation as a going concern will require that we raise significant additional capital. Included in accrued expenses is $1,987,806 owed by the Company to the President (which was at June 30, 2011, $1,942,806).  There is no assurance that consultants will continue to accept stock compensation for services.  If consultants discontinue accepting stock compensation we may not be able to continue to retain the services of such consultants.

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

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the three months ended September 30, 2011, three customers (which was as of September 30, 2010, three customers) represent approximately 54% of sales (which was as of September 30,. 2010, 47%), and four customers represent approximately 80% (which was as of September 30, 2010, 61%) of the total outstanding accounts receivable as of September 30, 2011. Management continually monitors its credit terms with customers to reduce credit risk exposure.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended June 30, 2011. Our critical accounting policies and estimates have not changed materially during the three months ended September 30, 2011.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, except the following:

The market price of our common stock may limit its eligibility for clearing house deposit.

We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades in our securities.  This would materially and adversely affect the marketability and liquidity of our shares and, accordingly may materially and adversely affect the value of an investment in our common stock.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, the Company issued 2,450,000 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $275,750.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

At July 1, 2011, the Company issued 368,158 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred stock for accrued dividends through June 30, 2011. The shares were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Act.

ITEM 3	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4	REMOVED AND RESERVED

ITEM 5	OTHER INFORMATION

From October 1, 2011 to November 10, 2011, the Company issued 52,671 shares of its common stock to consultants for an aggregate value of $2,807 based on the quoted market price of the shares at time of issuance.

On October 1, 2011, the Company issued 655,492 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through September 30, 2011.

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

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.

10.10	Extension and Modification of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 22, 2009.

10.11	Investment Banking Agreement with Legend Securities, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 15, 2009.

10.12	Trademark License and Product Distribution Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2010.

10.13	Management Agreement with Zeroloft Corp., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2009

10.14	Consulting Agreement with Gaynell Douglas dated May 1, 2010, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.15	Consulting Agreement with Yell Services, dated October 1, 2009, incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.16	Consulting Agreement with Altaf Kassam, dated October 1, 2009, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.17	Consulting Agreement with Tolkun Salieva, dated October 1, 2009, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.18	Consulting Agreement with Charles E. Fitzgerald, dated May 1, 2010, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.19	Employment Agreement with Nataliya Hearn, Ph.D., dated January 1, 2009, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.20	Consulting Agreement with Dorset Solutions, Inc, dated November 19, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.21	Consulting Agreement with Dorset Solutions, Inc, dated January 1, 2010, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.22	Consulting Agreement with Yell Services, dated October 1, 2010, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q, filed on February 11, 2011.

10.23	Consulting Agreement with Altaf Kassam, dated October 1, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q, filed on February 11, 2011.

10.24	Consulting Agreement with Tolkun Salieva, dated October 1, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q, filed on February 11, 2011.

10.25	Consulting Agreement with Jeff Manore, dated October 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q, filed on February 11, 2011.

10.26	Consulting Agreement with Henry Waszczuk, dated October 21, 2010, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q, filed on February 11, 2011.

10.27	Consulting Services Agreement with Philip Clark, dated January 1, 2011

14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed on September 24, 2010.

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.++

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.++

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

++filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Rare Earths and Materials, Corp.

November 10, 2011	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
Chairman, Chief Executive Officer and President

November 10, 2011	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA
Chief Financial Officer