Form 10-Q
period 2011-12-31
American Rare Earths & Materials, Corp.
filed 2012-02-13
CIK 797662

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 33,391,152 shares of common stock, par value $0.001 per share as of February 13, 2012.

American Rare Earths and Materials, Corp. and Subsidiaries

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	June 30, 2011
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents (includes restricted cash of $78,118 and $78,198 as of December 31, 2011 and June 30, 2011, respectively (Note 12))	$230,311	$256,461
Accounts receivable - net of allowance for doubtful accounts of $25,307 and $24,799 as of December 31, 2011 and June 30, 2011, respectively	567,647	492,240
Inventories, net	474,454	536,716
Prepaid expenses and other current assets	150,203	104,272
TOTAL CURRENT ASSETS	1,422,615	1,389,689

FIXED ASSETS, NET	33,251	41,923
TOTAL ASSETS	$1,455,866	$1,431,612

- LIABILITIES AND SHAREHOLDERS’ DEFICIT-

CURRENT LIABILITIES:
Accounts payable	$608,838	$735,341
Accounts payable - related party	242,076	242,076
Royalty payable	1,732,772	1,564,748
Accrued expenses	940,220	910,723
Accrued expenses – related parties	1,709,992	1,580,992
Deferred revenue	625	160
Loans and advances – related party	158,738	158,738
Dividends payable	60,000	60,000
Loan payable – related party	347,441	-
Due to Zeroloft Corp.	277,881	277,881
TOTAL CURRENT LIABILITIES	6,078,583	5,530,659

CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.10 par value, authorized undesignated 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding as of December 31, 2011 and June 30, 2011	2,114	2,114
Series B Convertible Preferred stock, $0.10 par value, authorized 353,000 shares, 352,945 shares issued and outstanding as of December 31, 2011 and June 30, 2011	35,295	35,295
Common stock, $0.001 par value; 300,000,000 shares authorized, 30,950,201 and 25,782,299 issued and outstanding at December 31, 2011 and June 30, 2011, respectively	30,950	25,782
Additional paid-in capital	34,062,091	33,524,331
Accumulated deficit	(38,753,167)	(37,686,569)
TOTAL SHAREHOLDERS’ DEFICIT	(4,622,717)	(4,099,047)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,455,866	$1,431,612

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010

REVENUES	$1,142,243	$1,742,902	$699,770	$ 1,091,999

COSTS OF SALES	855,784	897,853	556,261	471,874

GROSS PROFIT	286,459	845,049	143,509	620,125

GENERAL AND ADMINISTRATIVE EXPENSES	1,228,808	2,700,030	464,398	1,528,847
LOSS FROM OPERATIONS	(942,349)	(1,854,981)	(320,889)	(908,722)

OTHER INCOME (EXPENSE)
Interest income	-	296	-	72
Interest expense	(4,249)	(4,329)	(4,249)	(493)
	(4,249)	(4,033)	(4,249)	(421)

LOSS BEFORE PROVISION FOR INCOME TAXES	(946,598)	(1,859,014)	(325,138)	(909,143)

Provision for income taxes	-	-	-	-

NET LOSS	(946,598)	(1,859,014)	(325,138)	(909,143)

Dividends on Series B Preferred Convertible stock	(120,000)	(120,000)	(60,000)	(60,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,066,598)	$(1,979,014)	$(385,138)	$(969,143)

Basic and diluted net loss per share available to common stockholders	$(0.04)	$(0.09)	$(0.01)	$(0.04)

Basic and diluted weighted average shares outstanding	28,707,566	22,789,636	30,381,830	23,309,561

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Number of Shares in Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, June 30, 2011	$2,114	$35,295	25,782,299	$25,782	$33,524,331	$(37,686,569)	$(4,099,047)
Issuance of common stock for services	-	-	4,144,252	4,144	418,784	-	422,928
Dividends on Series B Convertible Preferred Stock, paid in common stock	-	-	1,023,650	1,024	118,976	(120,000)	-
Net loss	-	-	-	-	-	(946,598)	(946,598)

Balance, December 31, 2011	$2,114	$35,295	30,950,201	$30,950	$34,062,091	$(38,753,167)	$(4,622,717)

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(946,598)	$(1,859,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensatory common stock and warrants	422,928	387,165
Depreciation	8,672	10,306
Amortization of intangible asset	-	392,086
Foreign exchange loss	7,437	-
Accrued interest	-	(216)
Changes in:
Accounts receivable	(75,407)	355,936
Inventories	62,262	15,614
Prepaid expenses and other current assets	(45,931)	449,778
Accounts payable, accrued expenses and royalty payable	204,267	399,819
Deferred revenue	465	311,253
Due to Zeroloft	-	(129,208)
Net cash provided by (used in) operating activities	(361,905)	333,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from short-term investments	-	251,875
Net cash provided by (used in) investing activities	-	251,875

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable - shareholder	-	(350,000)
Loan payable – related party	335,755	-
Exercise of warrants	-	110
Net cash provided by (used in) financing activities	335,755	(349,890)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,150)	235,504

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	256,461	513,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$230,311	$748,539

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Issuance of shares of common stock for dividends	$120,000	$120,000
Repayment of amount due to Zeroloft Corp. through application of receivable from Zeroloft Corp. for certain reimbursable costs	$-	$442,912

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (weighted-average method) or market and are comprised as follows:

	December 31, 2011	June 30, 2011
Finished goods	$1,122,709	$1,207,345
Components	220,917	221,101
	1,343,626	1,428,446
Less: Provision for obsolescence	(869,172)	(891,730)
	$474,454	$536,716

Included in revenues on the condensed consolidated statement of operations for the six months ended December 31, 2011 is the recovery of out of pocket expenses paid on behalf of Zeroloft Corp. and Zeroloft sales of $102,658 (December 31, 2010 - $870,598). Cost of sales includes $16,814 of expenditures related to Zeroloft activities (December 31, 2010 - $223,532) and general and administrative expenses includes $85,844 of expenditures related to Zeroloft activities (December 31, 2010 - $642,533) and amortization of intangible asset of $0 (December 31, 2010 - $392,086).

Included in revenues on the condensed consolidated statement of operations for the three months ended December 31, 2011 is the recovery of out of pocket expenses paid on behalf of Zeroloft Corp. and Zeroloft sales of $0 (December 31, 2010 - $603,378). Cost of sales includes $0 of expenditures related to Zeroloft activities (December 31, 2010 - $130,169) and general and administrative expenses includes $0 of expenditures related to Zeroloft activities (December 31, 2010 - $468,651) and amortization of intangible asset of $0 (December 31, 2010 - $196,043).

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

Key financial information follows:

	As at and for the six months ended December 31, 2011	As at and for the year ended June 30, 2011
Negative working capital	$(4,655,968)	$(4,140,970)
Net loss	$(946,598)	$(6,207,600)
Accumulated deficit	$(38,753,167)	$(37,686,569)

As shown in the accompanying condensed consolidated financial statements, during the six months ended December 31, 2011, the Company incurred a net loss of $946,598 and cash utilized in operations during this period of $361,905.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the second quarter of fiscal 2012, or which are expected to impact future periods that were not already adopted and disclosed in prior periods.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5	RELATED PARTY ADVANCES AND LOANS PAYABLE

As of December 31, 2011 and June 30, 2011, $219,627 of trade payables were due to a Series A Convertible Preferred shareholder, ASA Commerce.

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt outstanding at November 23, 2009 of $1,436,415 due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share. At December 31, 2011, $2,032,806 (which was at June 30, 2011, $1,942,806) was owed by the Company to the President.

At December 31, 2011, $78,000 (which was at June 30, 2011, $39,000) was due to the Chief Financial Officer in accrued compensation owing.

Amounts due to the President and Chief Financial Officer are payable on demand, non-interest bearing and unsecured. In absence of an earlier demand, amounts due are payable on June 30, 2016.

At December 31, 2011, $347,441 (which was at June 30, 2011, $0) loan payable, including accrued interest, is due to a director of the Company. The loan is repayable in $350,000 Canadian dollars, unsecured, due on demand and bears an interest of 10%. The Company incurred interest expense of $4,249 (which was at December 31, 2010, $0) related to the loan payable. The director has demanded that $150,000 Canadian dollars and $200,000 Canadian dollars for the loan payable be repaid on or before April 4, 2012 and April 20, 2012, respectively.

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008. The note went into default. On October 12, 2010, the Company repaid the remaining outstanding principal of $150,000 and on January 20, 2011, remaining outstanding interest payable totaling $141,953 related to the promissory note was fully paid. The Company incurred interest expense of $0 (which was at December 31, 2010, $4,329) related to the promissory note.

NOTE 6	ACCRUED EXPENSES AND ROYALTY PAYABLE

Included in accrued expenses are fees due to a consultant of $556,861 (which was at June 30, 2011, $556,861). Amounts due to the consultant are payable on demand, non-interest bearing and unsecured. In absence of an earlier demand, amounts due are payable on June 30, 2016.

During the six months period ended December 31, 2011, the Company incurred a royalty expense of $168,025 (which was at December 31, 2010, $145,811) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the six months ended December 31, 2011, the Company paid $0 (December 31, 2010 - $0) to Advanced. Royalty payable at December 31, 2011 is $1,732,772 (which was at June 30, 2011, $1,564,748).

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

For the three and six months ended December 31, 2011 and 2010, the effect of stock options and other potentially dilutive shares was excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive. Therefore, diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at December 31, 2011 and 2010 have been excluded from the six and three month diluted loss per share computations:

	December 31, 2011	December 31, 2010
Warrants	2,440,985	2,750,000
Convertible Preferred stock	6,414,488	2,380,326
Due to Related Party	3,747,590	3,747,590
Options	425,000	425,000

NOTE 8	SHAREHOLDERS’ EQUITY

During the six months ended December 31, 2011, the Company issued 4,144,252 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $422,928 based on the quoted market price of the shares at time of issuance.

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

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9	STOCK OPTION PLANS

As of December 31, 2011, there are four stock option plans in effect; the 1992 Directors' Stock Option Plan (“Directors' Plan”), 1992 Stock Option Plan (“Option Plan”) and the 2006 Equity Incentive Plan (“Incentive Plan”) and 2011 Equity Compensation Plan (“Compensation Plan”).

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

Option Plan

The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates. There were no stock options outstanding under the Option Plan at December 31, 2011. No stock options have been granted under this plan since 2002.

Incentive Plan

The Incentive Plan allows for the grant of options to employees, officers, directors, consultants, advisors of the Company and to any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The number of common stock that may be issued under the Incentive Plan is 1,000,000 shares. No participant of the Incentive Plan may be awarded more than 500,000 shares of common stock in any one fiscal year. The exercise price cannot be less than 100% of the fair market value of the common stock on the date of the grant and may not have a life greater than ten years from the date of grant. In the case of a shareholder representing more than 10% of the voting power of all classes of shares of the Company, the exercise price cannot be less than 110% of the fair market value of the common stock on the date of the grant and may not have a life greater than five years from the date of grant. At December 31, 2011, options to purchase 425,000 shares of common stock were outstanding under the Incentive Plan.

Compensation Plan

The Compensation Plan provides a flexible framework that will permit the Board of Directors of the Company to develop and implement a variety of stock-based compensation programs based on the need to engage and retain officers, employees, director and consultant, the changing needs of the Company, its competitive market, and regulatory climate. The number of common stock awards that may be issued under the Compensation Plan is 9,000,000 shares of common stock in a calendar year. An award means a restricted stock award, a restricted stock unit award, a performance award, a dividend equivalent award, a deferred stock award, a stock payment award, an option award or warrant award. The exercise price of an award cannot be less than 100% of the fair market value of the common stock on the date of the grant and may not have a life greater than ten years from the date of grant. No stock options have been granted under this plan.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2010	425,080	$0.50
Granted	-	-
Forfeited or expired	(80)	25.00
Exercised	-	-
Outstanding and exercisable - June 30, 2011 and December 31, 2011	425,000	$0.50

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2011:

Exercise Price	Number Outstanding at December 31, 2011	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.50	425,000	0.38	$-

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10	RISK MANAGEMENT

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the six months ended December 31, 2011, three customers (which was as of December 31, 2010, four customers) represent approximately 85% of revenues (which was as of December 31, 2010, 76%), and three customers (which was as of December 31, 2010 four customers) represent approximately 74% (which was as of December 31, 2010, 77%) of the total outstanding accounts receivable as of December 31, 2011. Management continually monitors its credit terms with customers to reduce credit risk exposure.

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

The carrying amounts on the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accounts payable – related parties, royalty payable, accrued expenses, accrued expenses – related parties and current debt are carried at cost, which approximates fair value. Short-term investments comprised a redeemable guaranteed investment certificate earning interest at 0.75% per annum which matured on August 12, 2010. The proceeds upon maturity from the redeemable guaranteed investment certificate were transferred to cash and cash equivalents.

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

In December 2011, Ellenoff Grossman & Schole LLP, former attorney of the Company, (“Plaintiff”) filed suit against the Company in the Supreme Court of the State of New York, County of New York. The Plaintiff is seeking cash of $94,419, plus costs and interest based upon alleged breach of contract. While the Company believes that it has meritorious defenses, the ultimate resolution of the matter could result in a loss of up to $17,000 in excess of the amount accrued.

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest based upon alleged breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America. As such, included in cash and cash equivalents is restricted cash of $78,118 and $78,198 at December 31, 2011 and June 30, 2011, respectively.

In June 2010, Rick Smith Enterprises, Inc. (“Plaintiff”) filed a suit against the Company in the Circuit Court of the Ninth Judicial Circuit of the State of Florida in and for Orange County Civil Division. The Plaintiff is seeking cash of $175,000 and shares of common stock of the Company valued at $175,000 plus costs and interest based upon an alleged breach of contract. The Plaintiff is also seeking additional cash of $100,000 and shares of common stock of the Company valued at $100,000 for alleged continuing and anticipatory breach of contract. The action is in its very preliminary stages. As a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

NOTE 13	SUBSEQUENT EVENTS

From January 1, 2012 to February 13, 2012, the Company issued 1,216,451 shares of its common stock to consultants for an aggregate value of $60,000 based on the quoted market price of the shares at time of issuance.

On January 3, 2012, the Company issued 1,224,500 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through December 31, 2011.

Such issuances of securities of the Company were made pursuant to the exemptions from registration contained in Rule 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On January 1, 2012, 600,000 warrants with an exercise price of $0.12 expired.

On January 20, 2012, 350,000 warrants with an exercise price of $0.45, 350,000 warrants with an exercise price of $0.75, 200,000 warrants with an exercise price of $1.00 and 100,000 warrants with an exercise price of $1.50 expired.

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

On January 9, 2012, the Company incorporated a wholly owned subsidiary, Rare Eagle Corp. (“Rare Eagle”), under the laws of the State of Nevada. Rare Eagle was incorporated for the purpose of transferring certain assets, liabilities and operations of the Company, which have yet been determined, for the purpose of improving accountability of operations. Rare Eagle Corp. currently does not have assets, liabilities or operations.

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss of $946,598 for the six months ended December 31, 2011 and an accumulated deficit of $38,753,167 as of December 31, 2011.

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

Results of Operations

Three Months Ended December 31, 2011 and 2010

For the three months ended December 31, 2011, the Company had revenue of $699,770 which includes non-cash barter revenue of $0 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $0 which is a decrease of 36% over the prior year’s revenues for the comparable period of $1,091,999 which includes non-cash barter revenue of $477 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $603,378. This decrease is primarily the result of a decrease in the reimbursement of out-of-pocket costs incurred on behalf of Zeroloft and sales of Zeroloft products of $603,378 in the current period. Fishing sales for the three month ended December 31, 2011 increased by $220,939.

For the three months ended December 31, 2011, the Company incurred costs of sales of $556,261 which is a decrease of 18% over the prior year’s costs of sales of $471,874. This decrease is primarily the result of decrease in the reimbursement of out-of-pocket costs in revenue.

For the three months ended December 31, 2011, the Company incurred general and administrative expenses of $464,398, which is a decrease of 70% of general and administrative expenses for the comparable period in the prior year of $1,528,847. Included in general and administrative expense is a non-cash charge of $65,185 representing the value of compensatory common stock and warrants for services provided by consultants, representing a decrease in these non-cash charges over the prior year period of $223,986. The decrease in general and administrative expenses is primarily the result of a decrease in professional fees paid for investor relations, a decrease in amortization expense of an intangible asset and a decrease in expenses paid on behalf of and recovered from Zeroloft Corp.

For the three month period ended December 31, 2011, the Company recognized interest income of $0, and incurred interest expense of $4,249, as compared to interest income of $72, and interest expense of $493, for the comparable prior year period. Interest expense relates to accrued interest on loan payable to director.

Accordingly, for the three months period ended December 31, 2011, the Company had a net loss of $325,138, as compared with the three month period ended December 31, 2010 in which the Company had a net loss of $909,143, or a decrease of 65%, as a result of the decrease in general and administrative expenses noted above.

Six months Ended December 31, 2011 and 2010

For the six months ended December 31, 2011, the Company had revenue of $1,142,243 which includes non-cash barter revenue of $800 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $102,658 which is a decrease of 34% over the prior year’s revenues for the comparable period of $1,742,902 which includes non-cash barter revenue of $2,097 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $870,598. This decrease is primarily the result of a decrease in the reimbursement of out-of-pocket costs incurred on behalf of Zeroloft and sales of Zeroloft products of $767,940 in the current period. Fishing sales for the six month ended December 31, 2011 increased by $181,557.

For the six months ended December 31, 2011, the Company incurred costs of sales of $855,784 which is a decrease of 5% over the prior year’s costs of sales of $897,853. This decrease is primarily the result of decrease in the reimbursement of out-of-pocket costs in revenue.

For the six months ended December 31, 2011, the Company incurred general and administrative expenses of $1,228,808, which is a decrease of 55% of general and administrative expenses for the comparable period in the prior year of $2,700,030. Included in general and administrative expense is a non-cash charge of $422,928 representing the value of compensatory common stock and warrants for services provided by consultants, representing an increase in these non-cash charges over the prior year period of $387,165. The decrease in general and administrative expenses is primarily the result of a decrease in professional fees paid for investor relations, a decrease in amortization expense of an intangible asset and a decrease in expenses paid on behalf of and recovered from Zeroloft Corp.

For the six month period ended December 31, 2011, the Company recognized interest income of $0, and incurred interest expense of $4,249, as compared to interest income of $296, and interest expense of $4,329, for the comparable prior year period. Interest expense relates to accrued interest on loan payable to director.

Accordingly, for the six months period ended December 31, 2011, the Company had a net loss of $946,598, as compared with the six month period ended December 31, 2010 in which the Company had a net loss of $1,859,014, or an decrease of 49%, as a result of the decrease in general and administrative expenses noted above.

Our net accounts receivable balances were $567,647 and $492,240 at December 31, 2011 and June 30, 2011, respectively. The increase in accounts receivable compared to June 30, 2011 is primarily due to increase in fishing sales during the six months ended December 31, 2011. The Company is subject to risk of non-payment of its trade accounts receivable. For the six months ended December 31, 2011, three customers (which was as of 2010, four customers) represent approximately 85% of sales (which was as of 2010, 76%), and three customers represent approximately 74% (which was as of 2010, 77%) of the total outstanding accounts receivable as of December 31, 2011. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our net inventory balances were $474,454 and $536,716 at December 31, 2011 and, June 30, 2011, respectively. The decrease in our inventory balance is primarily a result of increase in fishing sales. We concentrate our new purchases of inventory on where we anticipate our future sales; golf shafts and our bestselling SKUs.

Our royalty payable and accrued expenses were in total $4,382,984 and $4,056,463 at December 31, 2011 and June 30, 2011, respectively. The increase in the balances is primarily due to unpaid royalties to Advanced Light Alloys and unpaid compensation to senior management. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of December 31, 2011 of $4,655,968. The Company retains consultants to perform development and public company reporting activities in exchange for stock of the Company. At June 30, 2011, we had a working capital deficiency of $4,140,970. Our working capital deficiency is largely due to unpaid royalties and unpaid management compensation. Our continuation as a going concern will require that we raise significant additional capital. Included in accrued expenses is $2,032,806 owed by the Company to the President and Chief Financial Officer (which was at June 30, 2011, $1,942,806). There is no assurance that consultants will continue to accept stock compensation for services. If consultants discontinue accepting stock compensation we may not be able to continue to retain the services of such consultants.

During the six months ended December 31, 2011, the Company received cash from financing activities of $335,755 ($350,000 Canadian dollars) for a loan payable due to a director of the Company. At December 31, 2011, $347,441 (which was at June 30, 2011, $0) loan payable is due to a director. The loan is repayable in $350,000 Canadian dollars, unsecured, due on demand and bears interest of 10%. The Company incurred interest expense of $4,249 (which was at December 31, 2010, $0) related to the loan payable. The director has demanded that $150,000 Canadian dollars and $200,000 Canadian dollars be repaid on or before April 4, 2012 and April 20, 2012, respectively.

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

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the six months ended December 31, 2011, three customers (which was as of December 31, 2010, four customers) represent approximately 85% of sales (which was as of December 31,. 2010, 76%), and three customers represent approximately 74% (which was as of December 31, 2010, 77%) of the total outstanding accounts receivable as of December 31, 2011. Management continually monitors its credit terms with customers to reduce credit risk exposure.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended June 30, 2011. Our critical accounting policies and estimates have not changed materially during the six months ended December 31, 2011.

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

In December 2011, Ellenoff Grossman & Schole LLP, former attorney of the Company, (“Plaintiff”) suit against the Company in the Supreme Court of the State of New York, County of New York. The Plaintiff is seeking cash of $94,419, plus costs and interest based upon alleged breach of contract. While the Company believes that it has meritorious defenses against the compliant, the ultimate resolution of the matter could result in a loss of up to $17,000 in excess of the amount accrued.

In March 2010, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Plaintiffs”) filed suit against the Company in the Superior Court in the County of Westchester, New York. The Plaintiffs are seeking in excess of $75,000 in damages and prejudgment interest based upon alleged breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2010, the Plaintiffs obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America.

In June 2010, Rick Smith Enterprises, Inc. (“Plaintiff”) filed suit against the Company in the Circuit Court of the Ninth Judicial Circuit of the State of Florida in and for Orange County Civil Division. The Plaintiff is seeking cash of $175,000 and shares of common stock of the Company valued at $175,000 plus costs and interest based upon alleged breach of contract. The Plaintiff is also seeking additional cash of $100,000 and shares of common stock of the Company valued at $100,000 for alleged continuing and anticipatory breach of contract. The action is in its very preliminary stages. As a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

ITEM 1A	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, except the following:

The market price of our common stock may limit its eligibility for clearing house deposit.

We are advised that if market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades in our securities. This would materially and adversely affect the marketability and liquidity of our shares and, accordingly may materially and adversely affect the value of an investment in our common stock.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2011, the Company issued 350,000 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $28,000.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On October 3, 2011, the Company issued 655,492 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through September 30, 2011. The shares were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Act.

ITEM 3	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4	Removed and Reserved

ITEM 5	OTHER INFORMATION

From January 1, 2012 to February 13, 2012, the Company issued 1,216,451 shares of its common stock to consultants for an aggregate value of $60,000 based on the quoted market price of the shares at time of issuance.

On January 3, 2012, the Company issued 1,224,500 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through December 31, 2011.

Such issuances of securities of the Company were made pursuant to the exemptions from registration contained in Rule 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6	EXHIBITS

Exhibit No.	Exhibit Description
3(i)(1)	Amended Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, File No. 33-43976 filed on November 14, 1991.

3(i)(2)	Certificate of Amendment to Amended Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 12, 2006.

3(i)(3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 24, 2006.

3(i)(4)	Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K dated August 3, 2006.

3(i)(5)	Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K dated June 18, 2007.

3(i)(6)	Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, dated July 10, 2009, incorporated herein by reference to Exhibit 4.12 to the Company’s Form 8-K filed on August 3, 2009.

3(ii)(1)	Amended and Restated Bylaws of the Company, incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, File No. 33-43976 filed on November 14, 1991.

3(ii)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company to effectuate a 1 for 20 reverse stock split of the Company’s issued and outstanding shares of common stock, incorporated herein by reference to the Company’s Form 8-K dated April 24, 2008.

3(iii)	Audit Committee Charter, incorporated by reference to Exhibit 3(iii) to the Company’s Form 10-K, filed on September 24, 2010.

4.1	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 24, 2006.

4.2	Element 21 Golf Company 10% Convertible Promissory Note issued to Oleg Muzyrya, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated February 24, 2006.

4.3	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 24, 2006.

4.4	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 23, 2006.

4.5	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 23, 2006.

4.6	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated August 3, 2006.

4.7	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated August 3, 2006.

4.8	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 1, 2006.

4.9	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2006.

4.10	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2006.

4.11	Form of Warrant for Purchase of 5,882,400 Shares of Common Stock dated June 15, 2007, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 18, 2007.

10.1	Series A Convertible Preferred Stock Exchange Agreement and Acknowledgement dated as of February 22, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 24, 2006.

10.2	Element 21 Golf Company 2006 Equity Incentive Plan, incorporated herein by reference to Annex C to the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on April 7, 2006.

10.3	Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of July 31, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 3, 2006.

10.4	Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of November 30, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 3, 2006.

10.5	Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 18, 2007.

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.

10.10	Extension and Modification of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 22, 2009.

10.11	Investment Banking Agreement with Legend Securities, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 15, 2009.

10.12	Trademark License and Product Distribution Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2010.

10.13	Management Agreement with Zeroloft Corp., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2009

10.14	Consulting Agreement with Gaynell Douglas dated May 1, 2010, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.15	Consulting Agreement with Yell Services, dated October 1, 2009, incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.16	Consulting Agreement with Altaf Kassam, dated October 1, 2009, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.17	Consulting Agreement with Tolkun Salieva, dated October 1, 2009, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.18	Consulting Agreement with Charles E. Fitzgerald, dated May 1, 2010, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.19	Employment Agreement with Nataliya Hearn, Ph.D., dated January 1, 2009, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.20	Consulting Agreement with Dorset Solutions, Inc, dated November 19, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.21	Consulting Agreement with Dorset Solutions, Inc, dated January 1, 2010, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.22	Consulting Agreement with Yell Services, dated October 1, 2010, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q, filed on February 11, 2011.

10.23	Consulting Agreement with Altaf Kassam, dated October 1, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q, filed on February 11, 2011.

10.24	Consulting Agreement with Tolkun Salieva, dated October 1, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q, filed on February 11, 2011.

10.25	Consulting Agreement with Jeff Manore, dated October 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q, filed on February 11, 2011.

10.26	Consulting Agreement with Henry Waszczuk, dated October 21, 2010, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q, filed on February 11, 2011.

10.27	Consulting Services Agreement with Philip Clark, dated January 1, 2011

14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed on September 24, 2010.

21.1	Subsidiaries of the Registrant++

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.++

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.++

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

++filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Rare Earths and Materials, Corp.

February 13, 2012	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
Chairman, Chief Executive Officer and President

February 13, 2012	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA
Chief Financial Officer

