Form 10-Q
period 2012-03-31
American Rare Earths & Materials, Corp.
filed 2012-05-14
CIK 797662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 35,920,690 shares of common stock, par value $0.001 per share as of May 9, 2012.

1

American Rare Earths and Materials, Corp. and Subsidiaries

PART 1 - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	June 30, 2011
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents (includes restricted cash of $81,050 and $79,842 as of March 31, 2012 and June 30, 2011, respectively (Note 12))	$207,963	$256,461
Accounts receivable - net of allowance for doubtful accounts of $25,307 and $24,799 as of March 31, 2012 and June 30, 2011, respectively	546,922	492,240
Inventories, net	387,927	536,716
Prepaid expenses and other current assets	126,353	104,272
TOTAL CURRENT ASSETS	1,269,165	1,389,689

FIXED ASSETS, NET	28,916	41,923
TOTAL ASSETS	$1,298,081	$1,431,612

- LIABILITIES AND SHAREHOLDERS’ DEFICIT-

CURRENT LIABILITIES:
Accounts payable	$314,426	$515,714
Accounts payable - related party	461,703	461,703
Royalty payable	1,859,155	1,564,748
Accrued expenses	535,116	353,862
Accrued expenses – related parties	2,331,353	2,137,853
Deferred revenue	630	160
Loans and advances – related party	158,738	158,738
Loan payable – related party	263,488	-
Dividends payable	60,000	60,000
Due to Zeroloft Corp. (Note 5)	277,881	277,881
TOTAL CURRENT LIABILITIES	6,262,490	5,530,659

CONTINGENCIES (Note 12)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.10 par value, authorized undesignated 2,447,000 shares, no shares issued and outstanding	-	-
Series A Convertible Preferred stock, $0.001 par value, authorized 2,200,000 shares, 2,113,556 shares issued and outstanding as of March 31, 2012 and June 30, 2011	2,114	2,114
Series B Convertible Preferred stock, $0.10 par value, authorized 353,000 shares, 352,945 shares issued and outstanding as of March 31, 2012 and June 30, 2011	35,295	35,295
Common stock, $0.001 par value; 300,000,000 shares authorized, 33,896,152 and 25,782,299 issued and outstanding at March 31, 2012 and June 30, 2011, respectively	33,896	25,782
Additional paid-in capital	34,184,145	33,524,331
Accumulated deficit	(39,219,859)	(37,686,569)
TOTAL SHAREHOLDERS’ DEFICIT	(4,964,409)	(4,099,047)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,298,081	$1,431,612

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Nine months Ended March 31,		Three months Ended March 31,
	2012	2011	2012	2011

REVENUES	$1,918,065	$3,428,047	$775,822	$1,685,146

COSTS OF SALES	1,510,803	2,211,880	655,019	1,314,027

GROSS PROFIT	407,262	1,216,167	120,803	371,119

GENERAL AND ADMINISTRATIVE EXPENSES	1,747,888	7,150,660	519,079	4,450,630
LOSS FROM OPERATIONS	(1,340,626)	(5,934,493)	(398,276)	(4,079,511)

OTHER INCOME (EXPENSE)
Interest income	-	297	-	1
Interest expense	(12,664)	(4,329)	(8,416)	-
	(12,664)	(4,032)	(8,416)	1

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,353,290)	(5,938,525)	(406,692)	(4,079,510)

Provision for income taxes	-	-	-	-
NET LOSS	(1,353,290)	(5,938,525)	(406,692)	(4,079,510)

Dividends on Series B Preferred Convertible stock	(180,000)	(180,000)	(60,000)	(60,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,533,290)	$(6,118,525)	$(466,692)	$(4,139,510)

Basic and diluted net loss per share available to common stockholders	$(0.05)	$(0.26)	$(0.01)	$(0.17)

Basic and diluted weighted average shares outstanding	30,571,300	23,426,346	33,292,397	24,728,085

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Number of Shares in Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, June 30, 2011	$2,114	$35,295	25,782,299	$25,782	$33,524,331	$(37,686,569)	$(4,099,047)
Issuance of common stock for services	-	-	5,865,703	5,866	482,062	-	487,928
Dividends on Series B Convertible Preferred Stock, paid in common stock	-	-	2,248,150	2,248	177,752	(180,000)	-
Net loss	-	-	-	-	-	(1,353,290)	(1,353,290)
Balance, March 31, 2012	$2,114	$35,295	33,896,152	$33,896	$34,184,145	$(39,219,859)	$(4,964,409)

See notes to condensed consolidated financial statements.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,353,290)	$(5,938,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensatory common stock and warrants	487,928	721,504
Depreciation	13,007	14,642
Amortization of intangible asset	-	392,086
Impairment of intangible asset	-	3,140,943
Foreign exchange loss	15,788	-
Accrued interest	-	(216)
Changes in:
Accounts receivable	(54,682)	25,619
Inventories	148,789	396,643
Prepaid expenses and other current assets	(22,081)	574,673
Accounts payable, accrued expenses and royalty payable	480,538	591,631
Deferred revenue	470	103,575
Due to Zeroloft Corp.	-	(129,208)
Net cash provided by (used in) operating activities	(283,533)	(106,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchase of) short-term investments	-	251,875
Net cash provided by (used in) investing activities	-	251,875

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable - shareholder	-	(350,000)
Loan payable – related party	335,755	-
Repayment of loan payable – related party	(100,720)	-
Exercise of warrants	-	110
Net cash provided by (used in) financing activities	235,035	(349,890)

DECREASE IN CASH AND CASH EQUIVALENTS	(48,498)	(204,648)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	256,461	513,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$207,963	$308,387

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$141,953
Income taxes paid	$-	$-
Issuance of shares of common stock for dividends	$180,000	$180,000
Repayment of amount due to Zeroloft Corp. through application of receivable from Zeroloft Corp. for certain reimbursable costs	$-	$442,912

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

Inventories, which consist primarily of goods held for resale, are stated at the lower of cost (weighted-average method) or market and are comprised as follows:

	March 31, 2012	June 30, 2011
Finished goods	$1,061,189	$1,207,345
Components	220,870	221,101
	1,282,059	1,428,446
Less: Provision for obsolescence	(894,132)	(891,730)
	$387,927	$536,716

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 GOING CONCERN

These condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company began generating revenues in fiscal 2005. Even with the generation of revenues from the sale of golf and fishing products, the Company expects to incur expenses in excess of revenues for an indefinite period.

Key financial information follows:

	As at and for the nine months ended March 31, 2012	As at and for the year ended June 30, 2011
Negative working capital	$(4,993,325)	$(4,140,970)
Net loss	$(1,353,290)	$(6,207,600)
Accumulated deficit	$(39,219,859)	$(37,686,569)

As shown in the accompanying condensed consolidated financial statements, during the nine months ended March 31, 2012, the Company incurred a net loss of $1,353,290 and used cash in operations during this period of $283,533.

These factors, among others (Note 12), raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

There have been no recent accounting pronouncements or changes in accounting pronouncement that impacted the third quarter of fiscal 2012, or which are expected to impact future periods, which were not adopted and disclosed in prior periods.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 RELATED PARTY ADVANCES AND LOANS PAYABLE

As of March 31, 2012 and June 30, 2011, $219,627 of trade payables was due to a Series A Convertible Preferred shareholder, ASA Commerce.

On November 23, 2009, the Board of Directors resolved to permit $250,000 of debt due to the President to be converted into shares of common stock of the Company at $0.45 per share. The Board of Directors further resolved that the remaining debt outstanding at November 23, 2009 of $1,436,415 due to the President may be converted into shares of common stock of the Company at $0.45 per share upon the Company’s common stock reaching a price of $1.50 per share. At March 31, 2012, $2,077,806 (which was at June 30, 2011, $1,942,806) was owed by the Company to the President.

At March 31, 2012, $97,500 (which was at June 30, 2011, $39,000) was due to the Chief Financial Officer in accrued compensation owing.

Amounts due to the President and Chief Financial Officer are payable on demand, non-interest bearing and unsecured. In absence of an earlier demand, amounts due are payable on June 30, 2016.

At March 31, 2012, $263,488 ($262,726 Canadian dollars (“CAD”)) (which was at June 30, 2011, $0) loan payable, including interest, is due to a director of the Company. The original loan was repayable in $350,000 CAD, unsecured, due on demand and bears interest of 10%. The Company incurred interest expense of $12,664 (which as at March 31, 2011, $0) related to the loan payable. On March 22, 2012, the Company repaid $100,720 ($100,000 CAD). Subsequent to March 31, 2012, the Company paid an additional $175,000 CAD and the Company and the director agreed that the remaining balance of $75,000 CAD plus accrued interest was due and payable on or before July 1, 2012.

The Company entered into an unsecured promissory note of $825,000 with a stockholder on May 27, 2008 with a stated interest rate of 10% and a repayment date of November 1, 2008. On October 12, 2010, the Company repaid the remaining outstanding principal balance of $150,000. On January 20, 2011, all outstanding interest payable totaling $141,953 related to the promissory note was fully paid in cash.

Dmitriy Sindalovsky has been contracted as an engineering consultant to the Company, specifically in support of the Company’s scandium applications. Under the terms of his contract, during the nine months ended March 31, 2012 the Company issued 2,150,000 (2011 – 710,000) shares valued at $237,750 (2011 - $171,225). During the three months ended March 31, 2012 the Company issued 350,000 (2011 – 250,000) shares valued at $14,000 (2011 – $72,500).  The value of these services are included in selling, general and administrative expenses in the condensed consolidated statement of operations for all periods presented.

Included in accrued expenses – related party at March 31, 2012, June 30, 2011 and 2010 are fees and unreimbursed expenses due to Dmitriy Sindalovsky of $556,861. Amounts due to the consultant are payable on demand, non-interest bearing and unsecured.  In absence of an earlier demand, amounts due are payable on June 30, 2016.

As disclosed in Note 12, in a legal claim commenced by Paritet Holdings Ltd. et al, on April 10, 2012, against two subsidiaries of the Company and other defendants, it has been alleged, among other things, that Dmitriy Sindalovsky controls ZT Holdings Limited and as a result has a controlling interest in Zeroloft Corp. AREM entered into a Trademark License and Product Distribution Agreement and Management Agreement (“Agreements”) with Zeroloft Corp. on January 14, 2010.

As a result of the Agreements, included in revenues on the condensed consolidated statement of operations for the nine months ended March 31, 2012 is the recovery of out of pocket expenses paid on behalf of Zeroloft Corp. and Zeroloft sales of $102,658 (2011 - $1,589,676).  Cost of sales includes $16,814 of expenditures related to Zeroloft activities (2011 - $508,967) and general and administrative expenses includes $85,844 of expenditures related to Zeroloft activities (2011 - $1,056,028) and amortization of intangible asset of $0 (2011 - $392,086) and impairment of intangible asset of $0 (2011 - $3,140,943).

In addition, included in revenues on the condensed consolidated statement of operations for the three months ended March 31, 2012 is the recovery of out of pocket expenses paid on behalf of Zeroloft Corp. and Zeroloft sales of $0 (2011 - $719,078).  Cost of sales includes $0 of expenditures related to Zeroloft activities (2011 - $285,435) and general and administrative expenses includes $0 of expenditures related to Zeroloft activities (2011 - $413,496) and amortization of intangible asset of $0 (2011 - $0) and impairment of intangible asset of $0 (2011 - $3,140,943).

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 RELATED PARTY ADVANCES AND LOANS PAYABLE (continued)

As a result of the legal claim described in Note 12 and for further clarification of the alleged related party transactions as at June 30, 2011 and June 30, 2010, included in revenues on the consolidated statement of operations for the year ended June 30, 2011 is the recovery of out of pocket expenses paid on behalf of Zeroloft Corp. of $1,592,616 (2010 - $554,143) and Zeroloft sales of $264,385 (2010 - $135,663). Cost of sales includes $585,047 of expenditures related to Zeroloft activities (2010 - $135,027), and general and administrative expenses includes $1,245,734 of expenditures related to Zeroloft activities (2010 - $419,116) and amortization of intangible asset of $392,085 (2010 - $355,859) and impairment of intangible asset of $3,140,944 (2010 - $0).

On May 19, 2010, the Company issued and Zeroloft Corp. agreed to accept 306,122 shares of common stock to pay $150,000 on the amount due to Zeroloft Corp. On September 1, 2010, the balance due to Zeroloft Corp. was decreased by $442,912 by offsetting accrued receivable due to the Company by Zeroloft Corp. During the six months ended December 31, 2010, the Company and Zeroloft Corp. agreed to apply $129,207 of stock-based compensation paid on behalf of Zeroloft Corp. against the amount due to Zeroloft Corp. At March 31, 2012, $277,881 (June 30, 2011 - $277, 881, June 30 - 2010 - $850,000) is due to Zeroloft Corp.

NOTE 6 ROYALTY PAYABLE

During the nine month period ended March 31, 2012, the Company incurred a royalty expense of $294,408 (which was at March 31, 2011, $305,014) for the sale of fishing equipment which is included in cost of sales. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee. The royalty is payable to Advanced. During the nine months ended March 31, 2012, the Company paid $0 (March 31, 2011 - $0) to Advanced. Royalty payable at March 31, 2012 is $1,859,155 (which was at June 30, 2011, $1,564,748).

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

For the nine months ended March 31, 2012 and 2011, the effect of stock options and other potentially dilutive shares was excluded from the calculation of diluted loss per common share, as their inclusion would have been anti-dilutive. Therefore, diluted loss per share is equal to basic loss per share. Such securities, shown below, presented on a common share equivalent basis and outstanding as at March 31, 2012 and 2011 have been excluded from the three month diluted loss per share computations:

	March 31, 2012	March 31, 2011
Warrants	840,985	2,690,985
Convertible Preferred stock	6,414,488	2,380,326
Due to Related Party	3,747,590	3,747,590
Stock Options	425,000	425,000

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 SHAREHOLDERS’ EQUITY

During the nine months ended March 31, 2012, the Company issued 5,865,703 shares of its common stock to consultants for services rendered by them for an aggregate fair value of $487,928 based on the quoted market price of the shares at time of issuance.

On July 1, 2011, the Company issued 368,158 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred Stock for accrued dividends through June 30, 2011.

On October 3, 2011, the Company issued 655,492 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred Stock for accrued dividends through September 30, 2011.

At January 3, 2012, the Company issued 1,224,500 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred Stock for accrued dividends through December 31, 2011.

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

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 STOCK OPTION PLANS

As of March 31, 2012, there are three stock option plans in effect; the 1992 Directors' Stock Option Plan (“Directors' Plan”), 1992 Stock Option Plan (“Option Plan”), the 2006 Equity Incentive Plan (“Incentive Plan”) and 2011 Equity Compensation Plan (“Compensation Plan”).

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

Option Plan

The Option Plan allows for the grant of options to employees to purchase up to 10% of the issued and outstanding shares of the Company, not to exceed 50,000 shares, at an exercise price equal to the stock’s market price at the date of grant. The Board sets vesting and expiration dates. There were no stock options outstanding under the Option Plan at March 31, 2012. No stock options have been granted under this plan since 2002.

Incentive Plan

The Incentive Plan allows for the grant of options to employees, officers, directors, consultants, advisors of the Company and to any other person who is determined by the Board of Directors to have made (or is expected to make) contributions to the Company. The number of common stock that may be issued under the Incentive Plan is 1,000,000 shares. No participant of the Incentive Plan may be awarded more than 500,000 shares of common stock in any one fiscal year. The exercise price cannot be less than 100% of the fair market value of the common stock on the date of the grant and may not have a life greater than ten years from the date of grant. In the case of a shareholder representing more than 10% of the voting power of all classes of shares of the Company, the exercise price cannot be less than 110% of the fair market value of the common stock on the date of the grant and may not have a life greater than five years from the date of grant. At March 31, 2012, options to purchase 425,000 shares of common stock were outstanding under the Incentive Plan.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – July 1, 2010	425,080	$0.50
Granted	-	-
Forfeited or expired	(80)	25.00
Exercised	-	-
Outstanding - June 30, 2011 and March 31, 2012	425,000	$0.50

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2012:

Exercise Price	Number Outstanding at March 31, 2012	Average Remaining Life (Years)	Aggregate Aggregate Intrinsic Value
$0.50	425,000	0.13	-

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 RISK MANAGEMENT

Credit risk

The Company is subject to risk of non-payment of its trade accounts receivable. For the nine months ended March 31, 2012, three customers (which was as of March 31, 2011, four customers) represent approximately 73% of revenues (which was as of March 31, 2011, 73%), and three customers represent approximately 82% (which was as of March 31, 2011, 78%) of the total outstanding accounts receivable as of March 31, 2012. Management continually monitors its credit terms with customers to reduce credit risk exposure.

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

The carrying amounts on the accompanying condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accounts payable – related parties, royalty payable, accrued expenses, accrued expenses – related parties and current debt are carried at cost, which approximates market value.

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

On April 10 2012, a claim was commenced by Paritet Holding Ltd. and Contour Finance Limited (“Plaintiffs”) against Nataliya Hearn, the CEO of the Company, and two wholly subsidiaries of the Company, Element 21 Golf Canada Inc. and Element 21 Sports Inc. (“AREM Defendants”) and against ZT Holding Limited, DIY Group Ltd. Dmitriy Sindalovsky and Ilya Oprenko (“Other Defendants”). The claim is brought in the Ontario Superior Court of Justice Court File No CV-12-450806, Province of Ontario, Canada. The Plaintiffs allege that two of the Other Defendants, Sindalovsky and Oprenko, induced them through misrepresentations to invest approximately $4 million in an aerogel clothing insulation business known as "Zeroloft". They further alleged that money that was supposed to go to increasing Zeroloft's production capacity in South Korea but the funds were misappropriated and sent to other corporations controlled by Sindalovsky or to one of the AREM Defendants (see Note 5). There are no allegations of misrepresentation against the AREM Defendants. While monetary relief is claimed against the Other Defendants, the Plaintiffs are seeking from the AREM Defendants the following:

a)	An accounting of the AREM Defendant’s assets, effects and property and all of the dealings and transaction between AREM Defendants and Other Defendants;

b)	An interlocutory and permanent injunction restraining the AREM Defendants from disposing of any of their assets;

c)	A declaration that the Plaintiffs are entitled to trace any monies obtained from the Plaintiffs in, to and through any financial institution, accounts or deposit facilities in the name of the AREM Defendants and in, to or through any assets purchased by the AREM Defendants with the Plaintiffs money and to recover the same; and

d)	A declaration that to the extent that the AREM Defendants hold any funds, or assets purchased from funds, which have been misappropriated from the Plaintiffs, they do so as constructive trustees.

The Plaintiffs also seek a declaration that they maintain proprietary interests in the any proceeds of funds fraudulently obtained from them by any of the defendants or the proceeds derived from such funds, including any assets purchased with the proceeds. The action is in its very preliminary stages and, as a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

In December 2011, McGuire Tax & Finance Inc. (“McGuire”), filed suit against the Company in the Superior Court of the State of New Hampshire Hillsborough County Southern District. The Plaintiff is seeking cash of $150,961 inclusive of fees and services charges based upon alleged breach of contract. The action is in its very preliminary stages. As a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

In December 2011, Ellenoff Grossman & Schole LLP, former attorney of the Company, (“Ellenoff”) filed suit against the Company in the Supreme Court of the State of New York, County of New York. Ellenoff is seeking cash of $94,419, plus cost and interest based upon alleged breach of contract. While the Company believes that is has meritorious defenses, the ultimate resolution of the matter could result in a loss of up to $17,000 in excess of the amount accrued in the condensed consolidated financial statements.

In March 2011, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Grippo”) filed suit against the Company in the Superior Court in the County of Westchester, New York. Grippo is seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2011, Grippo obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America. As such, included in cash and cash equivalents is restricted cash of $81,050 and $79,842 at March 31, 2012 and June 30, 2011, respectively.

In June 2011, Rick Smith Enterprises, Inc. (“Smith”) filed a complaint against the Company in the Circuit Court of the Ninth Judicial Circuit of the State of Florida in and for Orange County Civil Division. Smith is seeking cash of $175,000 and shares of common stock of the Company valued at $175,000 plus costs and interest for allegations involving breach of contract. Smith is also seeking additional cash of $100,000 and shares of common stock of the Company valued at $100,000 for alleged continuing and anticipatory breach of contract. The action is in its very preliminary stages. As a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

AMERICAN RARE EARTHS AND MATERIALS, CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 SUBSEQUENT EVENTS

From April 1, 2012 to May 9, 2012, the Company issued 561,112 shares of its common stock to consultants for an aggregate value of $17,500 based on the quoted market price of the shares at time of issuance.

On April 2, 2012, the Company issued 1,463,426 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through March 31, 2012.

Such issuances of securities of the Company were made pursuant to the exemptions from registration contained in Rule 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Subsequent to March 31, 2012, the Company paid $175,000 CAD on the loan payable to a director and the Company and the director agreed that the remaining balance of $75,000 CAD plus accrued interest was due and payable on or before July 1, 2012.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss of $1,353,290 for the nine months ended March 31, 2012 and an accumulated deficit of $39,219,859 as of March 31, 2012.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, the Company had revenue of $775,822 which includes non-cash barter revenue of $399 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $0 which is a decrease of 54% over the prior year’s revenues for the comparable period of $1,685,146 which includes non-cash barter revenue of $4,849 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $719,078. This decrease is primarily the result of a decrease in the reimbursement of out-of-pocket costs incurred on behalf of Zeroloft and sales of Zeroloft products of $719,078 in the current period. Fishing sales for the three month period ended March 31, 2012 decreased by $189,077 when compared to the three month period ended March 31, 2011.

For the three months ended March 31, 2012, the Company incurred costs of sales of $655,019 which is a decrease of 50% over the prior year’s costs of sales of $1,314,027. This decrease is primarily the result of decrease in the reimbursement of out-of-pocket costs in revenue.

For the three months ended March 31, 2012, the Company incurred general and administrative expenses of $519,079, which is a decrease of 88% of general and administrative expenses for the comparable period in the prior year of $4,450,630. Included in general and administrative expense is a non-cash charge of $65,000 representing the value of compensatory common stock and warrants for services provided by consultants, representing a decrease in these non-cash charges over the prior year period of $334,339. The decrease in general and administrative expenses is primarily the result of a decrease in professional fees paid for investor relations, a decrease in amortization and impairment expense of an intangible asset and a decrease in expenses paid on behalf of and recovered from Zeroloft Corp.

For the three month period ended March 31, 2012, the Company recognized interest income of $0, and incurred interest expense of $8,416, as compared to interest income of $1, and interest expense of $0, for the comparable prior year period. Interest expense relates to accrued interest on loan payable to a director.

Accordingly, for the three months period ended March 31, 2012, the Company had a net loss of $406,692, as compared with the three month period ended March 31, 2011 in which the Company had a net loss of $4,079,510, or a decrease of 90%, as a result of the decrease in general and administrative expenses noted above.

Nine months Ended March 31, 2012 and 2011

For the nine months ended March 31, 2012, the Company had revenue of $1,918,065 which includes non-cash barter revenue of $1,139 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $102,658 which is a decrease of 44% over the prior year’s revenues for the comparable period of $3,428,047 which includes non-cash barter revenue of $6,946 and reimbursement of out-of-pocket costs incurred on behalf Zeroloft Corp. of $1,589,676. This decrease is primarily the result of a decrease in the reimbursement of out-of-pocket costs incurred on behalf of Zeroloft and sales of Zeroloft products of $1,487,018 in the current period. Fishing sales for the nine month period ended March 31, 2012 decreased by $7,520 when compared to the nine month period ended March 31, 2011.

.

For the nine months ended March 31, 2012, the Company incurred costs of sales of $1,510,803 which is a decrease of 32% over the prior year’s costs of sales of $2,211,880. This decrease is primarily the result of decrease in the reimbursement of out-of-pocket costs in revenue.

For the nine months ended March 31, 2012 the Company incurred general and administrative expenses of $1,747,888, which is a decrease of 76% of general and administrative expenses for the comparable period in the prior year of $7,150,660. Included in general and administrative expense is a non-cash charge of $487,928 representing the value of compensatory common stock and warrants for services provided by consultants, representing an increase in these non-cash charges over the prior year period of $721,504. The decrease in general and administrative expenses is primarily the result of a decrease in professional fees paid for investor relations, a decrease in amortization expense of an intangible asset and a decrease in expenses paid on behalf of and recovered from Zeroloft Corp.

For the nine month period ended March 31, 2012, the Company recognized interest income of $0, and incurred interest expense of $12,664, as compared to interest income of $297, and interest expense of $4,329, for the comparable prior year period. Interest expense relates to accrued interest on loan payable to a director.

Accordingly, for the nine months period ended March 31, 2012, the Company had a net loss of $1,353,290, as compared with the nine month period ended March 31, 2011 in which the Company had a net loss of $5,938,525, or a decrease of 77%, as a result of the decrease in general and administrative expenses noted above.

Our net accounts receivable balances were $546,922, $492,240 and $764,301 at March 31, 2012, June 30, 2011 and March 31, 2011, respectively. The decrease in accounts receivable compared to March 31, 2011 is primarily due to decrease in fishing sales during the three months ended March 31, 2012. The Company is subject to risk of non-payment of its trade accounts receivable. For the nine months ended March 31, 2012, three customers (which was as of March 31, 2011, four customers) represent approximately 73% of revenues (which was as of March 31, 2011, 73%), and three customers represent approximately 82% (which was as of March 31, 2011, 78%) of the total outstanding accounts receivable as of March 31, 2012. Management continually monitors its credit terms with customers to reduce credit risk exposure.

Our net inventory balances were $387,927, $536,716 and $522,315 at March 31, 2012, June 30, 2011 and March 31, 2011, respectively. The decrease in our inventory balance is primarily a result of decreased purchases of fishing rods during the three months ended March 31, 2012. We concentrate our new purchases of inventory on where we anticipate our future sales; golf shafts and our bestselling SKUs.

Our royalty payable and accrued expenses were in total $4,725,624 and $4,056,463 at March 31, 2012 and June 30, 2011, respectively. The increase in the balances is primarily due to unpaid royalties to Advanced Light Alloys and unpaid compensation to senior management. The royalty is calculated as 20% of the net selling price of fishing products sold by the Company and any sub licensee.

Financial Condition, Liquidity and Capital Resources

The Company has negative working capital as of March 31, 2012 of $4,993,325. The Company retains consultants to perform development and public company reporting activities in exchange for stock of the Company. At June 30, 2011, we had a working capital deficiency of $4,140,970. Our working capital deficiency is largely due to unpaid royalties and unpaid management compensation. Our continuation as a going concern will require that we raise significant additional capital. Included in accrued expenses is $2,175,306 owed by the Company to the President and Chief Financial Officer (which was at June 30, 2011, $1,942,806). There is no assurance that consultants will continue to accept stock compensation for services. If consultants discontinue accepting stock compensation we may not be able to continue to retain the services of such consultants.

During the nine months ended March 31, 2012, the Company received cash from financing activities of $335,755 ($350,000 Canadian dollars) which are proceeds of a loan from a director of the Company. At March 31, 2012, $263,488 remained outstanding, including interest.  The loan repayable is $350,000 Canadian dollars, unsecured, due on demand and bears interest of 10%. The Company incurred interest expense of $12,664 related to the loan.  Subsequent to March 31, 2012, the Company paid an additional $175,000 CAD and the Company and the director agreed that the remaining balance of $75,000 CAD plus accrued interest was due and payable on or before July 1, 2012.

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

For a description of our critical accounting policies and estimates as well as certain sensitivity disclosures related to those estimates, see our Annual Report on Form 10-K for the year ended June 30, 2011. Our critical accounting policies and estimates have not changed materially during the nine months ended March 31, 2012.

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

On April 10 2012, a claim was commenced by Paritet Holding Ltd. and Contour Finance Limited (“Plaintiffs”) against Nataliya Hearn, the CEO of the Company, and two wholly subsidiaries of the Company, Element 21 Golf Canada Inc. and Element 21 Sports Inc. (“AREM Defendants”) and against ZT Holding Limited, DIY Group Ltd. Dmitriy Sindalovsky and Ilya Oprenko (“Other Defendants”). The claim is brought in the Ontario Superior Court of Justice Court File No CV-12-450806, Province of Ontario, Canada. The Plaintiffs allege that two of the Other Defendants, Sindalovsky and Oprenko, induced them through misrepresentations to invest approximately $4 million in an aerogel clothing insulation business known as "Zeroloft". They further alleged that money that was supposed to go to increasing Zeroloft's production capacity in South Korea but the funds were misappropriated and sent to other corporations controlled by Sindalovsky or to one of the AREM Defendants. There are no allegations of misrepresentation against the AREM Defendants. While monetary relief is claimed against the Other Defendants, the Plaintiffs are seeking from the AREM Defendants the following:

a)	An accounting of the AREM Defendant’s assets, effects and property and all of the dealings and transaction between AREM Defendants and Other Defendants;
b)	An interlocutory and permanent injunction restraining the AREM Defendants from disposing of any of their assets;
c)	A declaration that the Plaintiffs are entitled to trace any monies obtained from the Plaintiffs in, to and through any financial institution, accounts or deposit facilities in the name of the AREM Defendants and in, to or through any assets purchased by the AREM Defendants with the Plaintiffs money and to recover the same; and
d)	A declaration that to the extent that the AREM Defendants hold any funds, or assets purchased from funds, which have been misappropriated from the Plaintiffs, they do so as constructive trustees.

The Plaintiffs also seek a declaration that they maintain proprietary interests in the any proceeds of funds fraudulently obtained from them by any of the defendants or the proceeds derived from such funds, including any assets purchased with the proceeds. The action is in its very preliminary stages and, as a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

In December 2011, McGuire Tax & Finance Inc. (“McGuire”), filed suit against the Company in the Superior Court of the State of New Hampshire Hillsborough County Southern District. The Plaintiff is seeking cash of $150,961 inclusive of fees and services charges based upon alleged breach of contract. The action is in its very preliminary stages. As a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

In December 2011, Ellenoff Grossman & Schole LLP, former attorney of the Company, (“Ellenoff”) filed suit against the Company in the Supreme Court of the State of New York, County of New York. Ellenoff is seeking cash of $94,419, plus cost and interest based upon alleged breach of contract. While the Company believes that is has meritorious defenses, the ultimate resolution of the matter could result in a loss of up to $17,000 in excess of the amount accrued in the condensed consolidated financial statements.

In March 2011, John Grippo, the former CFO of the Company, and John Grippo Inc. (“Grippo”) filed suit against the Company in the Superior Court in the County of Westchester, New York. Grippo is seeking in excess of $75,000 in damages and prejudgment interest related to allegations involving breach of contract. The Company believes the claim is without merit and is vigorously defending the lawsuit and has filed a counterclaim in excess of $375,000 plus costs. On March 13, 2011, Grippo obtained a temporary restraining order over our bank accounts held at JP Morgan Chase and Bank of America. As such, included in cash and cash equivalents is restricted cash of $81,050 and $78,198 at March 31, 2012 and June 30, 2011, respectively.

In June 2011, Rick Smith Enterprises, Inc. (“Smith”) filed a complaint against the Company in the Circuit Court of the Ninth Judicial Circuit of the State of Florida in and for Orange County Civil Division. Smith is seeking cash of $175,000 and shares of common stock of the Company valued at $175,000 plus costs and interest for allegations involving breach of contract. Smith is also seeking additional cash of $100,000 and shares of common stock of the Company valued at $100,000 for alleged continuing and anticipatory breach of contract. The action is in its very preliminary stages. As a result, we are unable to estimate a potential loss or range of loss, if any, at this time.

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

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company issued 350,000 shares of its common stock to consultants for services rendered and to be rendered by them and for an aggregate value of $14,000.  The shares were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

At January 3, 2012, the Company issued 1,224,500 shares of its common stock valued at $60,000 to the holders of the Series B Convertible Preferred stock for accrued dividends through December 31, 2011. The shares were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Act.

Item 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4  Mine safety disclosures

Not applicable

ITEM 5 OTHER INFORMATION

From April 1, 2012 to May 9, 2012, the Company issued 561,112 shares of its common stock to consultants for an aggregate value of $17,500 based on the quoted market price of the shares at time of issuance.

On April 2, 2012, the Company issued 1,463,426 shares of its common stock to holders of Series B Convertible Preferred Stock for accrued dividends of $60,000 through March 31, 2012.

Such issuances of securities of the Company were made pursuant to the exemptions from registration contained in Rule 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Item 6               EXHIBITS

Exhibit No.	Exhibit Description
3(i)(1)	Amended Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, File No. 33-43976 filed on November 14, 1991.

3(i)(2)	Certificate of Amendment to Amended Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 12, 2006.

3(i)(3)	Certificate of the Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 24, 2006.

3(i)(4)	Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K dated August 3, 2006.

3(i)(5)	Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 8-K dated June 18, 2007.

3(i)(6)	Amended and Restated Certificate of the Powers, Designations, Preferences and Rights of the Series B Convertible Preferred Stock, $0.10 par value per share, dated July 10, 2009, incorporated herein by reference to Exhibit 4.12 to the Company’s Form 8-K filed on August 3, 2009.

3(ii)(1)	Amended and Restated Bylaws of the Company, incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, File No. 33-43976 filed on November 14, 1991.

3(ii)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company to effectuate a 1 for 20 reverse stock split of the Company’s issued and outstanding shares of common stock, incorporated herein by reference to the Company’s Form 8-K dated April 24, 2008.

3(iii)	Audit Committee Charter, incorporated by reference to Exhibit 3(iii) to the Company’s Form 10-K, filed on September 24, 2010.

4.1	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated February 24, 2006.

4.2	Element 21 Golf Company 10% Convertible Promissory Note issued to Oleg Muzyrya, incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated February 24, 2006.

4.3	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K dated February 24, 2006.

4.4	Form of Element 21 Golf Company 10% Convertible Promissory Note, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 23, 2006.

4.5	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 23, 2006.

4.6	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated August 3, 2006.

4.7	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated August 3, 2006.

4.8	Form of Warrant for Purchase of 3,750,000 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 1, 2006.

4.9	Form of Warrant for Purchase of 5,073,530 Shares of Common Stock dated July 31, 2006, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 1, 2006.

4.10	Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 18, 2006.

4.11	Form of Warrant for Purchase of 5,882,400 Shares of Common Stock dated June 15, 2007, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 18, 2007.

10.1	Series A Convertible Preferred Stock Exchange Agreement and Acknowledgement dated as of February 22, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 24, 2006.

10.2	Element 21 Golf Company 2006 Equity Incentive Plan, incorporated herein by reference to Annex C to the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on April 7, 2006.

10.3	Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of July 31, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 3, 2006.

10.4	Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of November 30, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 3, 2006.

10.5	Form of Subscription Agreement for Shares of Series B Convertible Preferred Stock dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 18, 2007.

10.6	Form of Subscription Agreement for Shares of Common Stock dated as of June, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2007

10.7	License Agreement with Advanced Light Alloys Corporation dated as of June 21, 2007 incorporated by reference to exhibit 10.1 to the Company’s Form 10K dated June 21, 2007.

10.8	Consulting Agreement with Nataliya Hearn dated as of January 4, 2006 incorporated by reference to exhibit 10.4 to the Company’s Form 10K dated October 13, 2006.

10.9	Consulting Agreement with John Grippo dated as of November 10, 2005 incorporated by reference to exhibit 10.5 to the Company’s Form 10K dated October 13, 2006.

10.10	Extension and Modification of Promissory Note, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 22, 2009.

10.11	Investment Banking Agreement with Legend Securities, Inc., incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 15, 2009.

10.12	Trademark License and Product Distribution Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2010.

10.13	Management Agreement with Zeroloft Corp., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 20, 2009

10.14	Consulting Agreement with Gaynell Douglas dated May 1, 2010, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.15	Consulting Agreement with Yell Services, dated October 1, 2009, incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.16	Consulting Agreement with Altaf Kassam, dated October 1, 2009, incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.17	Consulting Agreement with Tolkun Salieva, dated October 1, 2009, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.18	Consulting Agreement with Charles E. Fitzgerald, dated May 1, 2010, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.19	Employment Agreement with Nataliya Hearn, Ph.D., dated January 1, 2009, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.20	Consulting Agreement with Dorset Solutions, Inc., dated November 19, 2009, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.21	Consulting Agreement with Dorset Solutions, Inc., dated January 1, 2010, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K/A, filed on October 15, 2010.

10.22	Consulting Agreement with Yell Services, dated October 1, 2010, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q, filed on February 11, 2011.

10.23	Consulting Agreement with Altaf Kassam, dated October 1, 2010, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q, filed on February 11, 2011.

10.24	Consulting Agreement with Tolkun Salieva, dated October 1, 2010, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q, filed on February 11, 2011.

10.25	Consulting Agreement with Jeff Manore, dated October 20, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q, filed on February 11, 2011.

10.26	Consulting Agreement with Henry Waszczuk, dated October 21, 2010, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-Q, filed on February 11, 2011.

10.27	Consulting Services Agreement with Philip Clark, dated January 1, 2011

10.28	Promissory Note with Zapfe Holdings Inc., dated October 4, 2011 ++

10.29	Promissory Note with Zapfe Holdings Inc., dated December 20, 2011 ++

14.1	Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed on September 24, 2010.

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.++

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.++

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

++filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Rare Earths and Materials, Corp.

May 14, 2012	By:	/s/ Nataliya Hearn
Nataliya Hearn, Ph.D.
Chairman, Chief Executive Officer and President

May 14, 2012	By:	/s/ Philip Clark
Philip Clark, CA, CPA, CFA Chief Financial Officer

